Form 10-Q
period 2003-09-30
UNITED COMPONENTS INC
filed 2003-12-22
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-107219

UNITED COMPONENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3759857
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

301 Industrial Drive, Albion, IL	62806
(Address of Principal Executive Offices)	(Zip Code)

(618) 445-6011

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes ☐ No ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

     Yes ☐ No ☒

     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of December 22, 2003.

Index

United Components, Inc.

Part I FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed balance sheets—September 30, 2003, and December 31, 2002
Condensed income statements—Three and nine months ended September 30, 2003 and 2002
Condensed statements of cash flows—Nine months ended September 30, 2003 and 2002
Statement of changes in shareholder’s equity—December 31, 2002, June 20, 2003, and September 30, 2003
Notes to condensed financial statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Qualitative and Quantitative Information About Market Risk
Item 4. Controls and Procedures
Part II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8K
Signatures
Exhibits

FORWARD-LOOKING STATEMENTS

Certain statements in this report are forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the U.S. Securities Exchange Act of 1934, as amended, and the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties. All statements other than statements of historical facts included in this report that address activities, events or developments that United Components, Inc. (“UCI”) expects, believes or anticipates will or may occur in the future are forward-looking statements. Forward-looking statements give UCI’s current expectations and projections relating to the financial condition, results of operations, plans, objectives, future performance and business of UCI and its subsidiaries. These statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.

These forward-looking statements are based on UCI’s expectations and beliefs concerning future events affecting UCI. They are subject to uncertainties and factors relating to UCI’s operations and business environment, all of which are difficult to predict and many of which are beyond UCI’s control. Although UCI believes that the expectations reflected in its forward-looking statements are reasonable, it does not know whether the expectations will prove correct. They can be affected by inaccurate assumptions UCI might make or by known or unknown risks and uncertainties. Many factors mentioned in UCI’s discussion in this report will be important in determining future results.

Because of these factors, UCI cautions that investors should not place undue reliance on any of these forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, UCI undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

United Components, Inc. (“UCI”)

Condensed Balance Sheets
(in thousands)

	UCI	Predecessor
	Consolidated	Combined
	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$73,078	$28,354
Accounts receivable, net	245,049	211,551
Inventories	180,155	213,950
Deferred tax	16,853	1,052
Other current assets	12,876	10,208

Total current assets	528,011	465,115
Property, plant and equipment, net	215,112	152,529
Due from parent	—	37,379
Goodwill	160,707	14,913
Other intangible assets, net	78,614	600
Deferred financing costs	12,400	—
Deferred tax	18,644	—
Other assets	258	13,934

Total assets	$1,013,746	$684,470

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$68,708	$44,817
Notes payable	1,030	962
Current maturities of long-term debt	4,940	1,398
Accrued expenses and other current liabilities	68,640	44,382

Total current liabilities	143,318	91,559
Long-term debt, less current maturities	569,419	549
Pension and other post retirement liabilities	47,930	20,326
Deferred tax	—	3,761
Other liabilities	4,247	240
Contingencies—Note F
Shareholder’s equity
Preferred stock	—	13
Common stock	—	4,289
Additional paid in capital	261,011	44,940
Retained (deficit) earnings	(10,558)	467,376
Division equity	—	67,929
Accumulated other comprehensive loss	(1,621)	(16,512)

Total shareholder’s equity	248,832	568,035

Total liabilities and shareholder’s equity	$1,013,746	$684,470

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Income Statements (Unaudited)
(in thousands)

	UCI	Predecessor
	Consolidated	Combined
	Three Months	Three Months
	ended	ended
	September 30, 2003	September 30, 2002

Net sales	$253,718	$235,201
Cost of sales	222,481	177,651

Gross profit	31,237	57,550

Operating expenses
Selling and warehousing	19,347	19,781
General and administrative	11,928	10,907
Amortization of other intangibles	1,282	30

Operating income (loss)	(1,320)	26,832

Other income (expense)
Interest income	86	973
Interest expense	(10,525)	(67)
Management fee expense	(506)	(14)
Miscellaneous, net	80	462

Income (loss) before income taxes	(12,185)	28,186
Income tax expense (benefit)	(4,630)	(814)

Net income (loss)	$(7,555)	$29,000

Pro forma (unaudited), adjusted solely for change in income tax filing status (Note C):
Historical income (loss) before provision for income taxes	$(12,185)	$28,186
Income tax expense (benefit)	(4,630)	10,513

Pro forma net income (loss)	$(7,555)	$17,673

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Income Statements (Unaudited)
(in thousands)

	UCI	Predecessor	Predecessor
	Consolidated	Combined	Combined
	June 21, 2003	January 1, 2003	Nine Months
	through	through	ended
	Sept. 30, 2003	June 20, 2003	September 30, 2002

Net sales	$279,897	$455,617	$706,068
Cost of sales	245,882	374,501	535,756

Gross profit	34,015	81,116	170,312

Operating expenses
Selling and warehousing	21,561	37,736	59,866
General and administrative	13,428	21,637	30,428
Amortization of other intangibles	1,386	60	690

Operating income (loss)	(2,360)	21,683	79,328

Other income (expense)
Interest income	86	1,712	3,302
Interest expense	(14,385)	(245)	(369)
Management fee expense	(561)	(18)	(52)
Miscellaneous, net	191	(408)	101

Income (loss) before income taxes	(17,029)	22,724	82,310
Income tax expense (benefit)	(6,471)	942	1,988

Net income (loss)	$(10,558)	$21,782	$80,322

Pro forma (unaudited), adjusted solely for change in income tax filing status (Note C):
Historical income (loss) before provision for income taxes	$(17,029)	$22,724	$82,310
Income tax expense (benefit)	(6,471)	8,544	30,702

Pro forma net income (loss)	$(10,558)	$14,180	$51,608

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	UCI	Predecessor	Predecessor
	Consolidated	Combined	Combined
	June 21, 2003	January 1, 2003	Nine Months
	through	through	ended
	Sept. 30, 2003	June 20, 2003	September 30, 2002

Cash flows from operating activities:
Net income (loss)	$(10,558)	$21,782	$80,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	11,392	12,928	20,697
Amortization of other intangibles	1,386	60	690
Amortization of deferred financing fees and debt issuance costs	771	—	—
(Gain) loss on sale of assets, net	(49)	242	75
Changes in operating assets and liabilities
Accounts receivable	(14,532)	(18,146)	(44,003)
Inventories	44,008	18,806	(9,007)
Other current assets	(9,619)	(3,035)	(3,934)
Accounts payable	32,995	(9,425)	9,468
Accrued expenses and other current liabilities	16,137	(2,438)	16,171
Other assets	1,393	715	(333)
Other liabilities	1,101	2,404	(2,014)

Net cash provided by operating activities	74,425	23,893	68,132

Cash flows from investing activities:
Acquisition and related fees	(818,380)	—	—
Capital expenditures	(8,340)	(21,388)	(35,439)
Proceeds from sale of assets	2,252	215	482

Net cash (used) in investing activities	(824,468)	(21,173)	(34,957)

Cash flows from financing activities:
Issuance of debt	585,000	—	325
Financing fees and debt issuance costs	(21,871)	—	—
Stockholder’s equity contribution	261,011	—	—
Dividends and transfers to UIS, Inc., net	—	(28,033)
Payments to UIS, net	—	—	(32,198)
Payments of debt, net	(5,468)	(98)	—

Net cash (used in) provided by financing activities	818,672	(28,131)	(31,873)

Effect of exchange rate changes on cash	(3)	1,509	1,088

Net increase (decrease) in cash and cash equivalents	68,626	(23,902)	2,390
Cash and cash equivalents at beginning of period	4,452	28,354	19,698

Cash and cash equivalents at end of period	$73,078	$4,452	$22,088

The accompanying notes are an integral part of these statements

United Components, Inc.

Statements of Changes in Shareholder’s Equity (Unaudited)
(in thousands)

			Additional	Retained
	Preferred	Common	Paid-In	Earnings
	Stock	Stock	Capital	(Deficit)

Predecessor combined balance at December 31, 2001	$13	$4,289	$44,940	$425,533
Dividends paid				(25,000)
Transfers with UIS, Inc., net
Comprehensive income
Net earnings				66,843
Other comprehensive income (loss)
Minimum pension liability
Foreign currency adjustment
Total comprehensive income

Predecessor combined balance at December 31, 2002	$13	$4,289	$44,940	$467,376

Predecessor combined balance at January 1, 2003	$13	$4,289	$44,940	$467,376
Dividends paid				(17,913)
Liability to UIS contributed to capital			20,271
Transfers with UIS, Inc., net				(56,630)
Comprehensive income
Net earnings				6,650
Other comprehensive income (loss)
Foreign currency adjustment
Total comprehensive income

Predecessor combined balance at June 20, 2003	$13	$4,289	$65,211	$399,483

UCI consolidated balance at June 20, 2003	$—	$—	$260,000	$—
Additions to paid-in capital			1,011
Comprehensive income
Net earnings (loss)				(10,558)
Other comprehensive income (loss)
Interest rate swaps
Foreign currency adjustment
Total comprehensive income (loss)

UCI consolidated balance at September 30, 2003	$—	$—	$261,011	$(10,558)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other	Total
	Division	Comprehensive	Shareholder’s	Comprehensive
	Equity	Income (loss)	Equity	Income (loss)

Predecessor combined balance at December 31, 2001	$54,846	$(8,143)	$521,478
Dividends paid			(25,000)
Transfers with UIS, Inc., net	(23,682)		(23,682)
Comprehensive income
Net earnings	36,765		103,608	$103,608
Other comprehensive income (loss)
Minimum pension liability		(11,889)	(11,889)	(11,889)
Foreign currency adjustment		3,520	3,520	3,520

Total comprehensive income				$95,239

Predecessor combined balance at December 31, 2002	$67,929	$(16,512)	$568,035

Predecessor combined balance at January 1, 2003	$67,929	$(16,512)	$568,035
Dividends paid			(17,913)
Liability to UIS contributed to capital			20,271
Transfers with UIS, Inc., net	(10,120)		(66,750)
Comprehensive income
Net earnings	15,132		21,782	$21,782
Other comprehensive income (loss)
Foreign currency adjustment		4,125	4,125	4,125

Total comprehensive income				$25,907

Predecessor combined balance at June 20, 2003	$72,941	$(12,387)	$529,550

UCI consolidated balance at June 20, 2003	$—	$—	$260,000
Additions to paid-in capital			1,011
Comprehensive income
Net earnings (loss)			(10,558)	$(10,558)
Other comprehensive income (loss)
Interest rate swaps		(741)	(741)	(741)
Foreign currency adjustment		(880)	(880)	(880)

Total comprehensive income (loss)				$(12,179)

UCI consolidated balance at September 30, 2003	$—	$(1,621)	$248,832

The accompanying notes are an integral part of these statements.

United Components, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE A - GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION

General

United Components, Inc. is a wholly owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). Affiliates of Carlyle own 99.4% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management.

On June 20, 2003, United Components, Inc. (“UCI”) purchased, from UIS, Inc. and UIS Industries, Inc. (together “UIS”), the vehicle parts business of UIS, consisting of all of the issued and outstanding common stock or other equity interests in Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which is the owner of 100% of the capital stock of Flexible Lamps, Ltd. and Airtex Products Ltd.), Mid-South Mfg., Inc., Airtex Products S.A., Airtex Products, Inc., Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S.A. de C.V., Automotive Accessory Co. Ltd. and Airtex Products, LLC, a limited liability company that owns the assets of the Airtex Products business of UIS, Inc. (See Note B)

The Company operates in one business segment through its subsidiaries. The Company manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America and Europe.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of UCI and its subsidiaries. The accompanying combined financial statements include the accounts of the vehicle parts businesses of UIS, consisting of the aforementioned entities, which are collectively referred to in these financial statements as the “Predecessor Company” or “Predecessor.” In these notes to the financial statements, the term the “Company” refers to both UCI and the Predecessor Company. The aforementioned June 20, 2003 acquisition is referred to in these notes to the financial statements as the “Acquisition”.

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The December 31, 2002 combined balance sheet has been derived from the audited financial statements included in the Company’s Registration Statement on Form S-4, Amendment No. 2, as filed on October 29, 2003. The financial statements at September 30, 2003 and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of the Company, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Such adjustments include normal recurring adjustments and, in the case of the September 30, 2003 balance sheet and the statement of earnings for the period June 21, 2003 to September 30, 2003, include the effects of the preliminary allocation of the Acquisition purchase price. The purchase price has been allocated based on preliminary estimates of the fair value of the assets acquired and the liabilities assumed. Purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. (See Note B) All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of sales and expense during the reporting periods. The estimates and assumptions relate to estimates of collectibility of accounts receivable and the realizability of inventory, goodwill and other intangible assets, cost accruals, insurance reserves, income taxes and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates. In addition to estimates that are typically reflected in financial statements, the

NOTE A (continued)

September 30, 2003 balance sheet and the income statement for the period of June 21, 2003 to September 30, 2003 include the effects of the preliminary allocation of the Acquisition purchase price. The purchase price has been allocated based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. (See Note B)

These financial statements should be read in conjunction with the financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2002 and for the interim periods ended June 30, 2003 included in the Company’s Registration Statement on Form S-4, Amendment No. 2, as filed on October 29, 2003.

Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

NOTE B — ACQUISITION

OVERVIEW

On June 20, 2003, UCI purchased from UIS the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of the Predecessor Company.

The initial purchase price was $800 million. This amount is subject to certain agreed-upon post-closing adjustments, which have not yet been determined. In addition the Company assumed $2 million of debt and capital lease obligations. Fees and expenses associated with the Acquisition (excluding financing fees) were approximately $18 million and are accounted for as additional purchase price. Financing for the Acquisition was comprised of a $260 million equity contribution by Carlyle and proceeds from $585 million of debt. Proceeds from the borrowings were also used to pay for approximately $40 million of Acquisition-related transaction and financing fees. $5 million of the borrowed funds, which was initially retained as cash on hand to support on-going operations, have been repaid.

DESCRIPTION OF DEBT TO FUND THE ACQUISITION

The Company borrowed $585 million of debt to fund the Acquisition. The debt consists of (i) a $50 million Tranche A term loan facility, (ii) a $300 million Tranche B term loan facility, (iii) $230 million of senior subordinated notes and (iv) $5 million borrowed under a $75 million revolving credit facility.

Senior credit facilities

The $425 million in senior credit facilities, of which $350 million is outstanding as of September 30, 2003, is comprised of the following:

     a.     Revolving credit facility

The $75 million revolving credit facility is available on a revolving basis for six years, $5 million of which was funded at closing and subsequently repaid. At September 30, 2003, $3.4 million of revolving credit borrowing capacity has been used to support outstanding letters of credit. The interest rates per annum applicable to the revolving credit facility, as well as Tranche A and Tranche B term loans, are at the Company’s option, the Base Rate or Eurodollar Rate plus, in each case, an applicable margin. The applicable margin for loans under the revolving credit facility is determined and is subject to adjustment based on a consolidated leverage ratio, as defined in the senior credit facilities. The Base Rate is a fluctuating interest rate equal to the higher of (a) the prime lending rate as set forth on the British Banking Association Telerate page 5 or another comparable page, and (b) the Federal funds effective rate plus 0.50%. At September 30, 2003 the interest rate was 4.38%. In addition to interest on outstanding borrowings, the Company is required to pay a commitment fee on unused revolving credit facility commitments at a per annum rate of 0.50% subject to adjustment based on a consolidated leverage ratio, as defined.

NOTE B (continued)

     b.     Tranche A term loan

The $50 million term loan facility is due in 2009. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods elected under the facility. The interest rate is variable and is determined as described above. At September 30, 2003 the rate was 4.38%. The loan is secured by all tangible and intangible assets of the Company. The Tranche A term loan amortizes in scheduled quarterly payments, aggregating to 5%, 5%, 10%, 20%, 40% and 20% of its initial principal amount in 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

     c.     Tranche B term loan

The $300 million term loan facility is due in 2010. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods elected under the facility. The interest rate is variable and is determined as described above. At September 30, 2003 the rate was 4.38%. The loan is secured by all tangible and intangible assets of the Company. The Tranche B term loan amortizes in scheduled quarterly payments aggregating to 0.25% of its initial principal amount in 2003, 1% of its initial principal amount in each of the years from 2004 through 2008, 47.6% of its initial principal amount in 2009 and 47.1% of its initial principal amount in 2010.

The senior secured credit facilities require mandatory prepayments under certain events as defined in the agreement and require the Company to maintain certain financial covenants.

Senior subordinated notes

The $230 million 9 3/8% Senior Subordinated Notes are due in 2013. The 9 3/8% interest is payable semi-annually, in arrears on June 15 and December 15 of each year, beginning December 15, 2003. The notes are jointly and severally guaranteed on a senior subordinated basis by certain of the Company’s subsidiaries. The notes mature June 15, 2013.

Scheduled repayments of Acquisition-related debt

Future mandatory scheduled repayments of the Acquisition-related debt follows (in thousands):

September 30, 2003

2003, fourth quarter	$750
2004	5,500
2005	5,500
2006	8,000
2007	13,000
2008	23,000
Thereafter	524,250

$580,000

CHANGE IN INCOME TAX FILING STATUS

As discussed in Note C, the Predecessor Company had elected for certain of its subsidiaries to be taxed as S Corporations pursuant to the Internal Revenue Code. In connection with the Acquisition, the Company terminated its S corporation elections and became a C corporation and, consequently, became subject to Federal and additional state and local income taxes. The pro forma information presented below includes adjustments for, among other things, the change in the Company’s income tax filing status. The pro forma income tax amounts include income taxes as if the Company had been filing as a C corporation for the entire period.

NOTE B (continued)

PRELIMINARY ALLOCATION OF THE ACQUISITION PURCHASE PRICE AND PRO FORMA INFORMATION

The Acquisition is accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired companies will be included in the results of UCI beginning on the Acquisition date. The information included herein has been prepared based on a preliminary allocation of the Acquisition purchase price, which was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. Additional pertinent information that the Company is in the process of obtaining includes, but is not limited to (i) updated actuarial valuations for pensions and other retirement obligations, (ii) internal and independent consultant evaluations of environment related risks, and (iii) independent third-party appraisals of property, plant and equipment and intangible assets other than goodwill. Finalization of the allocation of the Acquisition purchase price could result in material changes to the balance sheet presented herein and the unaudited pro forma information presented below.

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
(unaudited)

Current assets	$487
Property, plant and equipment	220
Goodwill	161
Other intangible assets	80
Deferred taxes	18
Other long term assets	15

Total assets acquired	981

Current liabilities	100
Long-term debt, excluding borrowings to fund the Acquisition purchase price and related transaction fees	12
Pension and other post retirement liabilities	47
Other long-term liabilities	4

Total liabilities assumed	163

Net assets acquired	$818

Of the $80 million of acquired intangible assets, $30 million was assigned to trademarks that are not subject to amortization and $50 million was assigned to customer relationships. The preliminary estimated weighted average useful life of the customer relationships is 15 years.

The $161 million of goodwill resulting from the transaction and all the written-up values of the other assets are expected to be deductible for income tax purposes.

Presented below is unaudited pro forma data for the following periods: (a) for the nine months ended September 30, 2003, after giving effect to the Acquisition as if it had occurred on January 1, 2003 and (b) for the year ended December 31, 2002 after giving effect to the Acquisition as if it had occurred on January 1, 2002. The pro forma adjustments give effect to (i) the preliminary allocation of the June 20, 2003 Acquisition purchase price, (ii) the Company’s new capital structure, (iii) the new Carlyle management fee (see Note G), and (iv) income tax expense based on a C corporation filing status (see Note C). As more fully explained above, the allocation of the Acquisition purchase price is preliminary. Finalization of the allocation of the Acquisition purchase price could result in material changes to the unaudited pro forma information presented below. The pro forma earnings data does not purport to represent what the results of operations would have been if the Acquisition had occurred as of the dates indicated above, or what the results will be in future periods.

NOTE B (continued)

	Unaudited Pro Forma Data

	Year Ended	Nine Months Ended
	December 31, 2002	September 30, 2003

	(in thousands)
Net sales	$928,551	$735,514
Operating income (loss)	60,343	(13,034)
Net income (loss)	5,588	(31,930)

NOTE C – INCOME TAXES

Prior to June 21, 2003, the subsidiaries comprising the Predecessor Company were treated as disregarded entities for U.S. tax purposes (Qualified Subchapter S subsidiaries, or Q subs). As Q subs of UIS, the subsidiaries were included in the U.S. Federal and certain state S corporation income tax returns of UIS. As such, the income taxes on the earnings of the Predecessor Company were paid by the sole shareholder of UIS pursuant to an election for Federal income tax purposes not to be taxed as a corporation. No tax sharing arrangement existed for the subsidiaries comprising the Predecessor Company. Accordingly, no provision has been made in the accompanying financial statements for Federal income taxes on the net earnings of these companies for the periods prior to June 21, 2003. A provision for certain state franchise and income taxes has been made.

The Q sub status and the S corporation status terminated immediately prior to the Acquisition. (See Note B) The Company became a C corporation and will be subject to both Federal and state income taxes and will begin to file a consolidated Federal income tax return. UCI’s effective tax will increase accordingly. As part of the preliminary allocation of the Acquisition purchase price, net deferred tax assets have been increased in recognition of UCI’s higher effective tax rate.

Deferred tax assets and liabilities are provided for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. At December 31, 2002, deferred tax assets are comprised primarily of inventory-related timing differences between book and tax, and deferred tax liabilities are primarily attributable to depreciation differences. The amounts are small because they relate solely to foreign and certain state entities. As a result of the Acquisition, the Company is a C corporation, as defined in the Internal Revenue Code, and the tax basis of many of its assets and liabilities has changed. At September 30, 2003, the components of deferred tax assets and (liabilities) are summarized below (in thousands):

	Current	Noncurrent

Product returns accrual	$4,966	$—
Pension and other post retirement liabilities	807	17,255
Vacation accrual	2,281	—
Tax loss carryforwards	7,974	—
Other	825	1,389

	$16,853	$18,644

For the June 21, 2003 through September 30, 2003 period, the Successor Company has recorded income tax expense at 38% of pretax income. The difference from the Federal 35% statutory rate is the effect of state and foreign income taxes.

NOTE D - INVENTORIES

The components of inventory consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$29,291	$31,886
Work in process	49,970	44,674
Finished products	100,894	137,390

	$180,155	$213,950

NOTE E - GEOGRAPHIC INFORMATION

The Company had the following sales by country (in thousands):

	Three Months		Nine Months		Six Months
	Ended		Ended		Ended
	September 30,		September 30,		June 30,
	2003	2002	2003	2002	2003	2002

United States	$208,222	$194,676	$610,773	$591,278	$402,551	$396,603
Canada	7,277	8,380	22,427	23,250	15,150	14,871
United Kingdom	9,360	7,162	27,898	25,994	18,538	18,832
Mexico	6,704	6,921	18,507	16,932	11,803	10,011
Germany	2,400	2,852	8,429	7,971	6,029	5,118
Spain	778	1,058	2,373	2,445	1,595	1,387
Belgium	1,489	1,537	4,672	4,090	3,183	2,553
France	1,972	2,534	6,042	5,280	4,070	2,746
Other	15,516	10,081	34,393	28,828	18,877	18,747

	$253,718	$235,201	$735,514	$706,068	$481,796	$470,868

The above sales include combined sales of the Predecessor Company through the June 20, 2003 Acquisition date. All of the 2002 amounts and approximately 90% of the six months ended June 30, 2003 amounts are combined sales of the Predecessor Company.

Long-lived Assets

Net long-lived assets by country are presented below (in thousands):

	September 30,	December 31,
	2003	2002

United States	$133,144	$163,073
United Kingdom	29,951	39,162
Mexico	10,053	13,315
Spain	3,158	3,488
Canada	290	317
Preliminary allocation of acquisition purchase price, not yet allocated to operating entities	309,139	—

	$485,735	$219,355

NOTE F - CONTINGENCIES

The Company is subject to various legal proceedings and claims arising out of its business that cover a wide range of matters, including, among others, product liability, warranty and employment matters. The Company believes that these proceedings will not have a material adverse effect on the financial position of the Company. The Company is also subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has recorded accrued liabilities for certain environmental remediation activities. These amounts are included in the lines captioned “Accrued expenses and other current liabilities” and “Other liabilities” on the balance sheet. In management’s opinion, such accruals are appropriate based on existing facts and circumstances. As part of the effort to finalize the allocation of the Acquisition purchase price (see Note B), the Company is in the process of obtaining internal and independent consultant evaluations of environment-related risks. The results of that effort may require an increase in the liability that is recorded for environment-related issues when the allocation of the Acquisition purchase price is finalized. Consequently, the pre-acquisition April 1 to June 20, 2003 period may be impacted by the final estimate of this liability.

NOTE G - RELATED PARTY TRANSACTIONS

UIS maintained casualty insurance (workers’ compensation, commercial general liability, including product liability and recall and comprehensive automobile) for all of its subsidiaries, including the Predecessor Company. UIS allocated premium expense to each subsidiary based on rates charged by the insurance carrier and predicated and adjusted on estimated losses. UIS is liable for the settlement of all claims on these policies. As of the Acquisition date, the Company is no longer covered by UIS.

UIS management fee expense charged to the Predecessor Company was $18,000 and $52,000 for the nine months ended September 30, 2003 and 2002, respectively.

Occasionally, UIS extended financing to the Predecessor Company. Interest charges to the Predecessor Company on debt to UIS were $-0- and $55,000 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, such charges were $180,000 and $333,000, respectively. These charges are recorded as interest expense. In addition, the Predecessor Company extended financing to UIS. Interest income from UIS was $-0- and $1.1 million for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, such income was $1.4 million and $3.1 million, respectively. This income is recorded as interest income.

The Company has employment agreements with certain of its executive officers providing for annual compensation amounting to approximately $0.7 million per annum plus bonuses (as defined in the employment agreements) and severance pay under certain circumstances (as defined in the employment agreements).

In connection with the Acquisition, the Company entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to the Company and its subsidiaries. Pursuant to this agreement, the Company will pay an annual management fee to Carlyle of $2.0 million and out-of-pocket expenses, and the Company may pay Carlyle additional fees associated with financial advisory and other future transactions. Carlyle also received a one-time transaction fee of $10.0 million upon consummation of the Acquisition. The agreement also provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than 10% of the Company’s equity interest or when the company and Carlyle mutually agree to terminate the agreement.

NOTE H - OTHER INFORMATION

Cash payments for interest and income taxes (net of refunds) and non-cash transactions were (in thousands):

	Nine months Ended September 30

	2003	2002

Interest	$4,341	$641
Income taxes	$2,248	$1,950
Noncash transactions:
Dividends recorded as a reduction to the receivable from UIS	$56,630	—
Additions to capital stock of subsidiaries through capitalization of amounts due to UIS	$20,271	—

The above amounts include amounts of the Predecessor through the June 20, 2003 Acquisition date. All of the 2002 amounts, all of the 2003 dividends and additions to capital stock amounts, approximately $0.3 million of the 2003 interest amount and approximately $2.0 million of the 2003 income taxes amount, are those of the Predecessor.

At September 30, 2003, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

NOTE I – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has determined that this interpretation did not have a material impact on the Company’s financial statements as the Company has no variable interest entities.

On April 30, 2003, FASB issued Statement No. 149 (“SFAS No. 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement No. 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. Adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The Standard requires that certain financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 did not affect the Company’s financial statements, because the Company does not have any of the financial instruments contemplated in SFAS 150.

NOTE J – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Salaries and wages	$6,745	$7,554
Vacation pay	6,335	4,569
Customer’s rebates and discounts	6,905	4,366
Other credits due customers	3,579	3,111
Pension and profit sharing	3,674	2,904
Insurance	4,302	3,539
Product return	13,794	4,252
Advertising	3,516	1,719
Interest	7,040	—
Other	12,750	12,368

	$68,640	$44,382

NOTE K – GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

The senior credit facilities are secured by substantially all the assets of the Company. The senior subordinated notes (the “Notes”) are unsecured and rank equally in right of payment with any of the Company’s future senior subordinated indebtedness. The Notes are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. The Notes and borrowings under the senior credit facilities are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries.

The condensed financial information, which follows, includes the consolidated results of UCI subsequent to the June 20, 2003 Acquisition date and the combined results of the Predecessor Company prior to the Acquisition. This information includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) a consolidated UCI or a combined Predecessor Company, as applicable. Also included are consolidating entries, which principally consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions.

The step-up amounts resulting from the preliminary allocation of the Acquisition purchase price are included with UCI and have not yet been allocated to its subsidiaries. Consequently, the Guarantor and Non-Guarantor are reported on the Predecessor’s historical basis. The purchase price allocations are based on preliminary estimates of the fair value of assets acquired and liabilities assumed. Purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated.

Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosure regarding the Guarantor subsidiaries are not material to investors.

NOTE K (continued)

Consolidating Condensed Balance Sheet
September 30, 2003 (Unaudited)

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor

				(in thousands)
Assets
Current assets
Cash and cash equivalents	$73,078	$		$64,697	$1,311	$7,070
Accounts receivable, net	245,049				224,715	20,334
Inventories	180,155			2,803	162,553	14,799
Deferred tax	16,853			24,696	(8,423)	580
Other current assets	12,876			1,909	5,432	5,535

Total current assets	528,011			94,105	385,588	48,318
Property, plant and equipment, net	215,112			55,550	119,430	40,132
Due from parent			(12,456)	(73,598)	84,068	1,986
Investment in subsidiaries	—		(547,120)	533,474	13,646
Goodwill	160,707			160,707
Other intangible assets, net	78,614			78,105	396	113
Deferred financing costs	12,400			12,400
Deferred tax	18,644			18,351		293
Other assets	258			(927)	9	1,176

Total assets	$1,013,746		$(559,576)	$878,167	$603,137	$92,018

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$68,708	$		$	$58,392	$10,316
Notes payable	1,030					1,030
Current maturities of long-term debt	4,940			4,875		65
Accrued expenses and other current liabilities	68,640			18,026	44,724	5,890

Total current liabilities	143,318			22,901	103,116	17,301
Long-term debt, less current maturities	569,419			568,975		444
Pension and other post retirement liabilities	47,930			40,588	7,342
Deferred tax				(3,870)	699	3,171
Other liabilities	4,247			741	3,506
Due to parent, subsidiaries or division			(12,456)		1,986	10,470
Shareholder’s equity
Preferred stock
Common stock
Additional paid-in capital	261,011		(529,618)	261,011	468,764	60,854
Retained (deficit) earnings	(10,558)		(18,382)	(10,558)	17,786	596
Division equity
Accumulated comprehensive income (loss)	(1,621)		880	(1,621)	(62)	(818)

Total shareholder’s equity	248,832		(547,120)	248,832	486,488	60,632

Total liabilities and shareholder’s equity	$1,013,746		$(559,576)	$878,167	$603,137	$92,018

NOTE K (continued)

Combining Condensed Balance Sheet
December 31, 2002

	Predecessor					Non-
	Combined	Eliminations		UCI	Guarantor	Guarantor

		(in thousands)
Assets
Current assets
Cash and cash equivalents	$28,354	$		$	$7,237	$21,117
Accounts receivable, net	211,551				194,252	17,299
Inventories	213,950				196,595	17,355
Deferred tax	1,052				1,052
Other current assets	10,208				5,853	4,355

Total current assets	465,115				404,989	60,126
Property, plant and equipment, net	152,529				112,125	40,404
Due from parent	37,379		(73,638)		109,599	1,418
Investment in subsidiaries			(13,564)		13,564
Goodwill	14,913				20	14,893
Other intangible assets, net	600				600
Deferred financing costs
Deferred tax
Other assets	13,934				12,955	979

Total assets	$684,470		$(87,202)	$	$653,852	$117,820

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$44,817	$		$	$37,579	$7,238
Notes payable	962					962
Current maturities of long-term debt	1,398				197	1,201
Accrued expenses and other current liabilities	44,382				37,863	6,519

Total current liabilities	91,559				75,639	15,920
Long-term debt, less current maturities	549				157	392
Pension and other post retirement liabilities	20,326				20,326
Deferred tax	3,761				699	3,062
Other liabilities	240				240
Due to parent, subsidiaries or division			(73,638)		62,573	11,065
Shareholder’s Equity
Preferred stock	13					13
Common stock	4,289		(5,082)		121	9,250
Additional paid-in capital	44,940		(7,362)		16,011	36,291
Retained (deficit) earnings	467,376		(1,120)		423,014	45,482
Division equity	67,929				67,929
Accumulated comprehensive income (loss)	(16,512)				(12,857)	(3,655)

Total shareholder’s equity	568,035		(13,564)		494,218	87,381

Total liabilities and shareholder’s equity	$684,470		$(87,202)	$	$653,852	$117,820

NOTE K (continued)

Consolidating Condensed Income Statement
Three Months Ended September 30, 2003 (Unaudited)

	UCI Consolidated	Eliminations	UCI	Guarantor	Non-Guarantor

		(in thousands)
Net sales	$253,718	$(2,607)	$—	$229,123	$27,202
Cost of sales	222,481	(2,607)	25,146	179,146	20,796

Gross profit	31,237	—	(25,146)	49,977	6,406

Operating expenses
Selling and warehousing	19,347			17,774	1,573
General and administrative	11,928		2,058	5,746	4,124
Amortization of other intangibles	1,282	—	1,252	30

Operating income (loss)	(1,320)		(28,456)	26,427	709

Other income (expense)
Interest income	86	(125)	9	145	57
Interest expense	(10,525)	125	(10,518)	(15)	(117)
Management fee expense	(506)		(500)	32	(38)
Miscellaneous, net	80		110	(150)	120

Income (loss) before income taxes	(12,185)		(39,355)	26,439	731
Income tax expense (benefit)	(4,630)		(16,196)	11,038	528

Increase before equity in earnings of subsidiaries	(7,555)		(23,159)	15,401	203
Equity in earnings of subsidiaries		(15,604)	15,604

Net income (loss)	$(7,555)	$(15,604)	$(7,555)	$15,401	$203

NOTE K (continued)

Combining Condensed Income Statement
Three Months Ended September 30, 2002 (Unaudited)

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

		(in thousands)
Net sales	$235,201	$(3,780)	$	$213,002	$25,979
Cost of sales	177,651	(3,808)		163,489	17,970

Gross profit	57,550	28		49,513	8,009

Operating expenses
Selling and warehousing	19,781			17,525	2,256
General and administrative	10,907			7,094	3,813
Amortization of other intangibles	30			30	—

Operating income	26,832	28		24,864	1,940

Other income (expense)
Interest income	973			959	14
Interest expense	(67)			(69)	2
Management fee expense	(14)			3	(17)
Miscellaneous, net	462	(26)		109	379

Income before income taxes	28,186	2		25,866	2,318
Income tax expense (benefit)	(814)			(1,625)	811

Net income	$29,000	$2	$	$27,491	$1,507

NOTE K (continued)

Consolidating Condensed Income Statement
June 21, 2003 to September 30, 2003 (Unaudited)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor

		(in thousands)
Net sales	$279,897	$(2,965)	$—	$252,422	$30,440
Cost of sales	245,882	(2,965)	28,219	197,782	22,846

Gross profit	34,015	—	(28,219)	54,640	7,594

Operating expenses
Selling and warehousing	21,561			19,846	1,715
General and administrative	13,428		2,543	6,119	4,766
Amortization of other intangibles	1,386		1,356	30	—

Operating income (loss)	(2,360)		(32,118)	28,645	1,113

Other income (expense)
Interest income	86	(359)	23	372	50
Interest expense	(14,385)	359	(14,390)	(221)	(133)
Management fee expense	(561)		(500)	(24)	(37)
Miscellaneous, net	191			54	137

Income (loss) before income taxes	(17,029)		(46,985)	28,826	1,130
Income tax expense (benefit)	(6,471)		(18,045)	11,040	534

Increase before equity in earnings of subsidiaries	(10,558)		(28,940)	17,786	596
Equity in earnings of subsidiaries		(18,382)	18,382

Net income (loss)	$(10,558)	$(18,382)	$(10,558)	$17,786	$596

NOTE K (continued)

Combining Condensed Income Statement
January 1, 2003 to June 20, 2003 (Unaudited)

	Predecessor					Non-
	Combined	Eliminations		UCI	Guarantor	Guarantor

		(in thousands)
Net sales	$455,617		$(6,912)	$	$408,153	$54,376
Cost of sales	374,501		(6,912)		340,508	40,905

Gross profit	81,116				67,645	13,471

Operating expenses
Selling and warehousing	37,736				34,367	3,369
General and administrative	21,637				13,235	8,402
Amortization of other intangibles	60				60	—

Operating income	21,683				19,983	1,700

Other income (expense)
Interest income	1,712				1,449	263
Interest expense	(245)				73	(318)
Management fee expense	(18)				9	(27)
Miscellaneous, net	(408)				(7)	(401)

Income before income taxes	22,724				21,507	1,217
Income tax expense	942				493	449

Net income	$21,782	$		$	$21,014	$768

NOTE K (continued)

Combining Condensed Income Statement
Nine Months Ended September 30, 2002 (Unaudited)

	Predecessor					Non-
	Combined	Eliminations		UCI	Guarantor	Guarantor

		(in thousands)
Net sales	$706,068		$(17,539)	$	$637,346	$86,261
Cost of sales	535,756		(17,616)		492,033	61,339

Gross profit	170,312		77		145,313	24,922

Operating expenses
Selling and warehousing	59,866				53,511	6,355
General and administrative	30,428				19,473	10,955
Amortization of other intangibles	690				690

Operating income	79,328		77		71,639	7,612

Other income (expense)
Interest income	3,302				3,183	119
Interest expense	(369)				(272)	(97)
Management fee expense	(52)				9	(61)
Miscellaneous, net	101		(77)		(230)	408

Income before income taxes	82,310				74,329	7,981
Income tax expense (benefit)	1,988				(656)	2,644

Net income	$80,322	$		$	$74,985	$5,337

NOTE K (continued)

Consolidating Condensed Statement of Cash Flows
June 21, 2003 to September 30, 2003 (Unaudited)

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(10,558)		$(18,382)	$(10,558)	$17,786	$596
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	11,392		—	3,022	7,330	1,040
Amortization of other intangibles	1,386		—	1,356	30	—
Amortization of deferred financing fees and debt issuance costs	771		—	771	—	—
(Gain) loss on sale of assets, net	(49)		—	—	—	(49)
Changes in operating assets and liabilities
Accounts receivable	(14,532)		—	—	(14,678)	146
Inventories	44,008		—	25,197	16,982	1,829
Other current assets	(9,619)		—	(18,795)	7,277	1,899
Accounts payable	32,995		—	—	31,192	1,803
Accrued expenses and other current liabilities	16,137		—	7,726	8,132	279
Other assets	1,393		15,150	57,345	(70,271)	(831)
Other liabilities	1,101		3,232	(2,097)	1,847	(1,881)

Net cash provided by operating activities	74,425		—	63,967	5,627	4,831

Cash flows from investing activities:
Acquisition and related fees	(818,380)		—	(818,380)	—	—
Capital expenditures	(8,340)		—	(30)	(6,684)	(1,626)
Proceeds from the sale of assets	2,252		—	—	—	2,252

Net cash (used) in investing activities	(824,468)		—	(818,410)	(6,684)	626

Cash flows from financing activities:
Issuance of debt	585,000		—	585,000	—	—
Financing fees and debt issuance cost	(21,871)		—	(21,871)	—	—
Stockholder’s equity contribution	261,011		—	261,011	—	—
Payments of debt, net	(5,468)		—	(5,000)	—	(468)

Net cash (used in) provided by financing activities	818,672		—	819,140	—	(468)

Effect of exchange rate changes on cash	(3)					(3)

Net increase (decrease) in cash and cash equivalents	68,626		—	64,697	(1,057)	4,986
Cash and cash equivalents at beginning of period	4,452		—	—	2,368	2,084

Cash and cash equivalents at end of period	$73,078	$		$64,697	$1,311	$7,070

NOTE K (continued)

Combining Condensed Statement of Cash Flows
January 1, 2003 to June 20, 2003 (Unaudited)

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

		(in thousands)
Cash flows from operating activities:
Net income	$21,782	$	$	$21,014	$768
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,928			9,904	3,024
Amortization of other intangibles	60			60	—
(Gain) loss on sale of assets, net	242			308	(66)
Changes in operating assets and liabilities
Accounts receivable	(18,146)			(15,720)	(2,426)
Intercompany accounts, net	—			(559)	559
Inventories	18,806			17,064	1,742
Other current assets	(3,035)			829	(3,864)
Accounts payable	(9,425)			(10,387)	962
Accrued expenses and other current liabilities	(2,438)			(1,271)	(1,167)
Other assets	715			970	(255)
Other liabilities	2,404			1,362	1,042

Net cash provided by operating activities	23,893			23,574	319

Cash flows from investing activities:
Acquisition and related fees
Capital expenditures	(21,388)			(17,950)	(3,438)
Proceeds from sale of assets	215			34	181

Net cash (used) in investing activities	(21,173)			(17,916)	(3,257)

Cash flows from financing activities:
Dividends and transfers to UIS, Inc., net	(28,033)			(10,527)	(17,506)
Payments of debt, net	(98)			—	(98)

Net cash (used in) financing activities	(28,131)			(10,527)	(17,604)

Effect of exchange rate changes on cash	1,509			—	1,509

Net increase (decrease) in cash and cash equivalents	(23,902)			(4,869)	(19,033)
Cash and cash equivalents at beginning of period	28,354			7,237	21,117

Cash and cash equivalents at end of period	$4,452	$	$	$2,368	$2,084

NOTE K (continued)

Combining Condensed Statement of Cash Flows
Nine Months Ended September 30, 2002 (Unaudited)

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(in thousands)
Cash flows from operating activities:
Net income	$80,322	$	$	$74,985	$5,337
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	20,697			17,172	3,525
Amortization of other intangibles	690			690
(Gain) loss on sale of assets, net	75			180	(105)
Changes in operating assets and liabilities
Accounts receivable	(44,003)			(43,698)	(305)
Inventories	(9,007)			(8,627)	(380)
Other current assets	(3,934)			(1,825)	(2,109)
Accounts payable	9,468			10,414	(946)
Accrued expenses and other current liabilities	16,171			9,168	7,003
Other assets	(333)			(54)	(279)
Other liabilities	(2,014)			1,706	(3,720)

Net cash provided by operating activities	68,132			60,111	8,021

Cash flows from investing activities:
Acquisition and related fees
Capital expenditures	(35,439)			(28,287)	(7,152)
Proceeds from sale of assets	482			41	441

Net cash (used) in investing activities	(34,957)			(28,246)	(6,711)

Cash flows from financing activities:
Issuance of debt	325			215	110
Payments to UIS, Inc., net	(32,198)			(35,097)	2,899

Net cash (used in) provided by financing activities	(31,873)			(34,882)	3,009

Effect of exchange rate changes on cash	1,088				1,088

Net increase (decrease) in cash and cash equivalents	2,390			(3,017)	5,407
Cash and cash equivalents at beginning of period	19,698			6,042	13,656

Cash and cash equivalents at end of period	$22,088	$	$	$3,025	$19,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 78% of our net sales in 2002 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. We believe we have leading market positions in our primary product lines, including fuel and cooling systems, filtration products and engine management systems. However, it is also important to note that a large percentage of our revenues are derived from our business with AutoZone, and our failure to maintain a healthy relationship with AutoZone would result in a significant decrease in our net sales. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of approximately 60,000 part numbers. We believe our breadth of product offering is a key competitive advantage and, when combined with our extensive manufacturing and distribution capabilities, product innovation and reputation for quality and service, makes us a leader in our industry. We have established a network of manufacturing facilities, distribution centers and offices located in the United States, Europe, Mexico and China, with a global work force of approximately 6,700 employees as of September 30, 2003.

Financial Statement Presentation

     The following paragraphs provide a brief description of certain items that appear in our financial statements and general factors that impact these items.

     Net Sales. Net sales represents gross sales less deductions taken for sales returns and allowances, incentive rebate programs, cooperative advertising payments and discounts. Product sales are recorded when title is transferred, which occurs upon shipment.

     As discussed above, we principally manufacture and distribute replacement products to the aftermarket. As a result, we believe that our net sales are primarily driven by the number of vehicles on the road, the average number of miles driven per year, the average age of the vehicle, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs due to the non-discretionary nature of vehicle maintenance and repair.

     Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs, including fringe benefits, supplies, utilities, freight, depreciation, insurance, pension and post-retirement benefits, information technology costs and other costs. The two largest components of our cost of sales are steel and labor.

     Selling and Warehousing Expenses. Selling and warehousing expenses primarily include sales and marketing, warehousing and distribution costs. Our major cost elements include salaries and wages, pension and fringe benefits, freight, depreciation, advertising and information technology costs.

     General and Administrative Expenses. General and administrative expenses primarily include executive, accounting and legal personnel salaries and fringe benefits, professional fees, pension benefits, insurance, provision for doubtful accounts and rent.

     Preliminary allocation of Acquisition purchase price. As explained in Note B to the financial statements presented elsewhere in this report, the allocation of the Acquisition purchase price is preliminary and is subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. Finalization of the allocation of the Acquisition purchase price could result in material changes to the balance sheet presented elsewhere in this report.

Critical Accounting Policies

     The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our combined financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results.

     We believe the following accounting policies are the most critical to us in that they are important to our financial statements, and they require our most complex judgments in the preparation of the financial statements.

     Accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on a combination of our analyses of our history of write-offs and aging analysis. In addition, we base our analysis on whether additional allowances would be required if the financial condition of a particular customer were to deteriorate.

     Inventory. We record inventory, which includes raw materials, work-in-process and finished goods, at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, while the estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

     Revenue recognition. We record sales upon transfer of title of product, which occurs upon shipment to the customer. Because we enter into sales rebate programs with some of our customers that require us to make rebate payments to them from time to time, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments. These estimates are based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

     Additionally, we may enter into formal and informal agreements with our customers. These agreements may include provisions for items such as sales discounts, marketing allowances and performance incentives. The discounts, allowances and incentives are expensed as a reduction to sales, based on certain estimated criteria such as sales volume and marketing spending. We routinely review these criteria and make adjustments as facts and circumstances change. Historically we have not found material differences between our estimates and actual results.

     Impairment of intangible assets and tangible fixed assets. Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. We periodically evaluate the realizability of our intangible or tangible fixed assets. We also perform a review of these assets if an indicator of impairment, such as an operating loss or cash outflow from operating activities or a significant adverse change in the business or market place, exists. Estimates of future cash flows used to test the asset for impairment are based on current operating projections extended to the useful life of the asset group and are, by their nature, subjective.

     We adopted SFAS 142 during the year ended December 31, 2002 and now follow its requirements in assessing whether goodwill is impaired. In accordance with SFAS 142, we ceased to amortize goodwill on January 1, 2002. In lieu of amortization, in 2002 we performed an initial impairment review of our goodwill. No impairments of goodwill resulted from these reviews in the year ended December 31, 2002. If we determine through the impairment review process that goodwill has been impaired, we will record the impairment as a charge against income. Estimates of future discounted cash flows used to test the intangible assets for impairment are based on current operating projections, which are by their nature subjective.

     Retirement benefits. Pension and post-retirement health obligations are actuarially determined and are affected by assumptions including discount rate and assumed annual rate of compensation increase for plan employees. Changes in discount rate and differences from actual results for each assumption as well as the actual return on plan assets compared to the expected rate of return on plan assets will affect the amount of pension expense we recognize in future periods. A one percent increase or decrease in the assumed healthcare cost trends would result in an increase of $58,000 or a decrease of $48,000 in annual post-retirement health costs, respectively.

     Insurance Reserves. Prior to the Acquisition, the Company had insurance under UIS’s master policies for group, worker’s compensation, automobile, product and general liability. These policies were subject to retrospective rating adjustments for which we were responsible. These adjustments were predicated upon paid losses, reserves and expenses. The projections involved in this estimate were subject to substantial uncertainty because of several unpredictable factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation.

     As of the June 20, 2003 Acquisition, the Company is no longer covered by the UIS master insurance policies. As of that date, the Company has purchased insurance, which does not include retrospective rating adjustments but does include high deductibles for which the Company is responsible. Consequently, the Company is subject to the same substantial uncertainties as those described in the preceding paragraph. Estimated losses for which the Company is responsible are recorded in accrued expenses in the September 30, 2003 balance sheet.

     Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We do not provide taxes on undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. If undistributed earnings were remitted, foreign tax credits would substantially offset any resulting U.S. tax liability.

     Environmental Expenditures. Our aggregate expenditures for compliance with laws and regulations related to the protection of the environment were approximately $0.8 million in 2002, compared to approximately $0.7 million in 2001 and approximately $1.0 million in 2000. We estimate that total environmental expenditures (both capital and operating) in 2003 will be approximately $1.2 million. The majority of our environmental expenditures relate to the proper disposal of environmentally sensitive waste. Management does not expect capital spending on environmental matters to increase materially over the near term; however, changes in environmental regulations or the outcome of litigation could result in additional requirements that could necessitate increased spending.

Results of Operations for the Three Months and Nine Months Ended September 30, 2003 and 2002

     The following table was derived from the United Components, Inc. consolidated and the Predecessor Company combined statements of earnings for the three-month and nine-month periods ended September 30, 2003 and 2002. To enable meaningful comparisons, the consolidated results of United Components, Inc., after the June 20, 2003 Acquisition, and the combined results of the Predecessor Company, before the June 20, 2003 Acquisition, have been combined in the table below. The amounts are presented in millions of dollars.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$253.7	$235.2	$735.5	$706.1
Cost of Sales	222.5	177.7	620.4	535.8

Gross profit	31.2	57.5	115.1	170.3

Operating expenses
Selling and warehousing	19.3	19.8	59.3	59.9
General and administrative	11.9	10.9	35.1	30.4
Amortization of other intangibles	1.3	.0	1.4	.7

Operating income (loss)	(1.3)	26.8	19.3	79.3

Interest, net	(10.4)	.9	(12.8)	2.9
Management fee expense	(.5)	(.0)	(.6)	(.0)
Miscellaneous, net	.0	.5	(.2)	.1

Income (loss) before income taxes	(12.2)	28.2	5.7	82.3
Income taxes (benefit)	(4.6)	(.8)	(5.5)	2.0

Net income (loss)	$(7.6)	$29.0	$11.2	$80.3

Pro forma net income, adjusted only for change in tax filing status (1)	$(7.6)	$(17.7)	$3.6	$51.6

(1)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. The historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and C to the financial statements.

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

     Net Sales. Net sales increased $18.5 million, or 7.9%, from $235.2 million in the 2002 third quarter to $253.7 million in the 2003 quarter. The sales increase was volume driven, primarily due to increases in the retail, and to a lesser extent OEM, channels.

     Cost of sales. Cost of sales increased $44.8 million, or 25.2%, from $177.7 million in the 2002 quarter to $222.5 million in the 2003 quarter. Gross margin decreased from 24.4% in the 2002 quarter to 12.3% in the 2003 quarter. The decline in gross profit percentage is primarily attributable the adverse effect of $25.3 million of non-cash Acquisition-related charges included in the 2003 quarter. Gross profit during this period was also adversely affected by higher pension and medical costs.

     The aforementioned $25.3 million of non-cash Acquisition-related charges in 2003 includes $22.6 million of higher costs due to the sale of inventory that was written up as part of the preliminary allocation of the Acquisition purchase price and $2.7 million of higher depreciation resulting from the step-up of property, plant and equipment. The higher depreciation cost will continue in the long-term. The higher cost due to sale of the written-up inventory will stop adversely affecting our results after all of the inventory on hand at the June 20, 2003 acquisition date is charged to cost of sales. The total preliminary write-up of the June 20 inventory was $28 million. Most of this inventory is expected to be sold within six months of the Acquisition date. $2.6 million was charged to expense in the second quarter and $22.6 million was expensed in the third quarter. Most of the $2.8 million remaining portion of the $28 million write-up, which has not yet been expensed, will be charged to our results from operations in the fourth quarter of 2003, thereby adversely impacting our results.

     Excluding the aforementioned non-recurring Acquisition-related $22.6 million inventory charge, gross profit for the 2003 quarter would have been $53.8 million, or 21.2% of sales, compared to $57.5 million, or 24.4% of sales, in the 2002 quarter. Of the 3.2 percentage point decline in gross margin, 1.9 percentage points of the decline are due to the aforementioned higher medical and pension costs, as well as the aforementioned non-cash higher depreciation that resulted from the Acquisition related step-up of property, plant and equipment.

     Selling and warehousing expenses. Selling and warehousing expenses decreased $0.5 million, or 2.5%, from $19.8 million in the 2002 quarter to $19.3 million in the 2003 quarter. In the 2003 quarter, this cost was 7.6% of sales compared to 8.4% in the 2002 quarter.

     General and administrative expenses. General and administrative expense increased by $1.0 million, or 9.2%, from $10.9 million in the 2002 quarter to $11.9 million in the 2003 quarter. The increase is due to $1.5 million of unusual start-up costs incurred in connection with the transition to a new, more strategically focused stand-alone company and the higher cost of operating as a stand-alone company after the Acquisition, partially offset by lower spending elsewhere.

     Interest, net. Net interest changed from $0.9 million of net interest income in the 2002 quarter to $10.4 million of net interest expense in the 2003 quarter. The $11.3 million adverse shift includes $10.5 million of interest expense on Acquisition-related debt, and $0.7 million of lower interest income on loans to the Predecessor Company’s previous owner.

     Income taxes. The change in income taxes is driven by changes in pre-tax income plus the use of a 38% effective tax rate after the Acquisition in 2003. The higher rate is the result of the Company’s transition from S corporation filing status before the Acquisition to C corporation filing status after the Acquisition.

     Net loss. Due to the factors described above, we went from $29.0 million of net income to a ($7.6) million net loss in the 2003 quarter.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

     Net sales. Net sales increased $29.4 million, or 4.2%, from $706.1 million in the 2002 nine-month period to $735.5 million in the 2003 nine-month period. The sales increase was volume driven, with approximately $16 million of the increase coming from sales to the retail channel and the balance of the increase spread between the installer, OEM and heavy-duty channels.

     Cost of sales. Cost of sales increased $84.6 million, or 15.8%, from $535.8 million in the 2002 nine-month period to $620.4 million the 2003 nine-month period. Gross margin decreased from 24.1% in the 2002 nine-month period to 15.6% in the 2003 nine-month period. The decline in gross profit percentage is primarily attributable to one-time cost adjustments amounting to $21.3 million and the adverse effect of $28.2 million of non-cash Acquisition-related charges in the 2003 nine-month period. Gross profit during this nine-month period was also adversely affected by higher pension and medical costs.

     The aforementioned $21.3 million of one-time cost adjustments includes: inventory valuation adjustments — ($12.6 million); provisions for environmental issues — ($4.6 million); and provisions for a patent dispute settlement, product line relocations, and costs relating to the upgrade of the Albion, Illinois manufacturing facility; and costs associated with the consolidation of our European filtration manufacturing operations — ($4.1 million).

     The aforementioned $28.2 million of non-cash Acquisition-related charges in 2003 includes $25.2 million of higher costs due to the sales of inventory that was written-up as part of the preliminary allocation of the Acquisition purchase price and $3.0 million of higher depreciation resulting from the step-up of property, plant and equipment. The higher depreciation cost will continue in the long-term. The higher cost due to sale of the written-up inventory will stop adversely affecting our results after all of the inventory on hand at the June 20 acquisition date is charged to cost of sales. The total preliminary write-up of the June 20 inventory was $28 million. Most of this inventory is expected to be sold within six months of the Acquisition date. Consequently, most of the $2.8 million remaining portion of the $28 million write-up, which has not yet been expensed, will be charged to our results from operations in the fourth quarter of 2003, thereby adversely impacting our results.

     Excluding these aforementioned one-time items of $21.3 million and the non-recurring Acquisition-related $25.2 million inventory charge, gross profit for the 2003 quarter would have been $161.6 million, or 22.0% of sales, compared to $170.3 million, or 24.1% of sales, in the 2002 period. Of the 2.1 percentage point decline in gross margin, 1.2 percentage points of the decline are due to the aforementioned higher medical and pension costs, as well as the non-cash higher depreciation that resulted from the Acquisition related step-up of property, plant and equipment.

     Selling and warehousing expenses. Selling and warehousing expenses of $59.3 million for the 2003 nine-month period are $0.6 million lower than the 2002 nine-month period. In the 2003 nine-month period, this cost is 8.1% of sales compared to 8.5% in the 2002 nine-month period.

     General and administrative expenses. General and administrative expense increased by $4.7 million, or 15.5%, from $30.4 million in the 2002 nine-month period to $35.1 million in the 2003 nine-month period. This increase is due to (i) a $1.6 million increase in our allowance for doubtful trade receivable, (ii) $1.5 million of unusual costs incurred in connection with the transition to a new, more strategically focused stand-alone company, (iii) higher employee incentive costs, and (iv) the higher cost of operating as a stand-alone company after the Acquisition.

     Interest, net. Net interest changed from $2.9 million of net interest income in the 2002 nine-month period to $12.8 million of net interest expense in the 2003 period. The $15.7 million adverse shift includes a $2.6 million one-time cost of a bridge loan commitment fee incurred in connection with the Acquisition; $14.4 million of interest expense on Acquisition-related debt; and $1.7 million lower interest income on loans to the Predecessor Company’s previous owner.

     Income taxes. The change in income taxes is driven by changes in pre-tax income plus the use of a 38% effective rate after the Acquisition in 2003. The higher rate is the result of the Company’s transition from S corporation filing status before the Acquisition to C corporation filing status after the Acquisition.

     Net loss. Due to the factors described above, net income declined $69.1 million from $80.3 million in the 2002 nine-month period to $11.2 million in 2003.

Liquidity and Capital Resources

     The Company incurred substantial indebtedness in connection with the Acquisition. In addition to assuming $2 million of existing debt, the Company issued $230 million of senior subordinate notes and entered into its senior credit facilities. The senior credit facilities provided for term loans in a principal amount of $350 million and a revolving credit facility that provides for revolving loans in an aggregate amount of up to $75.0 million. In connection with the Acquisition, the Company borrowed the full $350 million amount available under the term loan facilities, and $5.0 million under the revolving credit facility. The $5.0 million of revolving credit borrowings was repaid prior to September 30, 2003. At September 30, 2003, the Company had $575.4 million of debt outstanding. On November 10, 2003 and on December 15, 2003, the company made voluntary prepayments of $45 million and $8 million, which reduced its outstanding debt to $522.4 million. The Company funded this prepayment of debt with cash generated from operations.

     At the $522.4 million debt level, annual interest expense, including amortization of deferred financing costs and debt issuance cost, is approximately $38.5 million at September 30, 2003 borrowing rates. An increase in the interest rate of 0.25% in the variable interest rate would have increased the annual interest cost by $0.4 million. The Company’s significant debt service obligations could, under certain circumstances, have material consequences.

     The Company’s primary source of liquidity is cash flows from operations and borrowings under the $75.0 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. $3.4 million of revolving credit borrowing capacity has been used to support outstanding letters of credit.

     The Company’s ability to make scheduled payments of principal on, or to pay interest on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on its ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

     Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility, will be adequate to meet liquidity needs and fund planned capital expenditures for the next two years. The Company may, however, need to refinance all or a portion of the principal amount of the notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs in later years. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

     The Company can give no assurance that its business will generate sufficient cash flow from operations, that any revenue growth or operating improvements will be realized, or that future borrowings will be available under its revolving credit facilities in an amount sufficient to enable it to service its indebtedness or to fund other liquidity needs. In addition, the Company can give no assurance that it will be able to refinance any of its indebtedness, including its senior credit facilities and the senior subordinated notes, on commercially reasonable terms or at all.

Net cash provided by operating activities

     Net cash provided by operating activities for the nine-month periods ended September 30, 2002 and 2003 were $68.1 million and $98.3 million, respectively. The $30.2 million increase in net cash provided by operating activities in the nine-month period ended September 30, 2003 as compared to the nine months ended September 30, 2002 was attributable to reductions in working capital partially offset by lower net income.

Net cash used in investing activities

     Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the nine-month periods ended September 30, 2002 and 2003 were $35.4 million and $29.7 million, respectively. We expect to make capital expenditures of approximately $46 million in 2003. Approximately $18.0 million of these expected capital expenditures will be related to our long-term capital investment plan to increase capacity and reduce cost at our Champion Laboratories subsidiary.

Impact of the Acquisition and Related Financing Transactions

     As a result of the Acquisition, our assets and liabilities were adjusted to their preliminary estimated fair value as of the closing of the Acquisition. Purchase price allocations are subject to adjustment until all pertinent information regarding the Acquisition is obtained and fully evaluated. As discussed above, the Company incurred significant indebtedness in connection with the Acquisition. Accordingly, our interest expense is higher than it was prior to the Acquisition. See Liquidity and Capital Resources, above, and Note B to the Condensed Financial Statements for information regarding the preliminary status of the allocation of the Acquisition purchase price and the impact of the Acquisition and the financing thereof. The excess of the total purchase price over the value of our net assets at closing of the Acquisition was allocated to goodwill and other intangible assets. These long-lived assets are subject to annual impairment review.

Contractual Obligations

     The following table is a summary of contractual cash obligations (excluding interest) at September 30, 2003:

		Payments Due by Period

	Less Than	One-Three	Four-Five	Over Five
	1 Year	Years	Years	Years	Total

	(in thousands)
Short-term debt	$1,030	$	$	$	$1,030
Long-term debt	4,875	12,875	32,250	530,000	580,000
Operating leases	3,750	6,227	5,051	5,189	20,217
Capitalized leases	65	444			509
Employment agreements	675	1,158			1,833

Total	$10,395	$20,704	$37,301	$535,189	$603,589

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an Interpretation of ARB No. 51( “FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. This interpretation did not have a material impact on the company’s financial statements, because the company has no variable interest entities.

     On April 30, 2003, the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133, and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. Adoption of SFAS No. 149 did not have a material effect on the Company’s financial statements.

     In May 2003, the FASB issued Statement No. 150 (“SFAS No. 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The Standard requires that certain financial instruments be classified as liabilities, including mandatorily redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS 150 is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 did not affect the Company’s financial statements, because the Company does not have any of the financial instruments contemplated in SFAS 150.

Item 3. Qualitative and Quantitative Information about Market Risk

     Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Currency Exposure

     Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, Spanish peseta, Canadian dollar and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During the nine months ended September 30, 2003, approximately 11.5% of our business was transacted in local currencies of foreign countries. While our international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our net income would have been lower by $685,000 in 2002 due to the reduction in reported results from our foreign operations.

     The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded as other comprehensive income on our statement of shareholder’s equity. In the past the vehicle parts businesses of UIS have attempted to manage, and in the future we expect to continue to manage, this exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes in those countries.

     Currency transaction exposure. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets’ currencies and therefore have limited transaction exposure.

     In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of September 30, 2003, we had no outstanding foreign currency contracts. We do not engage in any speculative activities.

Interest rate risk

     Borrowings under our senior credit facilities bear variable rates of interest. Under our senior credit facilities, we are required to provide interest rate protection on approximately $118 million of our senior term loan facilities borrowings. In August 2003, we entered into an interest rate swap for $118 million. This swap effectively converts $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap we will pay 1.94% and will receive the then current LIBOR on $118 million.

     We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.3 million on our net income and cash flow.

Treasury Policy

     Our treasury policy seeks to ensure that adequate financial resources are available for the development of our businesses while managing our currency and interest rate risks. Our policy is not to engage in speculative transactions. Our policies with respect to the major areas of our treasury activity are set forth above.

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within the 30 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003.

     There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

* This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 2003.

     The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

Date: December 22, 2003	By: /S/ CHARLES T. DICKSON

Name: Charles T. Dickson
Title: Chief Financial Officer