Form 10-K
period 2003-12-31
UNITED COMPONENTS INC
filed 2004-03-30
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-107219

United Components, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3759857
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14601 Highway 41 North Evansville, Indiana (Address of Principal Executive Offices)	47725 (Zip Code)

Registrant’s telephone number, including area code: (812) 867-4156

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

Documents Incorporated by Reference: None

TABLE OF CONTENTS

		Page

Part I
Item 1.	Business	2
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Part III
Item 10.	Directors and Executive Officers of the Registrant	66
Item 11.	Executive Compensation	68
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions	73
Item 14.	Principal Accountant Fees and Services	73
Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	72
	Signatures	78

PART I

ITEM 1.	BUSINESS

Overview

      We were incorporated on April 16, 2003, and on June 20, 2003, we purchased all of our operating units from UIS, Inc., and UIS Industries, Inc. (together “UIS”). For more information regarding the purchase of our operations, see “The Acquisition and Ownership” section, which immediately follows this overview.

      Prior to June 20, 2003, our operations comprised the vehicle parts business of UIS. Beginning with the purchase of Airtex in 1958, UIS continued acquisitions in the automotive industry over the following four decades resulting in the acquisitions of Wells Manufacturing, Champion Laboratories, Neapco, Flexible Lamps and Pioneer. Over the years, UIS achieved growth in these businesses through increased parts offerings and domestic and international expansion.

      We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate about 80% of our net sales in 2003 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. We believe we have leading market positions in our primary business lines, including fuel and cooling systems, filtration products and engine management systems. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of approximately 60,000 part numbers. We believe our breadth of product offering is a key competitive advantage. This product breadth along with our extensive manufacturing and distribution capabilities, product innovation and reputation for quality and service makes us a leader in our industry. We have established a network of manufacturing facilities, distribution centers and offices located in the United States, Europe, Mexico and China, with a global work force of more than 6,500 employees as of December 31, 2003. In 2003, our net sales were $959.3 million.

      Unlike many companies that are exclusively or primarily original equipment suppliers, our sales do not necessarily correlate to annual vehicle production. Rather, we believe that the majority of our sales tend to track more closely with the overall growth of the aftermarket. According to the 2003 AAIA Report, the automotive aftermarket (excluding tires) has grown at an annual rate of approximately 4.1% from 1997 through estimated 2003, or 27% during this six-year period, with the lowest year of growth in 1998 of approximately 2.9%. We believe that the aftermarket will continue to grow as a result of increases in the median age of vehicles, average number of miles driven per year by passenger cars, number of vehicles registered in the United States, number of licensed drivers and number of light trucks and sport utility vehicles, which generally require higher priced replacement parts.

      We believe our primary product lines are well positioned in the aftermarket, as our filtration products have relatively short and predictable replacement cycles and our fuel and cooling systems and engine management systems are non-discretionary replacement items. The need for our products increases as cars reach the prime age (six years or more) for aftermarket maintenance. We believe our diversity across products and sales channels is also among the most attractive in the industry, and this diversity allows us to benefit from positive trends impacting different products and sales channels. We have also developed longstanding relationships with our customers through our breadth of product offering, emphasis on customer service, product quality and competitive pricing, as evidenced by the numerous customer awards we have earned over the years. Our customer base includes leading aftermarket companies such as Advance Stores Company, Inc. (Advance Auto Parts), Valvoline Company, a division of Ashland Inc. (Valvoline), AutoZone, Inc. (AutoZone), Carquest Corporation (CARQUEST), MDSA, Inc. (Mighty) and National Automotive Parts Association, a wholly-owned subsidiary of Genuine Parts Company (NAPA), as well as a diverse group of original equipment manufacturers, or OEMs, such as DaimlerChrysler Corporation (DaimlerChrysler), CNH Global N.V. (Case New Holland), Ford Motor Company, Inc. (Ford), General Motors Corporation (GM),

Harley-Davidson, Inc. (Harley-Davidson), Deere & Company (John Deere), Mercury Marine Division of Brunswick Corporation (Mercury Marine), Polaris Industries, Inc. (Polaris), Volkswagen of America, Inc. (Volkswagen) and Volvo Truck Corporation (Volvo).

The Acquisition and Ownership

      On June 20, 2003, we purchased, from UIS, its vehicle parts businesses, consisting of all of the issued and outstanding common stock or other equity interests of Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which is the owner of 100% of the capital stock of Flexible Lamps, Ltd. and Airtex Products Ltd.), Mid-South Mfg., Inc., Airtex Products S.A., Airtex Products, Inc., (currently Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S. A. de C.V., Automotive Accessory Co. Ltd and Airtex Products, LLC, a limited liability company that owns the assets of the Airtex Products business of UIS, Inc. We refer to this transaction as the “Acquisition”.

      The purchase price paid was $808 million, plus transaction fees. The Acquisition was financed through a combination of debt and $260 million in cash contributed to us as equity by our parent, UCI Acquisition Holdings, Inc. through contributions from Carlyle Partners III, L.P. and CP III Coinvestment, L.P. We are a wholly owned subsidiary of UCI Acquisition Holdings, Inc. We and UCI Acquisition Holdings are corporations formed at the directions of The Carlyle Group.

Our Products

      We design, develop, manufacture and distribute a broad range of vehicle replacement parts, including filtration products, fuel and cooling systems, engine management systems, driveline products and commercial vehicle lighting systems. Our products are described below:

		Percent of
	2003 Net	Total
Products	Sales	Net Sales	Description

	(in millions)
Filtration Products	$348.5	36.4%	Oil, air, fuel, hydraulic, transmission, cabin air and industrial filters
Fuel and Cooling Systems	$318.9	33.2%	Mechanical fuel pumps, electric fuel pumps, fuel pump assemblies and fuel pump strainers, water pumps, water outlets and fan clutches
Engine, Driveline and Lighting Systems	$291.9	30.4%	Electronic controls, sensors, caps and rotors, coils, emissions components, switches, universal joints, driveshafts and components, CV joints and signal lighting equipment

Total Net Sales	$959.3	100.0%

      See “Our Product Categories” at the end of this “Item 1. Business” overview section for more information.

Our Industry

      The North American vehicle parts industry contains numerous participants, many with less diverse product lines than ours. We believe industry participants are increasingly focused on limiting their supplier base, and therefore place a premium on suppliers with a diverse offering of quality products, customized service and consistent and timely availability and delivery of products. Our industry is also characterized by relatively high barriers to entry, which include the need for significant start-up capital expenditures, initial product depth within a product line, distribution infrastructure and long-standing customer relationships.

      The vehicle parts industry is comprised of four main sales channels: the retail sales channel, the traditional sales channel, the original equipment service, or OES, sales channel and the OEM sales channel. The retail, traditional and original equipment service sales channels together comprise the aftermarket. The characteristics of the aftermarket vary considerably from that of the OEM sales channel. While product sales for use by OEMs are one-time sales events, product sales in the aftermarket are of replacement products that are repeatedly purchased.

      Historically, the largest portion of our net sales have been to the aftermarket portion of the vehicle parts industry. According to the AAIA Report, the U.S. automotive aftermarket (excluding tires) is large and fragmented with an estimated $166 billion of aggregate retail sales in 2003, and is organized around two groups of end-users: the do-it-yourself group, or DIY group, and the do-it-for-me group, or DIFM group. The DIY group, which is supplied primarily through the retail channel (e.g., Advance Auto Parts, AutoZone, Pep Boys and Wal-Mart), represents an estimated 21% of industry-wide aftermarket sales in 2003, and consists of consumers who prefer to do various repairs on their vehicles themselves. The DIFM group is supplied primarily through the traditional channel (e.g., CARQUEST and NAPA), which represents an estimated 79% of industry-wide aftermarket sales in 2003, and consists of car dealers, repair shops, service stations and independent installers who perform the work for the consumer. In addition, the OES sales channel includes service bays at vehicle dealerships.

      There are many factors, as supported by the AAIA Report unless otherwise indicated, that contribute to the strong growth of aftermarket sales, including:

      Consumers are retaining their cars longer. According to R.L. Polk and Co., the median age for passenger cars has increased 76% from 4.9 years in 1970 to a median of 8.6 years in 2003. Because of the significant increase in new car sales in the late 1990s, a surge of vehicles entering the prime age for aftermarket maintenance is expected to begin in 2004.

      Increasing miles driven. The demand for the majority of our products is tied to the regular replacement cycle or the natural wearing cycle of a vehicle part based on actual miles driven. According to the 2003 Automotive Industry Status Report prepared by Motors & Engine Mechanics Association, or MEMA, annual miles driven in the United States by all types of wheeled vehicles increased every year between 1970 and 2001 with the exception of the three years coinciding with the oil crises of 1974, 1979 and 1980. From 1992 to 2001, the average miles driven for passenger cars increased over 11% over the nine-year period, according to the AAIA Report, and we believe this trend is likely to continue

      Increasing number of registrations. Since 1993, the number of registered passenger cars and light trucks, or light vehicles, has increased by 20% and the number of licensed drivers has grown by 13%. In 2000, the U.S. light vehicle market achieved the highest total sales on record with 17.4 million cars and light trucks sold. We believe the buildup in vehicle sales volumes between 1999 and 2002 will also drive the growth in the installed base of older vehicles over the next several years.

      Shifting vehicle mix. The number of light vehicles in use has increased over the past ten years, driven primarily by growing consumer interest in pickup trucks and sports utility vehicles, or SUVs. From 1993 to 2002, the number of light trucks in use grew annually by 4.5%, as compared to the 0.8% annual increase in passenger cars in use during the same period. In 2002, light trucks accounted for more than half of all light vehicle sales (up from 39% in 1993). This trend is significant as light truck parts are generally more expensive than the parts for passenger cars.

Our Competitive Strengths

      Leading Market Positions. We are among North America’s largest companies serving the aftermarket, supplying a broad range of vehicle replacement products. We have served customers with our products for over 20 years and, as a result, we have developed a strong portfolio of quality products that we believe have achieved market leadership positions. As a result of our performance record, we have won a number of awards from our customers. We believe we have leading market positions in several of our key business lines, including fuel and cooling systems, filtration products and engine management systems.

      Breadth of Product Offering and Service. We believe our product portfolio is one of the broadest in the North American vehicle parts industry. We currently offer approximately 60,000 part numbers, which provide our business with a competitive advantage by enabling us to offer our customers a wide array of quality products. In addition, we believe we have an excellent reputation with our customers for providing top quality components, as well as timely delivery, high unit fill rates and customer service.

      Diversified Businesses. We believe the diversity across our products and sales channels is among the most attractive in the industry. Our diversification enables us to capitalize on the growth of the traditional channel, align ourselves with rapidly growing retailers, enhance our recognition in the aftermarket through original equipment sales and increase our ability to pursue sales in other growth areas, including the heavy-duty filtration market. We also believe our diversification, combined with the non-discretionary replacement nature of our products, lessens the impact of an economic downturn on our business. The following table describes our approximate 2003 net sales by percentage of product and percentage of sales channel:

2003 Net Sales

By Product

Oil Filters	20.6%
Air Filters	8.1%
Fuel Filters	4.9%
Other Filters(1)	2.8%
Fuel Pumps and Assemblies	19.1%
Cooling Systems	14.1%
Engine, Driveline and Lighting
Systems(2)	30.4%

Total Net Sales	100.0%

By Sales Channel

Retail	30.2%
Traditional	20.0%
Heavy-duty Traditional	9.2%
Installer	8.6%
OES	9.4%
Auto OEM	9.0%
RV OEM	2.2%
Truck/Trailer OEM	3.6%
Other	7.8%

Total Net Sales	100.0%

(1)	Other Filters includes cabin air filters, hydraulic filters, transmission filters, PVC valves and industrial filters.

(2)	Engine, Driveline and Lighting Systems primarily includes ignition products, signal lighting equipment, specialty distribution, engine management systems, universal joints, electronic controls and heavy-duty components.

      Experienced Management Team. Our operations are led by an experienced management team with an average of almost 20 years of industry experience. In addition, David Squier, the former Chief Executive Officer of Howmet Corporation, is our Chairman of the Board and Bruce Zorich, the former Chief Executive Officer of Magnatrax Corporation and former President of Huck International, Inc., is our Chief Executive Officer. Both of these individuals have experience with implementing lean manufacturing methodologies to realize cost savings and improve cash flow.

Our Strategy

      Our strategic objective is to maximize our return on invested capital by using our strong market position, our breadth of product offering and our strong customer relationships to take advantage of the increasing demand for vehicle replacement parts.

      Focus on Operating Efficiency. We have pursued and will continue to pursue opportunities to optimize our resources and reduce manufacturing costs by, among other things, executing strategic initiatives aimed at improving our operating performance and lowering our manufacturing costs. In 2003, we continued our implementation of a capital investment plan at our filtration production operations, which is designed to expand capacity and reduce manufacturing costs by focusing on lean manufacturing techniques and automation. The first phase of this project, which was completed during the third quarter of 2003, has already begun to lower our cost structure. The second phase began during the second quarter of 2003, and will consolidate the operations at two facilities and add new, high-speed assembly lines for our filtration manufacturing processes. We believe these investments will significantly reduce the labor content involved in assembly, generate a substantial amount of annual cost savings and add significant production capacity. Additionally, we will continue to utilize Mr. Squier’s and Mr. Zorich’s experience to improve our manufacturing processes and expand our current lean operating initiatives throughout the company.

      Capitalize on Favorable Aftermarket Trends. Several trends are likely to affect growth and profitability positively in the aftermarket, including increases in the median age of vehicles, average number of miles driven per year by passenger cars, number of vehicles registered in the United States, number of licensed drivers and number of light trucks and sport utility vehicles, which generally require higher priced replacement parts. Because of our breadth and depth of product offerings, diversity of sales channels served and leading market positions, we believe we are well-positioned to benefit from this growth in the aftermarket. As such, we are focused on expanding our product lines and solidifying our position as a sole-source provider of aftermarket filtration products, pumps, engine management systems and driveline components for many of our customers.

      Expand our Products and Markets Served. We also plan to expand in several fast growing product lines that we believe offer substantial growth opportunities, such as filtration products for the heavy-duty channel and fuel pump assemblies for the aftermarket. We are also pursuing the growth of our business in the Mexican aftermarket. According to the AAIA Report, Mexico has an increasingly large number of vehicles that are older on average than those in the United States, which we believe will result in an increased demand for replacement products. We currently have three manufacturing facilities in Mexico, and we intend to use the Mexican market as an entry point into Central and South America, where countries including Brazil, Chile, and Venezuela may become targets for selective expansion.

      Capitalize on Integration Opportunities. Prior to the Acquisition, separate back office functions were maintained for each of our businesses. We are beginning the process of integrating some of these functions, and we believe that successful integration of these back office functions, combined with continued low-cost sourcing and selective plant and distribution facility consolidation, could generate meaningful savings for us. However, while we believe there are significant savings to be gained through integration, our primary focus will be to share our best practices and to continue to implement lean manufacturing techniques.

Our Sales Channels and Customers

      As of December 31, 2003, we distributed our products to more than 8,000 customers across several sales channels, including the retail, traditional, installer, and OES aftermarket channels and original equipment manufacturers of automotive, trucking, agricultural, marine, mining and construction equipment. We have maintained longstanding relationships with our customers and have been servicing many for well over a decade. Some of our most significant customers include AutoZone, GM, CARQUEST, Ford, Valvoline and Advance Auto Parts. Sales to AutoZone were approximately 23% of our total net sales in both 2003 and 2002. Over the last few years, we believe several customers transitioned to us as a result of their need for improved product quality and service.

      The following table provides a description of the various sales channels to which we supply our products.

Sales Channel	Description	Examples

Retail	Retail stores, including national chains, that sell replacement parts to consumers that do their own vehicle maintenance, referred to as “do-it-yourselfers” or DIY	AutoZone, Advance Auto Parts
Traditional	Traditional distribution channel composed of established warehouses that are the primary source of products for professional mechanics, referred to as “do-it-for-me” or DIFM	CARQUEST, NAPA
Installer	Supplies the national and regional service chains through distributors, many of which sell products under their own proprietary labels	Valvoline, Mighty
OES	Original equipment service market includes service bays at automotive and heavy-duty dealerships serving the aftermarket. Usually set up as service organization under the original equipment manufacturers, for example the GM Service Parts Organization	Ford, GM, Bombardier dealerships
OEM	Original equipment manufacturers consist of the companies that manufacture vehicles	Ford, GM, DaimlerChrysler
Heavy Duty	Products supplied either to OEMs or in the aftermarket for use in class 6, 7 and 8 trucks and other large vehicles	Freightliner, Caterpillar

      Our sales are diversified between the retail, traditional, installer, OES, heavy-duty and OEM channels, which enables us to capture demand throughout the life cycle of the vehicle. In the early part of a vehicle’s life, the OES channel services a significant percentage of aftermarket vehicle maintenance and repair volume. However, as vehicles age and their warranties expire, consumers increasingly rely on the retail or traditional channels for vehicle maintenance.

The Aftermarket

      We estimate that about 80% of our net sales in 2003 were to the aftermarket, which is subdivided into four primary channels: the retail channel, the traditional channel, the installer channel and the OES channel.

      The retail channel represented approximately 30% of our net sales in 2003, and includes national retailers such as AutoZone and Advance Auto Parts. The retail channel is our largest channel, and has historically provided us with a steadily increasing revenue stream. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality and customer service make us increasingly valuable to these customers. One of our longest standing customers is AutoZone, which we have been supplying since the opening of their first store in 1979. We believe that we are one of the few suppliers in the industry that can provide AutoZone with the levels of quality, customer service and product breadth that AutoZone requires, which is substantiated by our receipt of AutoZone’s Vendor of the Year Award in 1997, 1999 and 2000. Awards from other customers include Automotive Parts Associates Preferred Vendor of the Year 2003, Advance Auto Parts Vendor of the Year 2002, and National Pronto Supplier of the Year 1998.

      The traditional distribution channel is composed of established warehouses and represented approximately 20% of our net sales in 2003. The traditional channel is important to us because it is the primary source of products for professional mechanics, or DIFM market. We have many longstanding relationships with leading customers in the traditional channel such as CARQUEST and NAPA, for whom we have manufactured products for over 20 years. We believe that our strong position in this channel allows us to capitalize on the fast growth of the traditional channel within the aftermarket. We believe that professional mechanics place a premium on the quality of a product, and unlike the retailer and installer channels, end users in this channel require manufacturers to provide a high level of individual customer service, including field support and product breadth and depth. We have recently been awarded several new contracts in this channel and continue to pursue others.

      The OES channel is comprised of a diverse mix of dealership service bays in the automotive, truck, motorcycle and watercraft vehicle markets, and represented approximately 9% of our net sales in 2003. In 2003, we estimate that a substantial majority of our OES net sales were derived from sales of filtration products. Our position in this channel allows us to capitalize on vehicle maintenance in the early years of a vehicle’s life, when the vehicle is under warranty and the consumer typically returns to the dealer for routine maintenance. Our most significant OES channel customers include automotive dealerships associated with companies such as GM, Ford and DaimlerChrysler and other dealerships such as Bombardier.

      The installer channel represented approximately 9% of our net sales in 2003 and includes quick lubes, tire dealers and full service gas stations. Almost all of our sales into this channel consist of filtration products, which are supplied to the national and regional service chains through distributors such as Valvoline and Mighty. We believe the installer channel is a growth area for our filtration products because consumers increasingly prefer to have professionals maintain their vehicles as vehicles become increasingly complex. This channel requires just-in-time availability, ability to meet competitive price points, and product breadth and depth.

Original Equipment Manufacturers

      Although the OEM channel comprised less than 15% of our net sales in 2003, it is an important sales channel to us because OEM affiliations have a direct impact on our aftermarket credibility. We believe aftermarket customers show a preference for products that were utilized in original equipment. We sell products to a diverse mix of OEMs, enabling us to capitalize on a number of different opportunities and market shifts. Our OEM products are sold to end users within each of the following categories:

•	Automotive — GM, Ford, DaimlerChrysler, Volkswagen and Mazda

•	Recreational Equipment — Polaris and Onan.

•	Heavy-duty Truck — Freightliner, Caterpillar and GM.

•	Agriculture — John Deere and Kubota.

•	Marine — OMC, Mercury Marine, and Sierra Supply.

•	Lawn and Garden — Briggs and Stratton, Kohler and John Deere.

•	Motorcycle — Harley-Davidson and Kawasaki.

      We have earned a number of awards and certifications for customer service and product quality, including General Motors’ Supplier of the Year award in 1995 and 1996, Ford’s Preferred Quality Award from 1984 through 2003, Caterpillar’s Certified Supplier Award from 1996 to 2002 and John Deere’s Quality Certification Award from 1996 through 2003.

Heavy Duty

      We believe the large and highly fragmented heavy-duty channel, which accounted for approximately 9% of our net sales in 2003, provides us with one of our best opportunities for growth. We believe heavy-duty truck owners tend to be less price sensitive and more diligent about maintenance of their vehicles than vehicle owners in other markets, as idle vehicles typically represent lost revenue potential for heavy-duty truck owners. As a result, we believe that heavy-duty trucks are more likely to have consistent routine maintenance performed with high quality parts. We believe we have developed a well-recognized brand presence in this channel through our Luber-finer brand of filtration products.

Sales, Marketing and Distribution

Sales and Marketing

      We market our products predominantly throughout North America and Europe. The sales force is organized and aligned by distribution channel, serving both the traditional and retail channels of the aftermarket, the heavy-duty channel and the original equipment manufacturers channel to effectively address the requirements of our customers and end users. Our sales people are primarily organized by product category and secondarily by sales channel.

      We use both direct sales representatives and independent manufacturers’ representatives to market and sell our products. The number of sales personnel varies within each sales group, ranging from under 10 people in our French sales team for lighting systems to over 100 in our aftermarket sales group for fuel and cooling system products. Each sales group is uniquely qualified to sell their particular products and to focus on the requirements of their particular market. We believe that the market positions we hold with respect to certain of our products are in part related to the specialization of our sales groups.

Distribution

      We distribute our products primarily into the aftermarket. The aftermarket is further divided into four primary channels: the retail, traditional, installer and OES channels. The OEM market consists of original equipment manufacturers in the automotive, marine, agriculture and heavy-equipment industries.

      Within the traditional channel, a manufacturer of automotive parts sells to traditional and specialty warehouses. Most warehouses in the traditional market belong to buying groups referred to as Program Distribution Groups (e.g., Alliance, Federated and National Pronto). These warehouses sell to wholesale jobbers who redistribute to DIFM outlets. This is an important channel to us because it is the primary source of supply for professional mechanics. Several large oil companies, such as Valvoline and Pennzoil Quaker State purchase directly from manufacturers and distribute filters and other products with their branded motor oil. Within the retail channel, most sales are direct transactions between the manufacturer and retailer, such as Advance, AutoZone, CSK and Pep Boys.

Operations

      Our operational strategy is to pursue operational excellence at all of our locations. This initiative encompasses a lean enterprise strategy, the goals of which include improvement of inventory management, customer delivery, plant utilization and cost structure. The foundation for this is lean manufacturing, which targets the elimination of waste from every business process. This involves transforming our manufacturing processes from typical batch systems to single piece flow systems, which will enable us to better match production to customer demand. To achieve this transformation, employees are being trained to implement value stream mapping and implement Kanban to improve production, lead times and reduce inventory. Kanban is a system that allows a company to manufacture a product or order supplies as needed. The system reduces production lead times, amount of inventory required, and subsequently, the costs in high volume production lines.

      Several of our plants have made good progress in the implementation of lean manufacturing and have received related benefits. We plan to expand and accelerate the use of lean manufacturing across all of our operations. This expansion is being accomplished by applying additional resources, outside consultant support, the sharing of best practices, and the establishment of appropriate metrics and incentives. An industry expert has been hired as Vice President of Lean Manufacturing to drive our lean manufacturing initiatives.

      In addition, we will examine each of our logistics and distribution systems with an objective of developing an integrated system that fully meets customer requirements, eliminates redundancies, lowers costs and minimizes inventories and cycle times. Going forward, we expect to continue to enhance our lean strategy by utilizing our senior management team’s experience with similar programs at Howmet Corporation and Huck International.

Suppliers and Raw Materials

      We purchase various components and raw materials for use in our manufacturing processes. In 2003, we sourced the raw materials used in our manufacturing processes from approximately 1,800 suppliers. The primary raw materials that we use include steel, brass, iron, rubber, resins, plastic, paper and packaging material, each of which is available in sufficient quantities from numerous sources. We have not historically experienced any shortages of these items.

      Currently, each of our product groups has its own purchasing staff, which makes its purchasing decisions. We intend to have a centralized purchasing group which will facilitate the spread of best practices and will enable us to leverage the buying power of all of UCI. That central group will continue to be supported by a smaller number of product group level purchasing personnel making many of the day-to-day purchasing decisions. We believe that centralized procurement and increased global sourcing represent attractive opportunities to lower the cost of our purchased materials. A Vice President of Procurement has been recently added to our central staff, and the centralization process has begun. Significant benefits are already being realized.

Trademark and Patents

      We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks, which we believe are widely recognized in the sales channels we serve. No single patent, trademark or trade name is material to our business as a whole.

      Any issued patents that cover our proprietary technology and any of our other intellectual property rights may not provide us with adequate protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Our competitors may also be able to design around our patents. If we are unable to protect our patented technologies, our competitors could potentially commercialize our technologies.

      With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

Employees

      As of December 31, 2003, we had more than 6,500 employees and several different union affiliations and collective bargaining agreements across our businesses, mostly concentrated in Mexico, representing approximately 21% of our workforce. Management considers our labor relations to be good and our labor rates competitive. Other than a short-term stoppage in April 1997 at one of our smaller plants in Pottstown, Pennsylvania, we have not had a labor stoppage since 1984.

Our Product Categories

      We have an extensive product offering made up of approximately 60,000 part numbers. Our products can be categorized into three primary categories: filtration products, which primarily includes oil, air and fuel filters; fuel and cooling systems, which mainly consists of fuel pumps, fuel pump assemblies and water pumps;

and engine, driveline and lighting systems, which is comprised of engine management systems, shafts and joints, lighting systems and specialty distribution services.

          Filtration Products

      We are a leading designer and manufacturer of a broad range of filtration products for the automotive, trucking, construction, mining, agriculture and marine industries as well as other industrial markets. We distribute into both the original equipment manufacturer and the aftermarket channels. We are one of the leading global manufacturers of private label filter products for companies such as AutoZone, GM and Valvoline. Our filtration product offering consists of approximately 4,100 part numbers and includes oil filters, air filters, fuel filters, transmission filters, cabin air filters, PCV valves, hydraulic filters, fuel dispensing filters and fuel/water separators. Filtration products comprised approximately 37% of our net sales in 2003. The table below summarizes our product offerings.

Products	Description

Oil Filters	Designed to filter engine oil and withstand operating pressures of 40 to 60 PSI at 250 F to 300 F, with a selection of 620 oil filters
Air Filters	Designed to filter the air that enters the engine combustion chamber, with a selection of 1,873 air filters
Fuel Filters	Designed to filter the fuel immediately prior to its injection into the engine, with a selection of 686 fuel filters
Other Filters	Includes cabin air filters, transmission filters, hydraulic filters, PCV valves and industrial filters, with a selection of 932 other part numbers

      In an effort to improve our cost structure, in 2001 we completed construction of a new manufacturing facility in Saltillo, Mexico. We have also recently completed an $18.6 million major expansion and efficiency improvement project at our Albion, Illinois manufacturing site. This effort was the first phase, or Phase I, in a two-phase capital investment plan designed to improve operating efficiency and lower costs. We completed Phase I early in the third quarter of 2003.

      We recently initiated Phase II of the capital investment plan. Among other things, the project will add two new high-speed oil assembly lines in Albion and relocate most of the West Salem, Illinois operations to Albion. We expect Phase II will generate additional manufacturing capacity and lower our overall manufacturing costs, which we believe will position us to pursue new business opportunities and market share.

      We are also focused on increasing our penetration into the heavy-duty channel. The heavy-duty channel represents our most significant opportunity for growth with respect to filtration, and we believe that our heavy-duty sales could experience meaningful growth for our Luber-finer branded filters. We are investing capital to improve capacity utilization, employee productivity and distribution in this channel, which will enable us to manufacture a greater proportion of our heavy-duty product line. Prior to the Phase I capital investment plan, we were operating at 100% capacity in heavy-duty filters, and therefore, were unable to grow this business.

Automotive filter aftermarket

      According to the April 2001 North America Automotive Filter Aftermarket Report No. 7886-18 prepared by Frost & Sullivan, which we refer to as the Frost & Sullivan Filter Report, in 2000, the total North American automotive filter market generated an estimated $1.3 billion in manufacturer-level revenues and is expected to grow at approximately 3.0% annually during 2000 to 2007, reaching $1.5 billion by 2007. The two primary factors driving this growth are the number of cars on the road and the number of miles being driven. As vehicle owners are driving their vehicles for longer periods of time and for more miles, the total demand for filters is increasing. The rate of replacement of automotive filters exceeds that of all other auto parts.

•	Oil filters. According to the Frost & Sullivan Filter Report, in 2000, the North American oil filter aftermarket generated an estimated $848 million in manufacturer-level revenues, or 67% of the total North American automotive filter aftermarket.

•	Air filters. According to the Frost & Sullivan Filter Report, in 2000, the North American air filter aftermarket generated an estimated $280 million in manufacturer-level revenues, or 22% of the total North American automotive filter aftermarket.

•	Fuel filters. According to the Frost & Sullivan Filter Report, in 2000, the North American fuel filter aftermarket generated an estimated $124 million in manufacturer-level revenues, or 10% of the total North American automotive filter aftermarket.

Competition

      According to the Frost & Sullivan Filter Report, the North American automotive filter aftermarket is comprised of several large manufacturers and we, Honeywell Consumer Product Group (FRAM), ArvinMeritor (Purolator), and Wix Filtration of Dana Corporation control approximately 90% of the market with shares split between the four companies. In the heavy-duty channel, we believe our market share ranks behind Cummins, Donaldson and Clarcor.

          Fuel and Cooling Systems

      We design and manufacture a broad range of fuel pump and cooling systems. Our fuel and cooling systems are distributed to both the OEM and the aftermarket under the Airtex and Master Parts brand names and some private labels. The table below sets forth a summary of our product offerings.

Products	Description

Fuel Pumps	Serve the essential role of moving fuel from the fuel tank into the engine, with 856 fuel pumps for carbureted and fuel-injected applications
Fuel Pump Assemblies	Provide for easier, and therefore faster, installation and allow the technician to charge a similar fee for a repair that is less time-intensive than replacing an individual fuel pump, with 406 in-tank fuel pump assemblies; we manufacture all three types of in-tank assemblies: hangers, senders and modules
Water Pumps	Serve the essential role of dissipating excess heat from the engine, with 1,276 distinct types of water pumps
Other	Includes fuel pump strainers, fan clutches and water outlets with a selection of 668 other part numbers

      We are currently in the final stages of a facility expansion in Puebla, Mexico, where upon completion, we will double our foundry capacity for water pumps. We also have a strategic arrangement with a Chinese manufacturer for the supply of various water pump components. We believe these initiatives have positioned us to take advantage of lower-cost labor rates, thereby reducing manufacturing costs on high labor content products.

      To strengthen our OEM market share in fuel systems, we have recently developed two new programs: demand delivery returnless fuel systems and a fuel-conditioning module for diesel applications. Our demand delivery returnless fuel system utilizes a patented electronic system, engineered to control the responses of a comprehensive fuel pump process for light vehicles. To compliment the demand delivery program for the diesel market, we have co-developed a fuel-conditioning module with Parker Hannifin Corp. This system has expanded our relationships with Parker Hannifin, Caterpillar and other OEM customers.

Competition

      The fuel pump aftermarket and OEM markets are concentrated in the hands of several large manufacturers. According to the 2003 United States Automotive Fuel Pump Aftermarket Report No. A542-18 prepared by Frost & Sullivan, in 2003, we and our top competitor together controlled 59% of the U.S. electric fuel pump aftermarket. We believe we are a leader in the aftermarket for water pumps. Our primary competitors are ASC Industries, Inc. and GMB North America Inc.

     Engine, Driveline and Lighting Systems

      Four of our wholly owned subsidiaries, Wells Manufacturing, Neapco, Flexible Lamps and Pioneer, produce products that we describe as our engine, driveline and lighting systems. Our engine, driveline and lighting systems businesses consist of four broad product lines, which include engine management systems, driveline products, lighting systems and specialty distribution. U.S. sales account for approximately 83% of our engine, driveline and lighting systems revenues, while international sales constitute the remaining 17%. More than two-thirds of the 2003 sales outside of the U.S. were made in Europe, while the balance of the remaining sales were predominantly made in Canada and Mexico.

Product Lines

      We believe that we have one of the industry’s most comprehensive lines of highly engineered engine management system components, commercial lighting systems and driveline components for use in a broad range of vehicle platforms. Additionally, our engine, driveline and lighting systems offerings allow us to distribute specialty or “hard-to-find” products to the aftermarket and OEM channels. The following table provides a description of the principal products comprising our engine, driveline and lighting systems businesses.

Product/Service Line	Description

Engine Management Systems	Engine management systems include distributor caps and rotors, ignition coils, electronic controls, sensors, emissions components, solenoids, switches, voltage regulators and wire sets. These products are primarily used to regulate the ignition, emissions and fuel management functions of the engine and determine vehicle performance. Replacement rates for these products are higher for vehicles that have been on the road more than 10 years. Our product offering in this category consists of approximately 24,500 part numbers.
Driveline Components	These components include universal joints; automotive, agricultural and specialty drive shafts and components; heavy-duty drive shafts and components; CV joints and boot kits and small vehicle CV half shafts. These products are used in vehicles to transfer power or to propel equipment. Replacement rates for these components are more common for vehicles greater than 10 years old. Our product offering in this category consists of approximately 6,000 part numbers.

Product/Service Line	Description

Lighting Systems	Signal lighting products are used in commercial vehicle applications such as trucks, trailers, agricultural tractors, vans, utility and off-road vehicles, construction machinery, agricultural trailers, horseboxes and buses. Our product offering in this category consists of approximately 2,000 part numbers.
Specialty Distribution	Our specialty distribution business distributes hard-to-find products in categories such as engine, powertrain, mounts, clutch and clutch bearings and bushings, high performance and shop supplies. Our product offering in this category consists of approximately 20,700 part numbers.

Competition

      The competitors for our engine, driveline and lighting systems businesses are involved in manufacturing and distributing engine management systems, driveline components and lighting systems to the aftermarket, as well as aftermarket specialty distribution. Within the North American engine management systems aftermarket, Standard Motor Products and Bosch are our two largest competitors. The market for driveline components is comprised of small private manufacturers and divisions of large, multi-national manufacturers. The European signal lighting equipment market competition is concentrated among a select number of large, multi-product automotive suppliers and several smaller manufacturers that focus primarily on lighting products. Our direct competition in the North American specialty distribution market comes primarily from small, family-owned operations. Many of these companies are niche industry participants with narrow product line offerings.

Environmental and Health and Safety Matters

      We are subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. Some of our operations require environmental permits and controls to prevent and reduce air and water pollution, and these permits are subject to modification, renewal and revocation by issuing authorities. We are also subject to the U.S. Occupational Health and Safety Act and similar state and foreign laws. We believe that we are in substantial compliance with all applicable material laws and regulations in the United States. Historically, our costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material to our operations.

      Some environmental laws, such as the U.S. Federal Superfund law and similar state statutes, can impose liability for the entire cost of cleanup of contaminated sites upon any of the current or former site owners or operators, or upon parties who sent waste to these sites, regardless of whether the owner or operator owned the site at the time of the release of hazardous substances or the lawfulness of the original disposal activity. We have been identified as a potentially responsible party for contamination at several contaminated sites and currently are addressing historic contamination at other facilities. These activities include remediation of a former Champion/ Interlee facility in Edison, New Jersey, where the New Jersey Department of Environmental Protection has ordered Champion to continue with an ongoing groundwater remediation of chlorinated solvent contamination. Champion is currently seeking a declaratory judgment that this contamination was caused by another party at a neighboring facility. The California Regional Water Quality Control Board has also requested that Champion investigate and remediate solvent and petroleum contamination at a previously owned site in Solano County, California. An investigation is underway. Our costs in connection with some of these sites are difficult to predict; however, we do not expect them to exceed amounts accrued in the December 31, 2003 balance sheet by a material amount, if at all.

ITEM 2.	PROPERTIES

      We currently maintain 26 manufacturing facilities, 19 of which are located in North America, six in Europe and one in Asia. In addition, we maintain 24 distribution and warehouse facilities. Listed below are the locations of our principal manufacturing facilities:

		Owned/	Square
	Location	Leased	Footage	Products Manufactured

Filtration Products	Albion, Illinois I	Owned	270,972	Spin-on Oil Filters; Heavy-duty Lube Filters; Micro Glass Elements
	Albion, Illinois II	Owned	53,262	Spin-on Oil Filters; Poly Panel Air Filters
	Albion, Illinois III	Owned	49,672	Heavy-duty Lube Units; Round Air Filters
	Albion, Illinois IV	Owned	101,320	Heavy-duty Air Filters; Radial Air Filters; Automotive Conical and Radial Air Filters
	Shelby Township, Michigan	Leased	30,393	Auto Fuel Filters
	West Salem, Illinois	Owned	216,829	Heavy-duty Lube Filters; Spin-on Oil Filters
	York, South Carolina	Owned	188,672	Auto Spin-on Oil Filters
	Saltillo, Mexico	Owned	203,631	Auto Spin-on Oil Filters; Panel Air Filters; Fuel Filters; Elements Lube/Fuel
	Mansfield Park, United Kingdom	Leased	100,000	Radial Seal Air Filters; Poly Panel Air Filters; Heavy-duty Air Filters; Dust Collection Filters
Fuel and Cooling Systems	Fairfield, Illinois I	Owned	148,067	Water Pump Components; Electric and Mechanical Fuel Pump Components
	Fairfield, Illinois II	Owned	418,811	Electric Fuel Pump Assemblies and Components; Mechanical Fuel Pumps and Components; Water Pump Assemblies Components
	Fairfield, Illinois III	Leased	65,280	Electric Fuel Pumps and Components; Strainers
	Marked Tree, Arkansas	Owned	287,000	Water Pump Components; Electric and Mechanical Fuel Pump Components; Plastic Moldings; Water Pump Assemblies
	Feltham, United Kingdom	Leased	34,212	Water Pump, Oil Pump, and Variable Valve Control Unit (VVC) Components; Electric Water Pump Assemblies; Water Pump and Oil Pump Assemblies; VVC Assemblies
	Zaragoza, Spain	Owned	34,408	Water Pump Components; Water Pump Assemblies
	Winnipeg, Canada	Owned	29,838	Water Pump Components; Electric and Mechanical Fuel Pumps; Water Pump Assemblies; Electric and Mechanical Fuel Pump Assemblies
	Puebla, Mexico	Owned	118,299	Gray Iron Foundry Castings; Water Pump Seal Assemblies; Water Outlets; Water Pump Assemblies and Components
	Hangu, China	Leased	80,000	Water Pump Components

		Owned/	Square
	Location	Leased	Footage	Products Manufactured

Engine, Driveline and Lighting Systems	Reynosa, Mexico	Owned	107,500	Coils; Distributor Caps and Rotors; Sensors; Solenoids; Switches and Wire Sets; 5,000 square feet utilized for Fuel and Cooling Systems
	Pottstown, Pennsylvania	Owned	215,000	Automotive; Agricultural and Specialty Driveshafts; Heavy-duty Driveshafts and Components; Heavy-duty Universal Joints
	Beatrice, Nebraska	Owned	170,000	CV Joints and Boot Kits; CV Halfshafts; Automotive Universal Joints
	Fond du Lac, Wisconsin I	Owned	187,750	Distributor Caps and Rotors
	Fond du Lac, Wisconsin II	Owned	36,000	Electronic Controls; Sensors; Voltage Regulators
	Essex, United Kingdom I	Owned	75,100	Rubber and Plastic Moldings; Plasma Coated Components; Finished Lamps; Reflectors
	Essex, United Kingdom II	Owned	68,000	Phasa Machinery
	Suffolk, United Kingdom	Owned	40,000	Plastic Moldings; Wiring Harness; Finished Lamps; Junction Boxes; Trailer Connections

ITEM 3.	LEGAL PROCEEDINGS.

      We are, from time to time, party to various routine legal proceedings arising out of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information

      No trading market for our common stock currently exists.

     (b) Holders

      As of December 31, 2003, our parent, UCI Acquisition Holdings, Inc. was the sole holder of our common stock.

     (c) Dividends

      We did not pay dividends in the period from the date of our incorporation on April 16, 2003 through December 31, 2003 on our common stock. It is our current policy to retain earnings to repay debt and finance our operations. In addition, our credit facility and indenture significantly restrict the payment of dividends on common stock.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

      None of our securities are offered under any compensation plans. For a description of the stock option plan granting options for the purchase of securities of our parent, see Item 11 — “Executive Compensation.”

ITEM 6.     SELECTED FINANCIAL DATA.

      United Components was formed in connection with the Acquisition. The financial statements included in this Annual Report on Form 10-K (“Form 10-K”) are the combined financial statements of the vehicle parts business of UIS before the Acquisition and the consolidated financial statements of United Components, Inc. after the Acquisition. The financial data presented below for periods prior to the Acquisition are referred to as “Predecessor Company Combined,” and the financial data for periods after the Acquisition are referred to as “UCI Consolidated.” The selected financial data have been derived from our financial statements. The financial data as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 have been derived from the audited financial statements contained elsewhere in this Form 10-K. We derived the combined balance sheet data as of December 31, 1999, 2000 and 2001 and the combined statements of earnings for the 1999 and 2000 years from audited combined financial statements that are not included herein. The data for the periods after the Acquisition are based on a preliminary allocation of the Acquisition purchase price, which is based on preliminary estimates of the fair values of the assets acquired and liabilities assumed. The purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated.

						UCI
	Predecessor Company Combined					Consolidated

						June 21, 2003
	Year Ended December 31,				January 1, 2003	through
					through	December 31,
	1999	2000	2001	2002	June 20, 2003	2003

	(dollars in millions)
Statement of Earnings Data:
Net sales(1)	$860.0	$872.8	$857.2	$923.0	$452.5	$506.8
Cost of Sales(1)	672.7	689.1	679.9	715.7	378.2	433.3

Gross profit	187.3	183.7	177.3	207.3	74.3	73.5
Operating expenses:
Selling and warehousing(1)	69.4	68.9	65.4	67.9	33.6	34.2
General and administrative(1)	35.6	38.0	33.9	34.5	18.9	21.8
Amortization of intangible assets(2)	0.9	0.9	0.9	0.7	0.1	3.2

Total operating expenses	105.9	107.8	100.2	103.1	52.6	59.2

Operating income	81.4	75.9	77.1	104.2	21.7	14.3
Interest income	3.3	5.8	6.4	5.2	1.7	0.3
Interest expense	(1.3)	(0.9)	(1.1)	(0.9)	(0.3)	(26.6)
Other (expense) income, net	1.2	(0.4)	0.7	(0.5)	(0.4)	(1.0)

Income before income taxes	84.6	80.4	83.1	108.0	22.7	(13.0)
Income taxes	2.8	4.6	3.3	4.4	0.9	(4.2)

Net income	$81.8	$75.8	$79.8	$103.6	$21.8	$(8.8)

Pro forma net income, adjusted only for change in tax filing status(3)	$51.7	$49.0	$50.6	$67.7	$14.2	$(8.8)

Balance Sheet Data:
Cash and cash equivalents	$9.4	$9.8	$19.7	$28.4	$	$46.1
Working capital	327.8	337.3	329.7	373.6		330.7
Total assets	615.2	635.0	620.7	684.5		969.9
Debt (including current maturities)	1.1	1.3	1.1	2.9		522.3
Total shareholder’s equity	489.2	514.0	521.5	568.0		254.1
Other Data:
Net cash provided by operating activities	$105.6	$93.2	$124.7	$93.7	$23.9	$113.5
Net cash (used) in investing activities	(29.9)	(28.5)	(23.3)	(45.1)	(21.2)	(837.9)
Net cash (used) provided by financing activities	(71.1)	(63.8)	(91.3)	(41.0)	(28.1)	766.0

(1)	Income statement data has been reclassified to conform with the December 2003 presentation. The reclassifications primarily move sales driven allowances from selling expense to reductions of sales and certain cost previously categorized as general expense to cost of sales. The net effect is a reduction of gross profit of approximately $13.6 million, $13.5 million, $11.9 million, $12.4 million and $14.0 million for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively, with an equal and offsetting reductions in operating expenses for each year. There is no effect on operating income or net income in any of the years.
(2)	As of January 1, 2002, in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” we stopped amortizing goodwill. If we omitted the amortization of goodwill in 1999, 2000 and 2001, net income would increase by $0.6 million, $0.7 million and $0.6 million, respectively.
(3)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. Consequently, the historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and I to the financial statements, included elsewhere in this Form 10-K.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” section of this Form 10-K.

Overview

      Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 80% of our net sales in 2003 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. As discussed in more detail in Item 1, the aftermarket has grown, and we believe will continue to grow, at least in the near term. We believe we are well positioned to participate in that growth.

      We believe we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of approximately 60,000 part numbers. We believe our breadth of product offering is a key competitive advantage. This product breadth along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service makes us a leader in our industry.

      Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average number of miles driven per year, the average age of the vehicle, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs, due to the non-discretionary nature of vehicle maintenance and repair.

      However, it is also important to note that in 2003 and 2002, 23% of our revenues were derived from our business with AutoZone, and our failure to maintain a healthy relationship with AutoZone would result in a significant decrease in our net sales. Even if we maintain our relationship, our net sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Any change in the terms of sales to this customer could have a material impact on our financial position and results of operations. Any changes could, for example, result in an increase in the time it takes for us to record net sales and collect on receivables. AutoZone has publicly announced its intent to transition its suppliers to a program where suppliers are paid when an AutoZone customer purchases the supplier’s product.

      Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs, including fringe benefits, supplies, utilities, freight, depreciation, insurance, pension and post-retirement benefits, information technology costs and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell. The two largest components of our cost of sales are steel and labor.

      In 2004, demand for steel is high and is resulting in supplier imposed surcharges for this raw material. While we believe that we will be able to obtain sufficient quantities to satisfy our needs, we believe we will be required to pay significantly higher prices for the material. Our intent is to increase prices to reflect this increased cost. Our ability to do so is uncertain at this time.

      Results for 2003 are materially impacted by several one-time cost adjustments, as well as non-cash Acquisition related charges. Management believes that these costs must be understood not only for a balanced comparison to 2002 results, but also to enable the reader to better project the future earnings and cash generation potential of the Company. These costs have been specifically identified in the 2003 vs. 2002 comparison, presented later in this Management’s Discussion and Analysis.

      Selling and Warehousing Expenses. Selling and warehousing expenses primarily include sales and marketing, warehousing and distribution costs. Our major cost elements include salaries and wages, pension and fringe benefits, depreciation, advertising and information technology costs.

      Management intends to leverage the fixed portion of sales and warehousing as sales increase. Consequently, management thinks that sales and warehousing expense as a percentage of sales is a key measure and is working to reduce this percentage.

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

      Cash Generation. Net cash from operating activities was $137.4 million, capital expenditures were $43.4 million, and cash proceeds from the sale of capital assets was $2.5 million. The net cash generated from these operating activities was $96.5 million. All but $2.7 million of this amount was generated after the June 20, 2003 Acquisition.

Critical Accounting Policies

      The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate, and different assumptions or estimates about the future could change our reported results.

      We believe the following accounting policies are the most critical to us in that they are important to our financial statements, and they require our most complex judgments in the preparation of the financial statements.

      Accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on a combination of an aging analysis and our analyses of our history of write-offs. In addition, we evaluate allowance requirements if the financial condition of a particular customer were to deteriorate.

      Inventory. We record inventory at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

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

      Additionally, we enter into formal and informal agreements with our customers that provide for sales discounts, marketing allowances, provided return allowances and performance incentives. The discounts, allowances and incentives are expensed as a reduction to sales, based on estimates of the criteria that give rise to the discount or allowance, such as sales volume and marketing spending. We routinely review these criteria and our estimating process and make adjustments as facts and circumstances change. Historically we have not found material differences between our estimates and actual results.

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

      We adopted SFAS 142 in 2002. In accordance with SFAS 142, we stopped amortizing goodwill on January 1, 2002. In lieu of amortization, we perform impairment analysis of our goodwill. Based on this analysis, we have concluded that there has not been an impairment. If we determine that goodwill has been impaired, we will record the impairment as a charge against income. Estimates of future discounted cash flows used in the impairment test are based on current operating projections, which are by their nature subjective.

      Retirement benefits. Pension obligations are actuarially determined and are affected by assumptions including discount rate, life expectancy, annual compensation increases and the expected rate of return on plan assets. Changes in the discount rate, and differences from actual results for each assumption, will affect the amount of pension expense we recognize in future periods.

      Postretirement health obligations are actuarially determined and are based on assumptions including discount rate, life expectancy and health care cost trends. Changes in the discount rate, and differences from actual results for each assumption, will affect the amount of expense we recognize in future periods. A one percent increase or decrease in the assumed health care cost trends would result in an increase of $43,000 or a decrease of $36,000 in annual post-retirement health costs.

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

      As of the June 20, 2003 Acquisition, the Company is no longer covered by the UIS master insurance policies. As of that date, the Company has purchased insurance, which does not include retrospective rating adjustments but does include high deductibles for which the Company is responsible. Consequently, the Company is subject to the same substantial uncertainties as those described in the preceding paragraph. Estimated losses for which the Company is responsible are recorded in accrued expenses in the December 31, 2003 balance sheet.

      Environmental Expenditures. Our aggregate expenditures (both capital and operating) for compliance with laws and regulations related to the protection of the environment were approximately $1.0 million in 2003, compared to approximately $0.8 million in 2002 and approximately $0.7 million in 2001. The majority of our environmental expenditures relate to the proper disposal of environmentally sensitive waste. Management does not expect capital spending on environmental matters to increase materially over the near term; however, changes in environmental regulations, or the outcome of litigation, could result in additional requirements that could necessitate increased spending.

Results of Operations

      The following table was derived from the United Components, Inc. consolidated and the Predecessor Company combined income statements for the years ended December 31, 2003, 2002 and 2001. To enable meaningful comparisons, the consolidated results of United Components, Inc., after the June 20, 2003 Acquisition, and the combined results of the Predecessor Company, before the June 20, 2003 Acquisition, have been combined in the table below. The amounts are presented in millions of dollars.

	Year Ended December 31,

	2003	2002	2001

	(in millions)
Net sales	$959.3	$923.0	$857.2
Cost of Sales	811.5	715.7	679.9

Gross profit	147.8	207.3	177.3

Operating expenses
Selling and warehousing	67.8	67.9	65.4
General and administrative	40.7	34.5	33.9
Amortization of intangible assets	3.3	0.7	0.9

Operating income (loss)	36.0	104.2	77.1

Interest, net	(24.9)	4.3	5.3
Management fee expense	(1.0)	(0.1)	(0.1)
Miscellaneous, net	(0.4)	(0.4)	0.8

Income (loss) before income taxes	9.7	108.0	83.1
Income taxes (benefit)	(3.3)	4.4	3.3

Net income (loss)	$13.0	$103.6	$79.8

Pro forma net income, adjusted only for change in tax filing status(1)	$5.4	$67.7	$50.6

(1)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. The historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and I to the financial statements.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

      Net sales. Net sales increased $36.3 million, or 3.9%, from $923.0 million in 2002 to $959.3 million in 2003. The increase was volume driven by sales to the OEM, traditional and retail channels.

      Cost of sales. Cost of sales increased $95.8 million, or 13.4%, from $715.7 million in 2002 to $811.5 million in 2003. Gross margin decreased from 22.5% in 2002 to 15.4% in 2003. The decline in gross profit percentage is primarily attributable to one-time cost adjustments amounting to $21.0 million and the adverse effect of $32.0 million of non-cash Acquisition-related charges in 2003. Gross profit during 2003 was also adversely affected by higher pension and medical costs.

      The aforementioned $21.0 million of one-time cost adjustments includes: inventory valuation adjustments — ($12.6 million); provisions for environmental issues — ($4.6 million); and provisions for a patent dispute settlement, product line relocations, and costs relating to the upgrade of the Albion, Illinois manufacturing facility; and costs associated with the consolidation of our European filtration manufacturing operations — ($3.8 million).

      The aforementioned $32.0 million of non-cash Acquisition-related charges in 2003 includes $27.5 million of higher costs due to the sales of inventory that was written-up as part of the preliminary allocation of the

Acquisition purchase price and $4.5 million of higher depreciation resulting from the step-up of property, plant and equipment. The higher depreciation cost will continue in the long-term. The higher cost due to sale of the written-up inventory will stop adversely affecting our results after all of the inventory on hand at the June 20 acquisition date is charged to cost of sales. The total preliminary write-up of the June 20 inventory was $28 million, and $27.5 million of this write-up has now been expensed.

      Excluding these aforementioned one-time items of $21.0 million and the non-recurring Acquisition-related $27.5 million inventory charge, gross profit for 2003 would have been $196.3 million, or 20.5% of sales, compared to $207.4 million, or 22.5% of sales, in 2002. Of the 2 percentage point decline in gross margin, 1.1 percentage points of the decline are due to the aforementioned higher medical and pension costs, as well as the non-cash higher depreciation that resulted from the Acquisition related step-up of property, plant and equipment.

      Selling and warehousing expenses. Selling and warehousing expenses of $67.8 million for 2003 are $0.1 million lower than 2002. In 2003, this cost is 7.1% of sales compared to 7.4% in 2002.

      General and administrative expenses. General and administrative expense increased by $6.2 million, or 18.0%, from $34.5 million in 2002 to $40.7 million in 2003. This increase is due to (i) $1.5 million of unusual costs incurred in connection with the transition to a new, more strategically focused stand-alone company, and (ii) the higher cost of operating as a stand-alone company after the Acquisition.

      Interest, net. Net interest changed from $4.3 million of net interest income in 2002 to $24.9 million of net interest expense in 2003. The $29.2 million adverse shift includes (i) a $2.6 million one-time cost of a bridge loan commitment fee incurred in connection with the Acquisition; (ii) $1.6 million of accelerated write-off of debt issuance costs because of voluntary prepayments of debt; (iii) $0.6 million of fees incurred in conjunction with a renegotiation of our bank loan; (iv) $21.5 million of interest expense on Acquisition-related debt; and (v) $2.9 million lower interest income on loans to the Predecessor Company’s previous owner.

      Income taxes. The change in income taxes is driven by changes in pre-tax income plus the use of a 39% incremental effective rate after the Acquisition in 2003. The higher rate is the result of the Company’s transition from S corporation filing status before the Acquisition to C corporation filing status after the Acquisition.

      Net Income. Due to the factors described above, net income declined $90.6 million from $103.6 million in 2002 to $13.0 million in 2003.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

      Net sales. Net sales increased $65.8 million, or 7.7%, from $857.2 million in 2001 to $923.0 million in 2002. The increase was driven primarily by continued growth in the aftermarket (excluding tires), which grew at an estimated 4.8% in 2002. This growth allowed many of our customers, especially in the retail channel, to increase same and new store sales and grow market share. Approximately $36.0 million of our fiscal 2002 sales resulted from increased sales to our existing retail customer base. The remainder of the increase in 2002, or $29.8 million, was divided between increased sales to our OES, OEM, traditional and heavy-duty customers.

      Cost of sales. Cost of goods sold increased $35.8 million, or 5.3%, from $679.9 million in 2001 to $715.7 million in 2002. Gross margin percentage increased from 20.7% for 2001 to 22.5% for 2002. The increase in the gross profit was primarily due to the contribution of the increased net sales cited above of $17.0 million, the effect of increased sales of higher margin products of $7.3 million and continued cost reduction initiatives at several of our facilities of $5.7 million.

      Selling and warehousing expenses. Selling and warehousing expenses increased by $2.5 million, or 3.8%, from $65.4 million in 2001 to $67.9 million during 2002. This increase was directly attributable to increased variable expenses associated with an increase in net sales. As a percentage of net sales, these expenses decreased from 7.6% in 2001 to 7.4% in 2002 as a result of continued cost improvements.

      General and administrative expenses. General and administrative expenses increased $0.6 million, or 1.8%, from $33.9 million in 2001 to $34.5 million in 2002. As of percentage of net sales, general and administrative expenses decreased from 4.0% during 2001 to 3.7% during 2002, driven by continued cost improvements.

      Interest income, net. Net interest income decreased $1.0 million from $5.3 million or 18.9% in 2001 to $4.3 million in 2002. As a percentage of net sales, net interest income decreased from 0.6% in 2001 to 0.5% in 2002. The decrease was the result of a lower rate of return earned on amounts advanced to UIS, as well as a lower amount owing from UIS on which interest income was earned.

      Income taxes. Income taxes increased $1.1 million, or 33.3%, from $3.3 million in 2001 to $4.4 million in 2002. Taxes were based upon the most recent effective tax rates available and applicable to S corporations.

      Net income. Net income increased by $23.8 million, or 29.8% from $79.8 million in 2001 to $103.6 million in 2002. As a percentage of net sales, net income increased from 9.3% to 11.2%. The improvement in net income was due to the factors described above.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

      Net sales. Net sales decreased $15.6 million, or 1.8%, from $872.8 million in 2000 to $857.2 million in 2001. The decrease in net sales was primarily attributable to the loss of a cooling systems contract, which was partially offset by increased sales of approximately $28.6 million to existing customers in each of our aftermarket channels (retail, traditional and OES). In 2001, the aftermarket (excluding tires) grew by approximately 5.4% to $152 billion in total sales.

      Cost of sales. Cost of sales decreased $9.2 million, or 1.3%, from $689.1 million in 2000 to $679.9 million in 2001. Gross margin decreased from 21.0% for 2000 to 20.7% for 2001. The decrease in the gross margin percentage was primarily due to the decrease in net sales cited above and start-up expenses in our Saltillo, Mexico facility, partially offset by continued cost reduction efforts.

      Selling and warehousing expenses. Selling and warehousing expenses decreased by $3.5 million, or 5.1%, from $68.9 million in 2000 to $65.4 million in 2001. As a percentage of net sales, these expenses decreased from 7.9% in 2000 to 7.6% in 2001. The decrease was primarily attributable to the sale of certain foreign subsidiaries and headcount reductions as a result of cost saving initiatives.

      General and administrative expenses. General and administrative expenses decreased $4.1 million, or 10.8%, from $38.0 million in 2000 to $33.9 million in 2001. As a percentage of net sales, general and administrative expenses decreased from 4.4% in 2000 to 4.0% in 2001. The decrease was attributable to the sale of certain foreign subsidiaries and headcount reductions as a result of cost saving initiatives, offset partially by an increase in medical insurance costs.

      Interest income, net. Net interest income increased by $0.4 million, or 8.2%, from $4.9 million in 2000 to $5.3 million in 2001. As a percentage of net sales, net interest income remained constant at 0.6% in 2001. The absolute increase was attributable to an increase in interest earned from UIS due to an increase in the net amount due from UIS.

      Income taxes. Income taxes decreased $1.3 million, or 28.3%, from $4.6 million in 2000 to $3.3 million in 2001. Taxes were based upon the most recent effective tax rates available and applicable to S corporations.

      Net income. Net income increased by $4.0 million, or 5.3%, from $75.8 million in 2000 to $79.8 million in 2001. As a percentage of net sales, net income increased from 8.7% in 2000 to 9.3% in 2001, due to the factors described above.

Liquidity and Capital Resources

      The Company incurred substantial indebtedness in connection with the Acquisition. In addition to assuming $2 million of existing debt, the Company issued $230 million of senior subordinated notes and entered into its senior credit facilities. The senior credit facilities provided for term loans in a principal amount of $350 million ($50 million for Tranche A and $300 million for Tranche B) and a revolving credit facility that provides for revolving loans in an aggregate amount of up to $75.0 million. In connection with the Acquisition, the Company borrowed the full $350 million amount available under the term loan facilities, and $5.0 million under the revolving credit facility. The $5.0 million of revolving credit borrowings, all $50 million of Tranche A, and $3 million of Tranche B borrowings were repaid prior to December 22, 2003.

      On December 22, 2003, the Company amended its senior credit facilities. Our borrowing rate was reduced by 0.5% by replacing the $297 million of outstanding principal amount under the Tranche B term loan with $297 million of borrowings under a new Tranche C term loan.

      At December 31, 2003, there was $522.3 million of debt outstanding. On March 1, 2004, the Company made a voluntary prepayment of $40 million of Tranche C debt. This reduced debt to $482.3 million. The Company funded this $40 million prepayment, as well as the $53 million of Tranche A and B debt repayments discussed above, with cash generated from operations.

      At the $482.3 million debt level, annual interest expense, including amortization of deferred financing costs and debt issuance cost, is approximately $34.2 million at December 31, 2003 borrowing rates. An increase in the interest rate of 0.25% in the variable interest rate would have increased the annual interest cost by $0.3 million. The Company’s significant debt service obligations could, under certain circumstances, have material consequences.

      The Company’s primary source of liquidity is cash flow from operations and borrowings under the $75.0 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. The Company expects to use temporary revolving credit borrowings from time to time throughout 2004 to fund peak cash requirements. $3.4 million of revolving credit borrowing capacity has been used to support outstanding letters of credit.

      Because of voluntary pre-payments, the company does not have any required repayments of Tranche C borrowings until December 2005. The $230 million senior subordinated notes are due in 2013. The Company’s ability to make scheduled payments of principal on, or to pay interest on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on its ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

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

     Net cash provided by operating activities

      Net cash provided by operating activities for the years ended 2002 and 2003 was $93.7 million and $137.4 million, respectively. The $43.7 million increase in net cash provided by operating activities in the year ended 2003 as compared to the year ended 2002 was attributable to reductions in working capital partially offset by lower net income.

     Net cash used in investing activities

      Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the year ended 2002 and 2003 were $45.7 million and $43.4 million, respectively. Approximately $20.4 million of the 2003 capital expenditures was related to our long-term capital investment plan to increase capacity and reduce cost at our filtration facilities.

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

Contractual Obligations

      The following table is a summary of contractual cash obligations (excluding interest) at December 31, 2003:

	Payments Due by Period

	Less than			More than
	1 year	1-3 Years	3-5 Years	5 years	Total

	(in millions)
Short-term debt	$0.8	$0.0	$0.0	$0.0	$0.8
Long-term debt	0.7	6.0	6.0	514.3	527.0
Capitalized leases	0.3	0.2	0.0	0.0	0.5
Operating leases	4.7	6.9	4.4	2.3	18.3
Purchase obligations	77.8	0.0	0.0	0.0	77.8
Employment agreements	1.0	0.7	0.0	0.0	1.7

Total contractual cash obligations	$85.3	$13.8	$10.4	$516.6	$626.1

      Included in the $77.8 million of purchase obligations is $7.1 million for property, plant and equipment. The remainder is for materials, supplies and services routinely used in our normal operations.

Recent Accounting Pronouncements

      In December 2003, the FASB issued SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans are required to be made in our financial statements for the year ended December 31, 2003. Annual disclosures relating to our non-U.S. plans will be required for the year ending December 31, 2004. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans. See Note J to our consolidated financial statements for the required disclosures.

Forward-Looking Statements

      In this annual report on Form 10-K, we make some “forward-looking” statements. These statements are included throughout this report on Form 10-K and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

      These forward-looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results.

      Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.

     Foreign Currency Exposure

      Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, Spanish peseta, Canadian dollar and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2003, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our net income would have been lower by $0.3 million in 2003 due to the reduction in reported results from our foreign operations.

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

      In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of December 31, 2003, we had no outstanding foreign currency contracts. We do not engage in any speculative activities.

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

      We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.2 million on our net income and cash flow.

     Treasury Policy

      Our treasury policy seeks to ensure that adequate financial resources are available for the development of our businesses while managing our currency and interest rate risks. Our policy is not to engage in speculative transactions. Our policies with respect to the major areas of our treasury activity are set forth above.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of United Components, Inc. and subsidiaries:

      We have audited the accompanying consolidated balance sheets of United Components, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of income, stockholder’s equity, and cash flows of the Company for the period from June 21, 2003 through December 31, 2003. We have also audited the accompanying consolidated balance sheets of the vehicle parts businesses of UIS Industries, Inc. (the “Predecessor Company”), as of December 31, 2002, and the related consolidated statements of income, stockholder’s equity, and cash flows for the period from January 1, 2003 through June 20, 2003 and for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s and Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Components, Inc. and subsidiaries as of December 31, 2003 and of the Predecessor Company as of December 31, 2002, and the consolidated results of operations and cash flows of the Company for the period from June 21, 2003 through December 31, 2003 and of the Predecessor Company for the period from January 1, 2003 through June 20, 2003 and for each of the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

February 27, 2004

New York, New York

UNITED COMPONENTS, INC. (“UCI”)

BALANCE SHEETS

	UCI	Predecessor
	Consolidated	Combined
	December 31,	December 31,
	2003	2002

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$46,130	$28,354
Accounts receivable, net	230,345	211,551
Inventories	168,797	213,950
Deferred tax	17,756	1,052
Other current assets	10,877	10,208

Total current assets	473,905	465,115
Property, plant and equipment, net	219,973	152,529
Due from parent	—	37,379
Goodwill	163,823	14,913
Other intangible assets, net	77,124	600
Deferred financing costs	10,146	—
Deferred tax	13,609	—
Pension and other assets	11,359	13,934

Total assets	$969,939	$684,470

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$74,652	$44,817
Notes payable	752	962
Current maturities of long-term debt	1,034	1,398
Accrued expenses and other current liabilities	66,729	44,382

Total current liabilities	143,167	91,559
Long-term debt, less current maturities	520,472	549
Pension and other postretirement liabilities	50,038	20,326
Deferred tax	—	3,761
Other liabilities	2,172	240
Commitments and contingencies — Note K

Total liabilities	715,849	116,435

Shareholder’s equity
Preferred stock	—	13
Common stock	—	4,289
Additional paid in capital	261,385	44,940
Retained (deficit) earnings	(8,755)	467,376
Division equity	—	67,929
Accumulated other comprehensive income (loss)	1,460	(16,512)

Total shareholder’s equity	254,090	568,035

Total liabilities and shareholder’s equity	$969,939	$684,470

The accompanying notes are an integral part of these statements.

UNITED COMPONENTS, INC.

INCOME STATEMENTS

	UCI	Predecessor
	Consolidated	Combined	Predecessor	Predecessor
	June 21, 2003	Jan. 1, 2003	Combined	Combined
	through	through	Year ended	Year ended
	Dec. 31, 2003	June 20, 2003	Dec. 31, 2002	Dec. 31, 2001

	(in thousands)
Net sales	$506,831	$452,467	$923,038	$857,158
Cost of sales	433,345	378,211	715,705	679,858

Gross profit	73,486	74,256	207,333	177,300

Operating expenses
Selling and warehousing	34,178	33,585	67,872	65,379
General and administrative	21,815	18,928	34,478	33,939
Amortization of intangible assets	3,176	60	720	894

Operating income	14,317	21,683	104,263	77,088

Other income (expense)
Interest income	254	1,712	5,173	6,377
Interest expense	(26,602)	(245)	(927)	(1,079)
Management fee expense	(1,000)	(18)	(79)	(79)
Miscellaneous, net	(12)	(408)	(387)	850

Income (loss) before income taxes	(13,043)	22,724	108,043	83,157
Income tax expense (benefit)	(4,288)	942	4,435	3,327

Net income (loss)	$(8,755)	$21,782	$103,608	$79,830

Pro forma (unaudited), adjusted solely for change in income tax filing status (Note B):
Historical income (loss) before provision for income taxes	$(13,043)	$22,724	$108,043	$83,157
Income tax expense (benefit)	(4,288)	8,544	40,328	32,512

Pro forma net income (loss)	$(8,755)	$14,180	$67,715	$50,645

The accompanying notes are an integral part of these statements.

UNITED COMPONENTS, INC.

STATEMENTS OF CASH FLOWS

	UCI	Predecessor
	Consolidated	Combined	Predecessor	Predecessor
	June 21, 2003	Jan. 1, 2003	Combined	Combined
	through	through	Year ended	Year ended
	Dec. 31, 2003	June 20, 2003	Dec. 31, 2002	Dec. 31, 2001

	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(8,755)	$21,782	$103,608	$79,830
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,148	12,928	27,798	28,406
Amortization of intangible assets	3,176	60	720	894
Amortization of deferred financing fees and debt issuance costs	5,444	—	—	—
(Gain) loss on sale of assets, net	—	242	206	(184)
Changes in operating assets and liabilities
Accounts receivable	314	(18,146)	(28,399)	(3,249)
Inventories	55,461	18,806	(15,823)	19,267
Other current assets	(8,497)	(3,035)	(870)	1,573
Accounts payable	38,884	(9,425)	1,067	112
Accrued expenses and other current liabilities	6,202	(2,438)	6,332	583
Other assets	3,321	715	(1,657)	(3,790)
Other liabilities	(3,205)	2,404	688	1,227

Net cash provided by operating activities	113,493	23,893	93,670	124,669

Cash flow from investing activities:
Acquisition and related fees	(818,162)	—	(65)	—
Capital expenditures	(21,998)	(21,388)	(45,709)	(24,177)
Proceeds from sale of assets	2,252	215	654	920

Net cash used in investing activities	(837,908)	(21,173)	(45,120)	(23,257)

Cash flows from financing activities:
Issuance of debt	585,000	—	1,432	—
Financing fees and debt issuance costs	(21,582)	—	—	—
Stockholder’s equity contribution	261,384	—	—	—
Dividends and transfers to UIS, Inc., net	—	(28,033)	(42,444)	(91,038)
Payments of debt, net	(58,756)	(98)	—	(218)

Net cash (used in) provided by financing activities	766,046	(28,131)	(41,012)	(91,256)

Effect of exchange rate changes on cash	47	1,509	1,118	(273)

Net increase (decrease) in cash and cash equivalents	41,678	(23,902)	8,656	9,883
Cash and cash equivalents at beginning of period	4,452	28,354	19,698	9,815

Cash and cash equivalents at end of period	$46,130	$4,452	$28,354	$19,698

The accompanying notes are an integral part of these statements.

UNITED COMPONENTS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

						Accumulated
			Additional	Retained		Other	Total
	Preferred	Common	Paid-In	Earnings	Division	Comprehensive	Shareholder’s	Comprehensive
	Stock	Stock	Capital	(Deficit)	Equity	Income (Loss)	Equity	Income (Loss)

	(in thousands)
Predecessor combined balance at December 31, 2001	$13	$4,289	$44,940	$425,533	$54,846	$(8,143)	$521,478
Dividends paid				(25,000)			(25,000)
Transfers with UIS, Inc., net					(23,682)		(23,682)
Comprehensive income
Net earnings				66,843	36,765		103,608	$103,608
Other comprehensive income (loss)
Minimum pension liability						(11,889)	(11,889)	(11,889)
Foreign currency adjustment						3,520	3,520	3,520

Total comprehensive income								$95,239

Predecessor combined balance at December 31, 2002	$13	$4,289	$44,940	$467,376	$67,929	$(16,512)	$568,035

Predecessor combined balance at December 31, 2002	13	4,289	44,940	467,376	67,929	(16,512)	568,035
Dividends paid				(17,913)			(17,913)
Liability to UIS contributed to capital			20,271				20,271
Transfers with UIS, Inc., net				(56,630)	(10,120)		(66,750)
Comprehensive income
Net earnings				6,650	15,132		21,782	$21,782
Other comprehensive income (loss)
Foreign currency adjustment						4,125	4,125	4,125

Total comprehensive income								$25,907

Predecessor combined balance at June 20, 2003	$13	$4,289	$65,211	$399,483	$72,941	$(12,387)	$529,550

UCI consolidated balance at June 20, 2003	$—	$—	$260,000	$—	$—	$—	$260,000
Additions to paid-in capital			1,385				1,385
Comprehensive income
Net earnings (loss)				(8,755)			(8,755)	$(8,755)
Other comprehensive income (loss)
Interest rate swaps						(114)	(114)	(114)
Foreign currency adjustment						1,574	1,574	1,574

Total comprehensive income								$(7,295)

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090

The accompanying notes are an integral part of these statements.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A — GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

      United Components, Inc. is a wholly owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). Affiliates of Carlyle own 99.3% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management and a member of the Company’s Board of Directors.

      On June 20, 2003, United Components, Inc. (“UCI”) purchased from UIS, Inc. and UIS Industries, Inc., (together “UIS”), the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests in Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which is the owner of 100% of the capital stock of Flexible Lamps, Ltd. and Airtex Products Ltd.), Mid-South Mfg., Inc., Airtex Products S.A., Airtex Products, Inc. (currently Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S.A. de C.V., Automotive Accessory Co. Ltd. and Airtex Products, LLC, a limited liability company that owns the assets of the Airtex Products business of UIS, Inc. (See Note B — Acquisition).

      The vehicle parts businesses of UIS, consisting of the aforementioned entities, are collectively referred to in these financial statements as the “Predecessor Company” or “Predecessor.” In these notes to the financial statements, the term the “Company” refers to either or both UCI and the Predecessor Company. The aforementioned June 20, 2003 Acquisition is referred to in these notes to the financial statements as “the Acquisition”.

      The Company operates in one business segment through its division and subsidiaries. The Company manufactures and distributes vehicle parts primarily in North America and Europe servicing the vehicle replacement parts market.

      A summary of the significant accounting policies applied in the preparation of the accompanying combined financial statements follows:

     Principles of Combination and Consolidation

      The Predecessor combined financial statements include the accounts of the Predecessor Company. Intercompany account balances and transactions have been eliminated among the group of companies that comprise the Predecessor Company. No activity has been eliminated with UIS or UIS’s other subsidiaries.

      The UCI consolidated financial statements include the accounts of UCI and its subsidiaries. Intercompany account balances and transactions have been eliminated.

     Revenue Recognition

      The Company records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectibility of revenue is reasonably assured. Approximate losses from sales returns and other allowances are recorded when sales are recorded. Adjustments to such returns and allowances are made as new information becomes available.

     Cash Equivalents

      Certificates of deposit, commercial paper, and other highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Allowance for Doubtful Accounts

      The Company does not generally require collateral for its trade accounts receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. These allowances are established based on a combination of write-off history, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts. The allowance for doubtful accounts at December 31, 2003 and 2002 were $4.3 and $4.1 million, respectively.

     Inventories

      Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventories are reduced by an allowance for excess and obsolete inventories, based on the Company’s review of on-hand inventories. The expense of inventory write-downs is included in cost of sales.

     Depreciation and Amortization

      Depreciation of property, plant and equipment is provided on a straight-line basis, over the estimated service lives of the assets. Leasehold improvements are amortized over the shorter of their service life or the remaining term of the lease.

      Major renewals and improvements of property and equipment are capitalized, and repairs and maintenance costs are expensed as incurred. Repairs and maintenance expenses for the years ended December 31, 2003, 2002 and 2001 were $8.9, $9.7, and $9.1 million, respectively. Repairs and maintenance expenses for the period January 1, 2003 to June 20, 2003 were $5.0 million.

      Trademarks have unlimited lives and are not amortized; instead they are subject to impairment evaluations. Other intangibles are amortized over their useful lives on an accelerated basis commensurate with the expected benefits received from such intangible assets.

     Goodwill

      Goodwill is tested for impairment on an annual basis, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of goodwill, projections regarding estimated future cash flows and other factors are made to determine if an impairment has occurred. If the Company concludes that there was an impairment, the Company will write down the carrying value of goodwill to fair value. No impairment losses have been recognized in any of the periods presented or in any prior periods.

      Statement of Financial Accounting Standards (“SFAS”) No. 142 was adopted on January 1, 2002. Accordingly, the Company stopped amortizing goodwill. For the year ended December 31, 2001, net income would have been $0.6 million higher if goodwill amortization was excluded from income from continuing operations.

     Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

      The Company evaluates all of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of such long-lived assets is measured by a comparison of the carrying amount of the asset, to future net cash flows expected to be generated by the asset. If the carrying amount exceeds the expected future cash flows, the asset is considered to be impaired. If an asset is considered to be impaired, it is written down to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized in any of the periods presented.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     Income Taxes

      Deferred tax assets and liabilities are provided for temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities.

     Foreign Currency Translation

      Income statements of foreign subsidiaries are translated into U.S. dollars using the average exchange rates during the applicable period.

      Assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the applicable balance sheet date. Resulting cumulative translation adjustments are recorded as a component of shareholder’s equity in “Accumulated other comprehensive income.”

      Transaction foreign exchange gains and losses are included in the income statement and are not material.

     Reporting of Comprehensive Income

      Comprehensive income includes (i) net income, (ii) the cumulative effect of translating balance sheets of foreign subsidiaries to U.S. dollars, (iii) the effect of adjusting interest rate swaps to market, and (iv) recognition of minimum pension liabilities. The last three are not included in the income statement and are reflected as adjustments to stockholder’s equity.

     Financial Statement Presentation

      The following provides a description of certain items that appear in the income statements:

      Net sales includes gross sales less deductions for incentive rebate programs, sales returns, allowances and discounts. Shipping and handling fees that are billed to customers are classified as revenues.

      Cost of sales includes all costs required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs, supplies, utilities, depreciation, insurance, pension and postretirement benefits, information technology costs, shipping and other costs. Cost of sales also includes the procurement, packaging, and shipping of products purchased for resale.

      Selling and warehousing expenses includes primarily costs of selling and marketing, warehousing, engineering and technical services and distribution. The major cost elements for this line item include salary and wages, pension and fringe benefits, freight, depreciation and advertising.

      Advertising is expensed as incurred and for the years ended December 31, 2003, 2002 and 2001 was approximately $10.0, $9.0, and $6.6 million, respectively. Advertising expense for the period January 1, 2003 to June 20, 2003 was $5.7 million.

      General and administrative expenses includes primarily the cost of executive, accounting and administrative personnel, professional fees, pension benefits, insurance, provisions for doubtful accounts and rent.

     Stock options

      UCI’s parent company granted stock options for a fixed number of the parent company’s shares to UCI employees. The Company has adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

      Under APB 25, compensation expense is recorded only when the exercise price of the employee’s stock option is less than the market value of the underlying stock at the date of grant. Because the exercise price was

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

equal to the estimated market value at the date of grant, no compensation expense has been recorded in connection with stock options. The pro forma after tax effect of compensation expense for the stock options had such expense been determined in accordance with the “fair value method” prescribed by SFAS No. 123 is $1.1 million for the year ended December 31, 2003.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. The estimates and assumptions include estimates of collectibility of accounts receivable and the realizability of inventory, goodwill and other intangible assets, cost accruals, insurance reserves, income taxes and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.

      In addition to estimates that are typically reflected in financial statements, the December 31, 2003 balance sheet and the income statement for the period of June 21, 2003 to December 31, 2003 include the effects of the preliminary allocation of the Acquisition purchase price. The purchase price has been allocated based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. (See Note B — Acquisition.)

     New Accounting Pronouncements

      In December 2003, SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans are required to be made in our financial statements for the year ended December 31, 2003. Annual disclosures relating to our non-U.S. plans will be required for the year ending December 31, 2004. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans.

     Segment Reporting

      In accordance with the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company reports as one segment. The Company is in one business, which is the manufacturing and distribution of vehicle parts. The products and services, customer base, distribution channel, manufacturing process, procurement, and economic characteristic are similar throughout all of the Company’s operations.

     Derivative Financial Instruments

      The Company’s objective for holding derivatives is to minimize the volatility of earnings and cash flows associated with changes in interest rates. The Company recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.

     Reclassifications

      Income statement data has been reclassified to conform with the December 2003 presentation. The reclassifications primarily move sales driven allowances from selling expense to reductions of sales and certain costs previously categorized as general expense to cost of sales. The net effect is a reduction of gross profit of approximately $13.6, $13.5, and $11.9 million, for the years ended December 31, 2003, 2002, and 2001, respectively, with an equal and offsetting reduction in operating expenses in each year. There is no effect on operating income or net income in any year.

NOTE B — ACQUISITION

Overview

      On June 20, 2003, UCI purchased from UIS the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of the Predecessor Company.

      The acquisition purchase price was $808 million. In addition the Company assumed $2 million of debt and capital lease obligations. Fees and expenses associated with the acquisition (excluding financing fees) were approximately $18 million and are accounted for as additional purchase price. Financing for the acquisition was comprised of a $260 million equity contribution by Carlyle, proceeds from $585 million of debt, and an $8 million accrued liability, which was paid in January 2004. In addition to funding the purchase price, proceeds from the borrowings were also used to pay for approximately $40 million of acquisition-related transaction and financing fees.

Change in Income Tax Filing Status

      As discussed in Note I, the Predecessor Company had elected for certain of its subsidiaries to be taxed as S Corporations pursuant to the Internal Revenue Code. In connection with the Acquisition, the Company terminated its S corporation elections and became a C corporation and, consequently, became subject to Federal and additional state and local income taxes. As part of the preliminary allocation of the Acquisition purchase price, net deferred tax assets have been increased in recognition of UCI’s higher effective tax rate. The pro forma information presented below includes adjustments for, among other things, the change in the Company’s income tax filing status. The pro forma income tax amounts include income taxes as if the Company had been filing as a C corporation for the entire period.

Preliminary Allocation of the Acquisition Purchase Price and Pro Forma Information

      The Acquisition is accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired companies will be included in the results of UCI beginning on the acquisition date. The information included herein has been prepared based on a preliminary allocation of the Acquisition purchase price, which was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. Additional pertinent information that the Company is in the process of obtaining includes, but is not limited to, the tax basis of certain assets and independent third party appraisals of property, plant and equipment and intangible assets other than goodwill. Finalization of the allocation of the Acquisition purchase price could result in material changes to the balance sheet presented herein and the unaudited pro forma information presented below.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Current assets	$487
Property, plant and equipment	220
Goodwill	164
Other intangible assets	80
Deferred taxes	15
Other long term assets	15

Total assets acquired	981

Current liabilities	100
Long-term debt, excluding borrowings to fund the Acquisition purchase price and related transaction fees	12
Pension and other postretirement liabilities	39
Other long-term liabilities	4

Total liabilities assumed	155

Net assets acquired	$826

      Of the $80 million of acquired intangible assets, approximately $40 million was assigned to trademarks that are not subject to amortization. $32 million was assigned to customer relationships and $8 was assigned to technologies. The preliminary estimated useful lives of the customer relationships and technologies are 5- 15 years. Amortization expense and accumulated amortization for the year ended December 31, 2003 was $3.2 million.

      The $164 million of goodwill resulting from the transaction and all the written-up values of the other assets are expected to be deductible for income tax purposes.

      Below are unaudited pro forma data for the years ended December 31, 2003 and 2002, after giving effect to the Acquisition as if it had occurred on January 1 of each year. The pro forma adjustments give effect to (i) the preliminary allocation of the June 20, 2003 Acquisition purchase price, (ii) the Company’s capital structure after the effect of the Acquisition, (iii) the new Carlyle management fee (see Note L), and (iv) income tax expense based on a C corporation filing status. As more fully explained above, the allocation of the Acquisition purchase price is preliminary. Finalization of the allocation of the Acquisition purchase price could result in material changes to the pro forma information presented below. The pro forma earnings data does not purport to represent what the results of operations would have been if the Acquisition had occurred as of the dates indicated above, or what the results will be in future periods.

	Pro Forma Data
	(unaudited)

	Year ended December 31,

	2003	2002

	(in thousands)
Net sales	$959,298	$923,038
Operating income	3,643	60,343
Net income (loss)	(30,044)	5,588

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE C — ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Changes in the Company’s allowance for doubtful accounts are as follows:

	December 31,

	2003	2002

	(in thousands)
Beginning balance	$4,138	$3,214
Provision for doubtful accounts	1,377	1,584
Accounts written off	(1,268)	(734)
Recoveries	88	74

Ending balance	$4,335	$4,138

NOTE D — INVENTORIES

      The composition of inventories is as follows:

	December 31,

	2003	2002

	(in thousands)
Raw materials	$29,305	$31,886
Work-in-process	47,056	44,674
Finished goods	92,436	137,390

	$168,797	$213,950

NOTE E — PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

		December 31,
	Depreciable
	Life	2003	2002

		(in thousands)
Land and improvements	5-25 years	$19,278	$14,914
Buildings and improvements	4-40 years	62,655	74,862
Equipment	3-20 years	159,048	319,733

		240,981	409,509
Less accumulated depreciation		(21,008)	(256,980)

		$219,973	$152,529

      December 31, 2003 amounts include the effects of the preliminary allocation of the Acquisition purchase price. (See Note B — Acquisition). The amounts reflect preliminary estimates of the fair value of property and equipment and their remaining lives. These preliminary estimates are subject to change until all pertinent information regarding the fair value and the remaining life of the Company’s property and equipment has been obtained and fully evaluated. An essential, but incomplete, element to finalizing the allocation of the Acquisition purchase price is an appraisal of property, plant and equipment done by an independent valuation specialist.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Included in equipment shown above are purchases totaling approximately $0.9 million under capital lease obligations to be paid over three years. Accumulated amortization was approximately $0.1 and $0.2 million at December 31, 2003 and 2002, respectively.

NOTE F — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses consist of the following:

	December 31,

	2003	2002

	(in thousands)
Salaries and wages	$2,464	$2,861
Bonuses	5,712	4,693
Vacation pay	5,252	4,569
Product returns	13,999	4,252
Profit sharing	1,546	2,081
Customers’ rebates and discounts	4,902	4,366
Other credits due customers	4,518	3,111
Pension and other postretirement liabilities	3,174	200
Final payment of Acquisition purchase price	8,000	—
Other	17,162	18,249

	$66,729	$44,382

NOTE G — PRODUCT RETURNS LIABILITY

      The product returns liability is included in accrued and other current liabilities. It includes accruals for parts returned due to manufacturing defect and for certain parts returned because of customer excess quantities. The changes in the Company’s product returns liability are as follows:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Liability, beginning of period	$4,252	$2,958	$2,257
Loss on parts returned	(35,158)	(32,546)	(28,117)
Additional loss provision	35,305	33,840	28,818
Acquisition purchase price allocation	9,600	—	—

Liability, end of period	$13,999	$4,252	$2,958

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE H — DEBT

      Debt is summarized as follows:

	December 31,

	2003	2002

	(in thousands)
Notes payable	$752	$962
Capitalized leases	498	985
Foreign bank overdrafts	—	962
Term loan	297,000	—
Senior subordinated notes	230,000	—
Debt issuance costs	(5,992)	—

	522,258	2,909
Less current maturities	1,786	2,360

Long-term	$520,472	$549

Senior credit facilities — The senior credit facilities are comprised of a revolving credit facility and a term loan.

      The $75 million revolving credit facility is available on a revolving basis until 2010. The interest rates per annum applicable to the revolving credit facility, as well as the term loans, are, at the Company’s option, the Base Rate or Eurodollar Rate plus, in each case, an applicable margin. The applicable margin is subject to adjustment based on a consolidated leverage ratio, as defined. The Base Rate is a fluctuating interest rate equal to the higher of (a) the prime lending rate as set forth on the British Banking Association Telerate page 5 or another comparable page, and (b) the Federal funds effective rate plus 0.50%. In addition to interest on outstanding borrowings, we are required to pay a commitment fee on any unused revolving credit facility commitments at a per annum rate of 0.50%, subject to adjustment based on a consolidated leverage ratio, as defined. At December 31, 2003, the interest rate was 4.42%. At December 31, 2003, there are no borrowings outstanding under the revolving credit facility. $3.4 million of the borrowing capacity has been used to support outstanding letters of credit.

      The $297 million term loan facility is due in 2010. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods elected under the facility. The interest rate is variable and is determined as described above. At December 31, 2003, the rate was 3.92%. The loan is secured by all tangible and intangible assets of the Company. The Tranche C term loan amortizes in scheduled quarterly payments of $750,000 per quarter, beginning December 31, 2004 through June 30, 2009, then $70,687,500 per quarter from September 30, 2009 through June 30, 2010.

      In 2003, the company voluntarily prepaid $52.3 million of senior credit facility term loans. Also in 2003, the Company reduced the borrowing rate of its senior credit facility term loan by 0.5%. This was accomplished by replacing a previously outstanding $297 million Tranche B term loan with $297 million of borrowings under a new Tranche C term loan. Fees associated with this amendment were $0.6 million and are included in accrued liabilities at December 31, 2003. The fees were expensed in 2003.

      The senior secured credit facilities require the Company to maintain certain financial covenants, and require mandatory prepayments under certain events as defined in the agreement. Also, the facilities include certain negative covenants restricting or limiting the Company’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter the Company’s business.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Senior subordinated notes — The Senior Subordinated Notes bear interest at 9 3/8%. Interest is payable semi-annually, in arrears on June 15 and December 15 of each year, beginning December 15, 2003. The notes are unsecured and rank equally in right of payment with any of the Company’s future senior subordinated indebtedness. They are subordinated to indebtedness and other liabilities of the Company’s subsidiaries that are not guarantors of the Notes. They are guaranteed on a full and unconditional and joint and several basis by the Company’s domestic subsidiaries. The notes mature on June 15, 2013.

      The indenture contains covenants that limit what the Company and certain of its subsidiaries may do. The indenture contains covenants that limit its ability to: incur or guarantee additional debt; pay dividends or redeem stock; make certain investments; and sell assets.

Notes payable — Notes payable consist of short-term borrowings of a foreign subsidiary with foreign credit institutions. These short-term borrowings bear interest at EURIBOR, plus 0.5%, which was 2.81% and 3.55% at December 31, 2003 and 2002, respectively. The notes payable are collateralized by certain accounts receivable related to the amounts financed.

      The following is a schedule of future payments of long-term debt at:

	December 31,

	2003	2002

	(in thousands)
2003	$—	$2,360
2004	1,786	361
2005	3,214	183
2006	3,000	5
2007	3,000	—
2008	3,000	—
Thereafter	508,258	—

	$522,258	$2,909

      Interest expense relating to capitalized lease obligations, notes payable and other debt, other than debt with related parties, was $0.1 million in both of the years ended December 31, 2002 and 2001. Interest expense in 2003 was $26.6 million, including (i) a $2.6 million cost of a bridge loan incurred in connection with the Acquisition, (ii) $1.6 million of accelerated write-off of debt issuance costs because of the voluntary prepayment of senior credit facility term loan, and (iii) $0.6 million of fees incurred in connection with the renegotiation of the senior credit facility.

NOTE I — INCOME TAXES

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

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Q sub status and the S corporation status terminated immediately prior to the Acquisition. (see Note B). The Company became a C corporation and will be subject to both Federal and state income taxes and will begin to file a consolidated Federal income tax return. UCI’s effective tax has increased accordingly.

      The components of income (loss) before income taxes consist of the following:

	June 21 to	Jan. 1 to	Year Ended	Year Ended
	Dec. 31,	June 20,	Dec. 31,	Dec. 31,
	2003	2003	2002	2001

	(in thousands)
Income (loss) before income taxes
United States	$(14,593)	$20,846	$99,077	$76,039
Non-United States	1,550	1,878	8,966	7,118

	$(13,043)	$22,724	$108,043	$83,157

      Components of income tax expense (benefit) are as follows:

	June 21 to	Jan. 1 to	Year Ended	Year Ended
	Dec. 31,	June 20,	Dec. 31,	Dec. 31,
	2003	2003	2002	2001

	(in thousands)
Current foreign	$666	$561	$2,777	$2,361
Current state and local	577	563	1,104	473

	1,243	1,124	3,881	2,834

Deferred foreign	96	86	182	513
Deferred Federal	(5,135)	—	—	—
Deferred state and local	(492)	(268)	372	(20)

	(5,531)	(182)	554	493

	$(4,288)	$942	$4,435	$3,327

      A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense (benefit) follows:

	June 21 to	Jan. 1 to	Year Ended	Year Ended
	Dec. 31,	June 20,	Dec. 31,	Dec. 31,
	2003	2003	2002	2001

		(in thousands)
Income tax provision (benefit) at U.S. Federal statutory income tax rate	$(4,565)	$7,953	$37,815	$29,105
Federal benefit from S Corp. tax status	—	(7,296)	(34,677)	(26,614)
Foreign income tax	220	(10)	(179)	384
Permanent difference	1	1	2	3
State income taxes, net	56	294	1,474	449

Income tax provision (benefit)	$(4,288)	$942	$4,435	$3,327

      At December 31, 2002, deferred tax assets are comprised primarily of inventory-related timing differences between book and tax, and deferred tax liabilities are primarily attributable to depreciation differences. As a result of the Acquisition, the Company is a C corporation, as defined in the Internal Revenue Code, and the tax basis of many of its assets and liabilities has changed. The allocation of the Acquisition

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

purchase price, including determining the tax basis of certain assets, has not yet been finalized. At December 31, 2003, the components of deferred tax assets and liabilities are summarized below:

	Current	Noncurrent

	(in thousands)
Product returns accrual	$5,170	$—
Pension and other postretirement liabilities	1,153	14,975
Vacation accrual	1,943	—
Goodwill amortization for tax, but not book	—	(2,148)
Environmental accruals	1,000	840
Tax loss carryforwards	7,884	—
Other	606	(58)

	$17,756	$13,609

      At December 31, 2003, the Company has approximately $21.3 million of net operating loss carryforwards available to offset future taxable income. These expire primarily in 2023. Based on current projections, the Company expects to generate enough taxable income in 2004 to utilize all of these carryforwards.

NOTE J — EMPLOYEE BENEFIT PLANS

      The Company maintains defined benefit retirement plans covering certain U.S. and non-U.S. employees, as well as retirement savings plans covering eligible U.S. employees. The defined benefit retirement plans are generally based on years of service and employee compensation.

     1.     Pension Plans

      The following tables set forth the Plans’ status as of December 31, 2003 and 2002. The 2003 amounts reflect both the US and foreign pension plans. The 2002 and 2001 amounts do not include the pension plan results of the Company’s UK subsidiary. Upon completion of the Acquisition, the Company recorded the UK plan in accordance with SFAS 87 as part of its purchase accounting.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	2003	2002

	(in thousands)
Change in benefit obligations

Benefit obligations at beginning of year	$142,682	$127,621
UK subsidiary’s obligations	33,848	—
Service cost	7,586	4,734
Interest cost	11,050	8,659
Actuarial loss	9,902	6,813
Foreign currency change	3,810	—
Participant contributions	788	—
Benefits paid	(8,911)	(5,144)

Benefit obligations at end of year	$200,755	$142,683

Change in plan assets
Fair value of plan assets at beginning of year	$129,947	$149,543
UK subsidiary’s plan assets	21,823	—
Actual return on plan assets	27,475	(15,354)
Employer contributions	3,111	902
Foreign currency change	2,705	—
Participant contributions	788	—
Benefits paid	(8,911)	(5,144)

Plan assets	$176,938	$129,947

Benefit obligation in excess of plan assets	$(23,817)	$(12,736)
Unrecognized net actuarial (gain) loss	(12,241)	26,963
Unrecognized prior service cost	—	1,494
Unrecognized transition asset	—	(273)

Net (liability) assets on balance sheet	$(36,058)	$15,448

      The net (liabilities) assets are classified in the balance sheet as follows:

	2003	2002

	(in thousands)
Plans in net asset position included in other assets	$9,829	$12,387
Amounts included in accumulated other comprehensive income	—	12,857
Accrued pension cost included in current and long-term pension and other postretirement liabilities	(45,887)	(9,796)

	$(36,058)	$15,448

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The following are the components of net periodic pension expense (income):

	June 21 to	Jan. 1 to	Year Ended	Year Ended
	Dec. 31,	June 20,	Dec. 31	Dec. 31
	2003	2003	2002	2001

	(in thousands)
Service cost	$4,279	$3,296	$4,734	$4,482
Interest cost	5,958	5,071	8,659	8,238
Expected return on plan assets	(6,601)	(6,684)	(13,026)	(13,811)
Recognized net actuarial gain	—	—	(221)	(328)
Amortization of transition asset	—	(88)	(386)	(310)
Amortization of prior service cost	—	270	598	592
Amortization of unrecognized gain	—	(93)	(736)	(1,121)

	$3,636	$1,772	$(378)	$(2,258)

      Assumptions used in the computation of net pension expense, assets and liabilities are as follows:

Year Ended December 31,

	2003	2002	2001

Discount rate	5.4%–6.0%	6.5%–7.0%	7.0%–7.5%
Rate of future compensation increases	3.0%–7.0%	3.0%–8.0%	3.5%–7.0%
Rate of return on plan assets	6.0%–8.0%	3.0%–8.0%	4.6%–9.0%

      The discount rate assumption is based on high quality bond indices. The assumption for future compensation increases considers future employee promotions and is based on an assumption that future inflation will be similar to that of recent years. The assumed return on plan assets is based on the expected long-term outcome of the investment strategy discussed below.

      The weighted-average pension plan asset allocations are as follows:

	December 31,

	2003	2002

Equity Securities	57%	53%
Debt Securities	34%	36%
Other	9%	11%

Total	100%	100%

      The investment strategy for pension plan assets is to maintain an equity and debt securities allocation as shown above. Over the long-term, this mix is expected to achieve the assumed rate of return on plan assets at an acceptable risk level.

      Estimated benefit payments are as follows: 2004, $6.9; 2005, $7.4; 2006, $7.9; 2007, $8.5; 2008, $9.4; and 2009 through 2014 $58.2 million.

      The expected Company contributions to its pension plans in 2004 are $5.7 million. The measurement date used to determine pension information is December 31, 2003.

      The Predecessor Company’s funding policy for the plans was to make contributions in such amounts as determined by the Board of Directors of UIS, which were to be consistent with the plans’ objectives and in full compliance with the minimum funding requirements imposed by applicable regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”).

     2.     Profit Sharing and Defined Contribution Pension Plans

      Certain subsidiaries and divisions sponsor defined contribution plans under section 401(k) of the Internal Revenue Code of 1986. Eligible participants may elect to defer from 5% to 15% of eligible compensation. Such subsidiaries are required to match up to 50% of employees’ contributions up to 6%. The Company had

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

expenses for profit sharing and defined contribution pension plans of approximately $2.7, $2.7, and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     3.     Other Postretirement Benefits

      Certain subsidiaries of the Company provide health care and life insurance benefits to eligible retired employees.

      The following tables present information for the postretirement plans as of December 31, 2003 and 2002.

	2003	2002

	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$8,016	$7,227
Service cost	264	260
Interest cost	415	505
Actuarial (gain) loss	(1,133)	462
Benefits paid	(438)	(438)

Benefit obligation at end of year	$7,124	$8,016

	2003	2002

	(in thousands)
Benefit obligation of end of year	$(7,124)	$(8,016)
Unrecognized net actuarial gain	(201)	(336)
Unrecognized prior service cost	—	(2,378)

Accrued obligation included in current and long-term pension and postretirement liabilities	$(7,325)	$(10,730)

      The following are the components of net periodic postretirement benefit cost:

	Year Ended December 31,

	2003	2002	2001

	(in thousands)
Service cost	$264	$260	$242
Interest cost	415	505	519
Recognized net actuarial gain	(147)	(36)	(38)
Amortization of prior service cost	(26)	(51)	(51)
Amortization of unrecognized gain	—	(162)	(177)

	$506	$516	$495

      Assumptions used in the computation of net postretirement benefits expense and liabilities are as follows:

	Year Ended December 31,

	2003	2002	2001

Rate of compensation increase	3.0%–3.5%	3.0%–3.5%	2.0%–3.3%
Discount rate	6.25%	6.5%	7.0%

      The discount rate assumption is based on high quality bond indices. The assumption for future compensation increases is based on an assumption that future inflation will be similar to that of recent years.

      The annual health care cost trend rate is assumed to trend downward from 12% in 2003 to 5% in 2010. Increasing the assumed healthcare cost trend rates by one percentage point would result in additional annual costs of approximately $43,000. Decreasing on the assumed health care cost trend rates by one percentage point would result in a decrease of approximately $36,000 in annual costs.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company continues to fund medical and life insurance benefit costs principally on a pay-as-you-go basis. The pay-as-you-go expenditures for postretirement benefits have not been material.

      The measurement date used to determine postretirement information is December 31, 2003.

      On January 12, 2004, the Financial Accounting Standards Board released FASB Staff Position No. FAS 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003 and introduces a prescription drug benefit under Medicare and provides a federal subsidy to sponsors of certain retiree health care benefit plans. Uncertainties exist regarding the effects of the Medicare Act on the Company’s accumulated postretirement benefit obligation and net postretirement benefit costs and the accounting for those effects, if any. Under FSP 106-1, plan sponsors are allowed to elect a one-time deferral of the accounting for the Medicare Act. Amounts and disclosures related to the Company’s accumulated postretirement benefit obligation and net postretirement benefit costs in the financial statements and accompanying notes do not reflect the effects of the Medicare Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information.

NOTE K — COMMITMENTS AND CONTINGENCIES

     Leases

      The following is a schedule of the future minimum payments under operating leases that have remaining non-cancelable lease terms:

(in thousands)
2004	$4,698
2005	4,030
2006	2,857
2007	2,372
2008	2,025
2009 and thereafter	2,361

$18,343

      These leases also provide for payment of taxes and other expenses. Rent expense approximated $4.7, $5.0 and $5.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Purchase Commitments

      At December 31, 2003, 2002 and 2001, the Company has commitments for property, plant and equipment purchases of approximately $7.1, $1.5 and $0.9 million, respectively.

     Insurance Reserves

      Prior to the Acquisition, the Predecessor Company had insurance under UIS’s master policies for group, worker’s compensation, automobile, product and general liability. These policies were subject to retrospective rating adjustments, for which the Predecessor Company is responsible. These adjustments were predicated upon paid losses, reserves and expenses. The projections involved in determining the adjustments and the original estimated loss provision were subject to substantial uncertainty because of several unpredictable factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation. Amounts due to UIS for insurance reserves were included in accrued expenses on the balance sheet.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      As of the June 20, 2003 Acquisition, the Company is no longer covered by the UIS master insurance policies. As of that date, the Company has purchased insurance, which does not include retrospective rating adjustments but does include high deductibles for which the Company is responsible. Consequently, the Company is subject to the same substantial uncertainty as those described in the preceding paragraph. Estimated losses for which the Company is responsible are recorded in accrued expenses in the December 31, 2003 balance sheet.

     Environmental

      The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has been identified as a potential responsible party for contamination at several sites. As a result, the Company has accrued liabilities for certain environmental testing and remediation activities included in the “accrued expenses and other current liabilities” line and the “other liabilities” lines on the balance sheet. While there is inherent uncertainty in such matters, in management’s opinion, the amounts accrued are appropriate based on the facts and circumstances that are currently known. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position of the Company.

     Litigation

      The Company is subject to various other contingencies, including routine legal proceedings and claims arising out of our business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, the Company believes that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

NOTE L — RELATED PARTY TRANSACTIONS

      UIS maintained casualty insurance (workers’ compensation, commercial general liability, including product liability and recall and comprehensive automobile) for all of its subsidiaries, including the Company. UIS allocated premium expense to each subsidiary based on rates charged by the insurance carrier and predicated and adjusted on estimated losses. As of the Acquisition date, the Company is no longer covered by UIS.

      UIS management fee expense charged to the Predecessor Company was $79,000 for each of the years ended December 31, 2002 and 2001, and $18,000 for the period January 1, 2003 to June 20, 2003. Amounts due for management fees are included in the “due from parent” line on the balance sheet.

      Occasionally, UIS extended financing to the Predecessor Company. Interest charges to the Predecessor Company on debt to UIS were $418,000 and $975,000 for the years ended December 31, 2002 and 2001, and $180,000 for the period January 1, 2003 to June 20, 2003, and are recorded as interest expense. In addition, the subsidiaries extended financing to UIS. Interest charges to UIS were $4.2 and $5.6 million for the years ended December 31, 2002 and 2001, and $1.4 million for the period January 1, 2003 to June 20, 2003 and are recorded as interest income. Amounts due related to interest charges are included in the “due from parent” line on the balance sheet.

      The Company has employment agreements with certain of its executive officers providing for annual compensation amounting to approximately $0.7 million per annum plus bonuses (as defined in the agreements) and severance pay under certain circumstances (as defined in the agreements).

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In connection with the Acquisition, the Company entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to the Company and its subsidiaries. Pursuant to this agreement, the Company will pay an annual management fee of $2.0 million and annual out-of-pocket expenses, and the Company may pay Carlyle additional fees associated with financial advisory and other future transactions. Carlyle also received a one-time transaction fee of $10.0 million upon consummation of the Acquisition. The management agreement provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than 10% of the Company’s equity interest or when the Company and Carlyle mutually agree to terminate the agreement.

NOTE M — GEOGRAPHIC INFORMATION

      The Company had the following sales by country:

	June 21 to	Jan. 1 to	Year Ended	Year Ended
	Dec. 31,	June 20,	Dec. 31,	Dec. 31,
	2003	2003	2002	2001

		(in thousands)
United States	$418,609	$378,045	$767,724	$716,534
Canada	16,062	14,228	36,118	30,670
United Kingdom	21,114	17,410	34,204	39,339
Mexico	12,663	11,085	22,160	12,293
Germany	5,486	5,662	9,873	10,206
Spain	1,739	1,498	3,757	2,113
Belgium	3,578	2,989	5,267	5,014
France	2,472	3,822	5,951	5,375
Other	25,108	17,728	37,984	35,614

	$506,831	$452,467	$923,038	$857,158

      Net long-lived assets by country are as follows:

	December 31,

	2003	2002

	(in thousands)
United States	$140,003	$163,073
United Kingdom	32,207	39,162
Mexico	9,528	13,315
Spain	3,362	3,488
Canada	301	317
Preliminary allocation of acquisition purchase price, not yet allocated to operating entities	310,633	—

	$496,034	$219,355

NOTE N — STOCK OPTIONS

      UCI’s parent, UCI Acquisition Holdings, Inc., has adopted a stock option plan in 2003 (the “Plan”). The Plan permits the granting of options to purchase shares of common stock of UCI Acquisition Holdings, Inc. UCI’s employees, directors, and consultants are eligible to receive a stock option grant. Options granted pursuant to the Plan must be authorized by the Compensation Committee of the Board of Directors of UCI’s

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

parent (the “Compensation Committee”). The aggregate number of shares which may be issued under the Plan shall not exceed 338,778 shares of common stock. The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the Plan. No option life can be greater than ten years. The exercise price of Incentive Stock Options cannot be less than 100% of fair market value of the related shares at date of grant. Options currently outstanding vest over an 8 year period, and vesting of a portion of the options could accelerate if UCI achieves certain financial targets, or in the event of a change in ownership. In 2003, the exercise price of all options granted was at the estimated $100 market value of UCI’s parent’s common stock on the date of the grant.

      In 2003, options to purchase 278,678 shares were granted. At December 31, 2003, options to purchase 278,678 common shares were outstanding, of which options to purchase 22,879 shares were exercisable.

      The fair value of the options granted in 2003 was $52.17 per option. The fair value was estimated using the Black-Scholes option pricing model, based on the following assumptions:

Expected price volatility	41%
Expected life	8 years
Current stock price	$100
Exercise price	$100
Risk-free interest rate	3.73%

      The Company has adopted the disclosure only provision of SFAS 123. Accordingly, stock options are accounted for in accordance with APB 25. The pro forma after tax effect of compensation expense for the stock options had such expense been determined in accordance with the “fair value method” prescribed by SFAS No. 123 is $1.1 million for the year ended December 31, 2003.

NOTE O — FAIR VALUE OF FINANCIAL INSTRUMENTS

      Cash and cash equivalents — The carrying amount of cash equivalents approximates fair value because the original maturity is less than 90 days.

      Trade accounts receivable — The carrying amount of trade receivables approximates fair value because of their short outstanding terms.

      Trade accounts payable — The carrying amount of trade payables approximates fair value because of their short outstanding terms.

      Long-term debt — The fair market value of the $230 million senior subordinated notes, at December 31, 2003, is $249.8 million. The carrying value of borrowing under the senior credit facility equals fair market value because their variable interest rates reflect market rates.

      Interest rate swaps — See Note P.

NOTE P — INTEREST RATE SWAPS

      The senior credit facilities require interest rate protection on $118 million of our senior term loan borrowings. In August 2003, we entered into an interest rate swap for $118 million. This swap effectively converts $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap we will pay 1.94% and will receive the then current LIBOR on $118 million.

      The Company does not use derivatives for trading or speculative purposes nor is it a party to leveraged derivatives. Further, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company has recorded a liability of $186,000 to recognize the fair value of interest derivatives. The liability is included in “accrued expenses and other current liabilities.” The Company has also recorded a tax benefit of $72,000 associated therewith. The net offset is recorded in “other accumulated comprehensive income.”

NOTE Q — OTHER INFORMATION

      Cash payments for interest and income taxes (net of refunds) and non-cash transactions were as follows:

	June 21 to	Jan. 1 to	Year Ended	Year Ended
	Dec. 31,	June 20,	Dec. 31,	Dec. 31,
	2003	2003	2002	2001

	(in thousands)
Cash flow information:
Interest	$309	$—	$586	$479
Income taxes	1,973	2,241	2,014	2,252
Noncash transactions:
Transfers and dividends recorded as are reduction to the receivable from UIS	—	56,630	25,000	35,000
Additions to capital stock of subsidiaries through capitalization of amounts due to UIS	—	20,271	—	—

      At December 31, 2003, 1,000 shares of voting common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

NOTE R — CONCENTRATION OF RISK

      The Company places its cash investments with a relatively small number of high quality financial institutions. Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2003 and 2002, were uninsured. Foreign cash balances at December 31, 2003 and 2002 were $8.5 and $21.1 million, respectively.

      The Company sells vehicle parts to a wide base of customers for use by original equipment manufacturers and aftermarket consumers. The Company has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 23%, 23% and 22% of total net sales for the years ended December 31, 2003, 2002 and 2001, respectively. No other customer accounts for more than 10% of total net sales for the years ended December 31, 2003, 2002 and 2001. Although the Company is directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists.

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE S — QUARTERLY FINANCIAL INFORMATION (unaudited)

      The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with generally accepted accounting principles have been included.

	Three Months Ended

	March 31	June 30	September 30	December 31

	(in thousands)
2003
Net sales	$236,325	$242,321	$251,918	$228,734
Gross margin	49,051	27,982	27,571	43,138
Net earnings	22,273	(3,494)	(7,555)	1,803

2002
Net sales	$225,395	$242,677	$233,939	$221,027
Gross margin	49,172	56,943	54,083	47,135
Net earnings	21,612	29,710	29,000	23,286

NOTE T — GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet

December 31, 2003

	UCI						Non-
	Consolidated	Eliminations		UCI		Guarantor	Guarantor

	(in thousands)
Assets
Current assets
Cash and cash equivalents	$46,130	$			$33,164	$4,448	$8,518
Accounts receivable	230,345					208,762	21,583
Inventories	168,797				471	152,506	15,820
Deferred tax	17,756				36,010	(19,472)	1,218
Other current assets	10,877				(336)	5,275	5,938

Total current assets	473,905				69,309	351,519	53,077
Property, plant and equipment, net	219,973				54,055	124,977	40,941
Intercompany receivables	—		(124,033)			124,033
Investment in subsidiaries			(566,026)		553,055	12,971
Goodwill	163,823				163,823
Other intangible assets, net	77,124				76,574	550
Deferred financing costs	10,146				10,146
Deferred tax	13,609				13,609
Pension and other assets	11,359				(4,301)	14,380	1,280

Total assets	$969,939		$(690,059)		$936,270	$628,430	$95,298

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$74,652	$		$		$63,456	$11,196
Notes payable	752						752
Current maturities of long-term debt	1,034				750		284
Accrued expenses and other current liabilities	66,729				19,072	41,895	5,762

Total current liabilities	143,167				19,822	105,351	17,994
Long-term debt, less current maturities	520,472				520,258		214
Pension and other postretirement liabilities	50,038				31,965	18,073
Deferred tax	—				(4,050)	699	3,351
Other liabilities	2,172					2,172
Intercompany payables			(124,033)		114,185		9,848
Shareholder’s equity
Common stock	—
Additional paid-in capital	261,385		(529,661)		261,385	468,764	60,897
Retained (deficit) earnings	(8,755)		(34,927)		(8,755)	33,507	1,420
Accumulated other comprehensive	—
income (loss)	1,460		(1,438)		1,460	(136)	1,574

Total shareholder’s equity	254,090		(566,026)		254,090	502,135	63,891

Total liabilities and shareholder’s equity	$969,939		$(690,059)		$936,270	$628,430	$95,298

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Balance Sheet

December 31, 2002

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor

	(in thousands)
Assets
Current assets
Cash and cash equivalents	$28,354	$		$	$7,237	$21,117
Accounts receivable	211,551				194,252	17,299
Inventories	213,950				196,595	17,355
Deferred tax	1,052				1,052
Other current assets	10,208				5,853	4,355

Total current assets	465,115				404,989	60,126
Property, plant and equipment, net	152,529				112,125	40,404
Due from parent	37,379		(73,638)		109,599	1,418
Investment in subsidiaries			(13,564)		13,564
Goodwill	14,913				20	14,893
Other intangible assets, net	600				600
Deferred financing costs	—
Deferred tax	—
Pension and other assets	13,934				12,955	979

Total assets	$684,470		$(87,202)	$	$653,852	$117,820

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$44,817	$		$	$37,579	$7,238
Notes payable	962					962
Current maturities of long-term debt	1,398				197	1,201
Accrued expenses and other current liabilities	44,382				37,863	6,519

Total current liabilities	91,559				75,639	15,920
Long-term debt, less current maturities	549				157	392
Pension and other postretirement liabilities	20,326				20,326
Deferred tax	3,761				699	3,062
Other liabilities	240				240
Due to parent, subsidiaries or division			(73,638)		62,573	11,065
Shareholder’s equity
Preferred stock	13					13
Common stock	4,289		(5,082)		121	9,250
Additional paid-in capital	44,940		(7,362)		16,011	36,291
Retained (deficit) earnings	467,376		(1,120)		423,014	45,482
Division equity	67,929				67,929
Accumulated other comprehensive income (loss)	(16,512)				(12,857)	(3,655)

Total shareholder’s equity	568,035		(13,564)		494,218	87,381

Total liabilities and shareholder’s equity	$684,470		$(87,202)	$	$653,852	$117,820

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Income Statement

June 21, 2003 to December 31, 2003 (Unaudited)

	UCI					Non-
	Consolidated	Eliminations	UCI		Guarantor	Guarantor

	(in thousands)
Net sales	$506,831	$(6,267)	$		$454,416	$58,682
Cost of sales	433,345	(6,267)		33,888	359,150	46,574

Gross profit	73,486			(33,888)	95,266	12,108

Operating expenses
Selling and warehousing	34,178				30,772	3,406
General and administrative	21,815			5,399	10,424	5,992
Amortization of intangible assets	3,176			3,236	(60)

Operating income (loss)	14,317			(42,523)	54,130	2,710

Other income (expense)
Interest income	254	(459)		80	516	117
Interest expense	(26,602)	459		(26,547)	(269)	(245)
Management fee expense	(1,000)			(1,000)	3	(3)
Miscellaneous, net	(12)			(362)	549	(199)

Income (loss) before income taxes	(13,043)			(70,352)	54,929	2,380
Income tax expense (benefit)	(4,288)			(26,670)	21,422	960

Net income (loss)	(8,755)			(43,682)	33,507	1,420
Increase before equity in earnings of subsidiaries
Equity in earnings of subsidiaries		(34,927)		34,927

Net income (loss)	$(8,755)	$(34,927)		$(8,755)	$33,507	$1,420

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Combining Condensed Income Statement

January 1, 2003 to June 20, 2003 (Unaudited)

	Predecessor					Non-
	Combined	Eliminations		UCI	Guarantor	Guarantor

	(in thousands)
Net sales	$452,467		$(6,912)	$	$405,003	$54,376
Cost of sales	378,211		(6,912)		341,116	44,007

Gross profit	74,256				63,887	10,369

Operating expenses
Selling and warehousing	33,585				30,316	3,269
General and administrative	18,928				13,528	5,400
Amortization of intangible assets	60				60	—

Operating income	21,683				19,983	1,700

Other income (expense)
Interest income	1,712				1,449	263
Interest expense	(245)				73	(318)
Management fee expense	(18)				9	(27)
Miscellaneous, net	(408)				(7)	(401)

Income before income taxes	22,724				21,507	1,217
Income tax expense	942				493	449

Net income	$21,782	$		$	$21,014	$768

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Combining Condensed Income Statement

Year Ended December 31, 2002

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(in thousands)
Net sales	$923,038	$(30,498)	$	$836,197	$117,339
Cost of sales	715,705	(31,511)		655,711	91,505

Gross profit	207,333	1,013		180,486	25,834

Operating expenses
Selling and warehousing	67,872			60,085	7,787
General and administrative	34,478			25,261	9,217
Amortization of intangible assets	720			720	—

Operating income	104,263	1,013		94,420	8,830

Other income (expense)
Interest income	5,173			4,704	469
Interest expense	(927)			(351)	(576)
Management fee expense	(79)			—	(79)
Miscellaneous, net	(387)	(1,010)		301	322

Income before income taxes	108,043	3		99,074	8,966
Income tax expense (benefit)	4,435			1,478	2,957

Net income	$103,608	$3	$	$97,596	$6,009

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Combining Condensed Income Statement

Year Ended December 31, 2001

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(in thousands)
Net sales	$857,158	$(21,910)	$	$764,175	$114,893
Cost of sales	679,858	(22,008)		617,903	83,963

Gross profit	177,300	98		146,272	30,930

Operating expenses
Selling and warehousing	65,379			56,775	8,604
General and administrative	33,939	(694)		19,270	15,363
Amortization of intangible assets	894			224	670

Operating income	77,088	792		70,003	6,293

Other income (expense)
Interest income	6,377			6,109	268
Interest expense	(1,079)			(633)	(446)
Management fee expense	(79)	12			(91)
Miscellaneous, net	850	(111)		(133)	1,094

Income before income taxes	83,157	693		75,346	7,118
Income tax expense (benefit)	3,327	25		427	2,875

Net income	$79,830	$668	$	$74,919	$4,243

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Consolidating Condensed Statement of Cash Flows

June 21, 2003 to December 31, 2003 (Unaudited)

					Non-
	UCI Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(in thousands)
Net cash provided by operating activities	$113,493		$84,550	$21,134	$7,809

Cash flows from investing activities:
Acquisition and related fees	(818,162)		(818,162)
Capital expenditures	(21,998)		(26)	(19,054)	(2,918)
Proceeds from the sale of assets	2,252				2,252

Net cash (used) in investing activities	(837,908)		(818,188)	(19,054)	(666)

Cash flows from financing activities:
Issuance of debt	585,000		585,000
Financing fees and debt issuance cost	(21,582)		(21,582)
Stockholder’s equity contribution	261,384		261,384
Payments of debt, net	(58,756)		(58,000)		(756)

Net cash (used in) provided by financing activities	766,046		766,802		(756)

Effect of exchange rate changes on cash	47				47

Net increase (decrease) in cash and cash equivalents	41,678		33,164	2,080	6,434
Cash and cash equivalents at beginning of period	4,452			2,368	2,084

Cash and cash equivalents at end of period	$46,130	$	$33,164	$4,448	$8,518

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Combining Condensed Statement of Cash Flows

January 1, 2003 to June 20, 2003

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(in thousands)
Net cash provided by operating activities	$23,893			$23,574	$319

Cash flows from investing activities:
Acquisition and related fees
Capital expenditures	(21,388)			(17,950)	(3,438)
Proceeds from sale of assets	215			34	181

Net cash (used) in investing activities	(21,173)			(17,916)	(3,257)

Cash flows from financing activities:
Dividends and transfers to UIS, Inc., net	(28,033)			(10,527)	(17,506)
Payments of debt, net	(98)			—	(98)

Net cash (used in) financing activities	(28,131)			(10,527)	(17,604)

Effect of exchange rate changes on cash	1,509			—	1,509

Net increase (decrease) in cash and cash equivalents	(23,902)			(4,869)	(19,033)
Cash and cash equivalents at beginning of period	28,354			7,237	21,117

Cash and cash equivalents at end of period	$4,452	$	$	$2,368	$2,084

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Combining Condensed Statement of Cash Flows

Year Ended December 31, 2002

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(in thousands)
Net cash provided by operating activities	$93,670			$83,564	$10,106

Cash flows from investing activities:
Acquisition and related fees	(65)			(65)
Capital expenditures	(45,709)			(36,773)	(8,936)
Proceeds from sale of assets	654			296	358

Net cash (used) in investing activities	(45,120)			(36,542)	(8,578)

Cash flows from financing activities:
Issuance of debt	1,432			197	1,235
Payments to UIS, Inc., net	(42,444)			(46,108)	3,664

Net cash (used in) provided by financing activities	(41,012)			(45,911)	4,899

Effect of exchange rate changes on cash	1,118			84	1,034

Net increase (decrease) in cash and cash equivalents	8,656			1,195	7,461
Cash and cash equivalents at beginning of period	19,698			6,042	13,656

Cash and cash equivalents at end of period	$28,354	$	$	$7,237	$21,117

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Combining Condensed Statement of Cash Flows

Year Ended December 31, 2001

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(in thousands)
Net cash provided by operating activities	$124,669			$113,538	$11,131

Cash flows from investing activities:
Acquisition and related fees
Capital expenditures	(24,177)			(17,602)	(6,575)
Proceeds from sale of assets	920			41	879

Net cash (used) in investing activities	(23,257)			(17,561)	(5,696)

Cash flows from financing activities:
Issuance of debt	(218)				(218)
Payments to UIS, Inc., net	(91,038)			(90,571)	(467)

Net cash (used in) provided by financing activities	(91,256)			(90,571)	(685)

Effect of exchange rate changes on cash	(273)				(273)

Net increase (decrease) in cash and cash equivalents	9,883			5,406	4,477
Cash and cash equivalents at beginning of period	9,815			636	9,179

Cash and cash equivalents at end of period	$19,698	$	$	$6,042	$13,656

UNITED COMPONENTS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A.     CONTROLS AND PROCEDURES.

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position

David L. Squier	58	Chairman of the Board
Bruce M. Zorich	50	Chief Executive Officer, Director
Charles T. Dickson	49	Chief Financial Officer, Executive Vice President, Director
John C. Ritter	56	Director
Leslie L. Armitage	35	Director
Daniel F. Akerson	55	Director
Ian I. Fujiyama	31	Director
Daniel A. Bellissimo	30	Director
Paul R. Lederer	64	Director

      David L. Squier is the Chairman of our Board of Directors. Mr. Squier retired from Howmet Corporation in October 2000, where he served as the President and Chief Executive Officer for over eight years. Prior to his tenure as CEO, Mr. Squier served in a number of senior management assignments at Howmet, including Executive Vice President and Chief Operating Officer. Mr. Squier was also a member of the Board of Directors of Howmet from 1987 until his retirement. Mr. Squier currently serves as an adviser to Carlyle. Mr. Squier currently serves on the Board of Directors of Vought Aircraft Industries.

      Bruce M. Zorich is our Chief Executive Officer and a member of our Board of Directors. From January 2002 through May 2003, Mr. Zorich was President and CEO of Magnatrax Corporation. From 1996 to 2001,

Mr. Zorich was President of Huck International. In May of 2003, Magnatrax Corporation filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.

      Charles T. Dickson is our Chief Financial Officer, Executive Vice President and a member of our Board of Directors. From November 1999 to October 2001, Mr. Dickson was CFO of AGENCY.COM. From December 1997 to October 1999, Mr. Dickson was CFO of Winstar Communications. Mr. Dickson was CFO of General Instrument Corporation from January 1994 to November 1997. In April of 2001, Winstar Communications filed a voluntary petition to reorganize under Chapter 11 of U.S. Bankruptcy Code.

      John C. Ritter is a member of our Board of Directors. From April 2003 to September 2003, Mr. Ritter was our Chief Financial Officer. From July 2000 to December 2002, Mr. Ritter held the position of Senior Vice President and CFO of Alcoa Industrial Components. Mr. Ritter held the position of Senior Vice President and CFO for Howmet Corporation from 1996 through 2000. Prior to his employment at Howmet, Mr. Ritter served as Vice President, Finance and Contracts, of AlliedSignal Government Electronics from 1994 to 1996, and as Vice President, Finance and Administration of Norden Systems, a subsidiary of United Technologies Corporation, from 1991 to 1994. Mr. Ritter currently serves on the Board of Directors of Raser Technologies, Inc.

      Leslie L. Armitage is a member of our Board of Directors. Ms. Armitage joined Carlyle in 1990 and is a Partner and Managing Director focused on U.S. buyout transactions. During her tenure at Carlyle, she served as an Analyst from 1990 to 1992, an Associate from 1992 to 1994, a Vice President from 1994 to 1996 and a Principal from 1996 to 1999. Ms. Armitage currently serves on the Boards of Directors of Vought Aircraft Industries and Alion Science and Technology Corporation.

      Daniel F. Akerson is a member of our Board of Directors. Mr. Akerson joined Carlyle in 2003 as a Managing Director. Prior to joining Carlyle, Mr. Akerson was Chairman and Chief Executive Officer of XO Communications, Inc. from 1999 to January 2003. Before that, Mr. Akerson served as CEO from 1996 to 1999, and Chairman, from 1996 to 2000, of Nextel Communications, Inc. From 1993 to 1996 he was General Partner at Forstmann Little & Co., during which time he also served as Chairman and CEO of General Instrument Company. Prior to his tenure at Forstmann Little, Mr. Akerson served in several senior positions at MCI Communications including Executive Vice President and Chief Financial Officer from 1987 to 1990 and President and Chief Operating Officer from 1992 to 1993. In June of 2002, XO Communications, Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Mr. Akerson currently serves on the Board of Directors of American Express Company.

      Ian I. Fujiyama is a member of our Board of Directors. Mr. Fujiyama is a Principal with Carlyle which he joined in 1997. During his tenure at Carlyle, Mr. Fujiyama spent two years in Hong Kong and Seoul working for Carlyle’s Asia buyout fund, Carlyle Asia Partners. Prior to joining Carlyle, Mr. Fujiyama was an Associate at Donaldson Lufkin and Jenrette Securities Corp. from 1994 to 1997.

      Daniel A. Bellissimo is a member of our Board of Directors. Mr. Bellissimo is a Vice President with Carlyle, which he joined in 1999. During his tenure at Carlyle, he served as an Associate from 1999 to 2001 and a Senior Associate from 2001 to 2003. Prior to joining Carlyle, Mr. Bellissimo worked in the Investment Banking Division of Morgan Stanley & Co.

      Paul R. Lederer is a member of our Board of Directors. Mr. Lederer has been formally retired the past five years with the exception of serving on the Boards of Directors of several public companies, acting as a consultant to Carlyle and serving on the Advisory Boards of TurtleWax, Inc., Richco, Inc. and Icarz, Inc. Mr. Lederer currently sits on the Board of Directors of O’Reilly Automotive, Inc., R&B Inc., Transpro, Inc., MAXIMUS, Inc. and Vita Food Products, Inc. and also serves on the Advisory Boards of TurtleWax, Inc., Richco, Inc. and Icarz, Inc.

Board Committees

      Our board directs the management of our business and affairs as provided by Delaware law and conduct its business through meetings of the board of directors and three standing committees: the audit committee, executive committee and investment committee. The audit committee consists of Messrs. Ritter, Akerson and

Fujiyama and Ms. Armitage. The board has determined that Messrs. Akerson and Ritter are the audit committee financial experts, but are not independent for purposes of the audit committee. The executive committee consists of Messrs. Squier and Zorich and Ms. Armitage. The investment committee consists of Messrs. Dickson and Akerson and Ms. Armitage. In addition, from time to time, other committees may be established under the direction of the board when necessary to address specific issues.

Code of Ethics

      The Company has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Requests should be made in writing to Rebecca Phipps at United Components, Inc., 14601 Highway 41 North, Evansville, Indiana 47725.

ITEM 11.     EXECUTIVE COMPENSATION.

      The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our Chief Executive Officer and Chief Financial Officer during the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary(1)	Bonus

Bruce M. Zorich
President and Chief Executive Officer	2003	$239,223.74	$141,635.00
Charles T. Dickson
Chief Financial Officer	2003	$99,846.15	$49,423.00
John C. Ritter
Interim Chief Financial Officer	2003	$198,461.51	$100,000.00

(1)	Amounts shown are not necessarily indicative of salaries to be paid on a going-forward basis. Total includes matching funds for 401(k) plan. For a more comprehensive discussion of the named executive officers’ salaries, see “Executive Compensation — Employment Agreements.”

Director Compensation

      On December 9, 2003, the Board of Directors adopted a resolution granting compensation of $50,000 per year to David Squier, our Chairman of the Board of Directors, and $35,000 per year to directors not employed by Carlyle or the Company, John Ritter and Paul Lederer. Directors that are employed either by us or Carlyle are not separately compensated for their service as directors.

Pension Plan

      Our named executive officers are eligible to participate in the Champion Laboratories Inc. Pension Plan offered by us as described below. The following table shows the estimated annual pension benefit under the Champion Laboratories Pension Plan for the specified compensation and years of service.

	Years of Service

Remuneration	5	10	15	20	25	30

$125,000	9,375	18,750	28,125	37,500	46,875	56,250
$150,000	11,250	22,500	33,750	45,000	56,250	67,500
$175,000	13,125	26,250	39,375	52,500	65,625	78,750
$200,000 and over	15,000	30,000	45,000	60,000	75,000	90,000

     Champion Laboratories Pension Plan

      Annual retirement benefits accrue at a rate of 1.5% of the first $200,000 of gross wages for each year of service up to 30 years of service. Benefits are payable as a life annuity for the participant. If elected, joint & survivor and 10 year guaranteed options are available at reduced benefit levels. The full retirement benefit is payable to participants who retire on or after the social security retirement age, and a reduced early retirement benefit is available to participants who retire on or after age 55. No offsets are made for the value of any social security benefits earned.

     Credited Years of Service under Champion Laboratories Pension Plan

      As of December 31, 2003, both Bruce M. Zorich and Charles T. Dickson earned less than one year of credited service under the Champion Laboratories Pension Plan.

Stock Option Plans

      The Amended and Restated Stock Option Plan of UCI Acquisition Holdings, Inc. was adopted and approved in connection with the Acquisition and was amended and restated on November 21, 2003. The plan permits the grant of non-qualified stock options and incentive stock options to purchase shares of common stock of our parent, UCI Acquisition Holdings, Inc. The compensation committee appointed by our parent’s board of directors shall administer the stock option plan and has discretion to establish the specific terms and conditions for each option granted. All options must be evidenced by a written stock option agreement. Our employees, consultants and directors are eligible to receive a grant of options under the stock option plan.

      Our parent’s board of directors granted to Mr. Zorich a non-qualified stock option to purchase 57,778 of the shares of common stock of our parent. The per share exercise price of such option is $100. Our parent’s board of directors granted to Mr. Dickson a non-qualified stock option to purchase 42,000 shares of common stock of our parent. The per share exercise price of such option is $100.

      Both options will generally become vested and exercisable as follows:

•	Approximately 25% of the shares subject to the option are time-vesting which will become vested on or prior to the fifth anniversary of the grant date.

•	Approximately 25% of the shares subject to the option are performance-vesting which will become vested on or prior to the day immediately preceding the eight anniversary of the date of grant, provided the option holder remains continuously employed by us. However, all or a portion of such performance-vesting option may become vested and exercisable over a five-year period following December 31, 2003 if certain performance targets relating to earnings and cash-flow are met.

•	50% of the shares subject to the option are performance-vesting which may become vested and exercisable over a five-year period following December 31, 2003 only if certain performance targets relating to earnings and cash-flow are met and provided that the option holder remains continuously employed by us.

      A portion of the option may accelerate upon the occurrence of certain stated change of control events.

      Shares of common stock purchased or acquired under the Stock Option Plan of UCI Acquisition Holdings Inc. will be subject to restrictions on transfer, repurchase rights, and other limitations as set forth in a related stockholders agreement.

Performance Based Bonus Plan

      We established a performance bonus plan effective January 1, 2004, which shall be administered by the compensation committee of our parent’s board of directors. The bonus plan shall provide our management with an incentive to achieve key business objectives. The plan allows our key officers to achieve performance-based compensation in addition to their annual base salary. Each participating officer shall be eligible to receive a performance bonus for each bonus period based on a stated percentage of the officer’s base salary if certain financial targets are achieved. Solely at our discretion, additional performance-based compensation may be paid to our executives.

Employment Agreements

      Each of Messrs. Zorich and Dickson have entered into an employment agreement with us. The following table sets forth the stated annual base salary, which may be increased by our board of directors, for certain of the named executive officers:

Name	Title	Base Salary

Bruce M. Zorich	Chief Executive Officer, Director	$375,000
Charles T. Dickson	Chief Financial Officer, Director	$300,000

     Bruce M. Zorich

      Mr. Zorich’s agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the terms of the agreement, Mr. Zorich is entitled to a base salary of $375,000 and is eligible to receive an annual bonus under the terms of our annual performance-based bonus plan, pursuant to which the bonus will be tied to EBITDA, with a target bonus level of 60% of base salary and a maximum bonus of 150% of base salary. Mr. Zorich is also entitled to participate in the Stock Option Plan of UCI Acquisition Holdings, Inc. and will be granted options to purchase 57,778 shares of common stock of UCI Acquisition Holdings, Inc. pursuant to the terms of the Stock Option Plan of UCI Acquisition Holdings, Inc. and Mr. Zorich’s Stock Option Agreement. Mr. Zorich is entitled to participate in our employee benefit plans, programs and arrangements currently in effect, and will be entitled to reimbursement for certain relocation expenses if we require him to relocate his place of residence outside of the metropolitan Atlanta area at any time during his employment with us.

      Mr. Zorich’s employment agreement provides that upon termination of his employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of Mr. Zorich’s employment either by us without cause or by Mr. Zorich for good reason, he is entitled to an amount equal to his stated annual base salary for the longer of the remainder of the term of employment or 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period, continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Zorich’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by our compensation committee.

      Mr. Zorich is prohibited from competing with us during the term of his employment and for one year following the termination of his employment or the expiration of his term of employment, whichever is longer. Mr. Zorich’s employment agreement also places restrictions on the dissemination by Mr. Zorich of proprietary information and establishes our exclusive property right in intellectual property directly related to our company which is discovered, invented or originated by Mr. Zorich during his term of employment.

     Charles T. Dickson

      Mr. Dickson’s employment agreement, effective as of September 2, 2003, has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the terms of the agreement, Mr. Dickson is entitled to an annual base salary of $300,000 and is eligible to receive an annual bonus under the terms of our annual performance-based bonus plan, pursuant to which the bonus will be tied to EBITDA, with a target bonus level of $150,000 and a maximum bonus of $450,000. Mr. Dickson is also entitled to participate in the Stock Option Plan of UCI Acquisition Holdings, Inc. and will be granted an option to purchase 42,000 shares of the common stock of

UCI Acquisition Holdings, Inc. pursuant to the terms of the Stock Option Plan of UCI Acquisition Holdings, Inc. and Mr. Dickson’s Stock Option Agreement The option’s exercise price is $100 per share. Mr. Dickson is entitled to participate in our employee benefit plans, programs and arrangements currently in effect.

      Mr. Dickson’s employment agreement provides that upon termination of his employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of Mr. Dickson’s employment either by us without cause or by Mr. Dickson for good reason, he is entitled to an amount equal to his stated annual base salary for 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period, continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Dickson’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by our compensation committee.

      Mr. Dickson is prohibited from competing with us during the term of his employment and for one year following the termination of his employment for cause or without good reason. Mr. Dickson’s employment agreement also places restrictions on the dissemination by Mr. Dickson of proprietary information and establishes our exclusive property right in intellectual property directly related to our company which is discovered, invested or originated by Mr. Dickson during his term of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      All of the issued and outstanding common stock of United Components, Inc. is owned by our parent UCI Acquisition Holdings, Inc. Certain affiliates of Carlyle own approximately 99.3% of our parent’s common stock while the remainder is owned by Bruce M. Zorich, our President and Chief Executive Officer, Charles T. Dickson, our Chief Financial Officer, John C. Ritter, a member of our Board of Directors and other employees of the company.

      The following table sets forth information with respect to the beneficial ownership of the capital stock of United Components as of the date of this Form 10-K by:

•	each person known to own beneficially more than 5% of the capital stock;

•	each of our directors;

•	each of the executive officers named in the summary compensation table; and

•	all of our directors and executive officers as a group.

      The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

      Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the shares of capital stock.

	Beneficial Ownership of
	United Components, Inc.

		Percentage of
	Number of	Outstanding
Name of Beneficial Owner	Shares	Capital Stock

TCG Holdings, L.L.C.(1)	993	99.3%
Bruce M. Zorich(2)	3	*
John C. Ritter	1	*
Charles T. Dickson(3)	2	*
David L. Squier	—	—
Leslie L. Armitage	—	—
Daniel F. Akerson	—	—
Daniel A. Bellissimo	—	—
Ian I. Fujiyama	—	—
Paul R. Lederer	—	—
All executive officers and directors as a group (9 persons)	6	*

*	Denotes less than 1.0% beneficial ownership.

(1)	Carlyle Partners III, L.P., a Delaware limited partnership, and CP III Coinvestment, L.P., a Delaware limited partnership (the “Investment Partnerships”), both of which are affiliates of Carlyle, own approximately 99.3% of the outstanding common stock of UCI Acquisition Holdings, Inc. TC Group, L.L.C. exercises investment discretion and control over the shares held by the Investment Partnerships indirectly through its subsidiary TC Group III, L.P., which is the sole general partner of the Investment Partnerships. TCG Holdings, L.L.C. a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and its address is c/o The Carlyle Group, 1001 Pennsylvania Ave. N.W., Suite 220S, Washington, D.C. 20004.

(2)	Includes 2,500 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Zorich and the right to acquire up to 4,333 additional shares.

(3)	Includes 1,500 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Dickson and the right to acquire up to 3,150 additional shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Carlyle Management Agreement

      In connection with the Acquisition, we entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to us and our subsidiaries. Pursuant to this agreement, we will pay an annual management fee to Carlyle of $2.0 million and annual out-of-pocket expenses, and we may pay Carlyle additional fees associated with financial advisory and other future transactions. Carlyle also received a one-time transaction fee of $10.0 million upon consummation of the Acquisition. The agreement also provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than ten percent of our equity interests, or when we and Carlyle mutually agree to terminate the agreement.

Employment Agreements

      In connection with the Acquisition, we entered into employment agreements with certain of our named executive officers as described in “Executive Compensation — Employment Agreements.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The Company was established and incorporated on April 16, 2003, and, therefore, had no services from a principal accountant before 2003. Fees paid to Grant Thornton LLP in 2003 were:

Audit Fees — Audit fees billed in 2003 were $913,398.

Audit-Related Fees — The Company had no audit-related fees or services.

Tax Fees — In 2003, billings for tax services were $129,212. The services were a Mexican transfer pricing study, tax research for our Mexican subsidiary, and assistance in applying for Illinois and Indiana business incentive programs.

All Other Fees — The Company had no other fees or services.

      Our policy is to require our Audit Committee to pre-approve audit services. In March 2004, the Company established a policy that also requires Audit Committee pre-approval for all audit-related, tax, and other services. Previously, senior management was authorized to approve such services provided that the services were brought to the attention of the Audit Committee and were approved by the Audit Committee prior to the completion of the audit. Management monitors all services provided by our principal accountants and reports periodically to our Audit Committee on these matters.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1) Financial Statements.

      The Company’s consolidated financial statements included in Item 8 hereof are for the period after the June 20, 2003 Acquisition through December 31, 2003. The Predecessor’s combined financial statements are for the period from January 1, 2003 through June 20, 2003, and for the Years Ended December 31, 2002 and 2001. Such financial statements consist of the following:

Balance Sheets
Income Statements
Statement of Changes in Stockholder’s Equity
Statements of Cash Flows
Notes to Financial Statements

      (a)(2) Financial Statement Schedules.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Board of Directors and Shareholders of United Components, Inc. and subsidiaries:

      In connection with our audit on the consolidated financial statements of United Components, Inc. and subsidiaries (the “Company”) referred to in our report dated February 27, 2003, which is included in Part II on Form 10-K, we have also audited Schedule II for the period June 21, 2003 through December 31, 2003 and of the vehicle parts businesses of UIS Industries, Inc. (the “Predecessor Company”) for the period from January 1, 2003 through June 20, 2003 and for each of the years ended December 31, 2002 and 2001. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

February 27, 2003

New York, New York

Schedule II — Valuation and Qualifying Accounts and Reserves

(in thousands)

	Balance at	Charged to	Charged
	beginning	costs and	to other		Balance at
Description	of period	expenses	accounts	Deductions	end of Period

Year ended December 31, 2001
Allowance for doubtful accounts	3,824	1,637	343	(2,590)	3,214
Allowance for excess and obsolete inventory	12,920	4,355	0	(4,482)	12,793

Year ended December 31, 2002
Allowance for doubtful accounts	3,214	1,584	74	(734)	4,138
Allowance for excess and obsolete inventory	12,793	3,730	0	(2,094)	14,429

Year ended December 31, 2003
Allowance for doubtful accounts	4,138	1,377	88	(1,268)	4,335
Allowance for excess and obsolete inventory	14,429	13,174	0	(3,863)	23,740

      (a)(3) Exhibits

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

*2	.1	Purchase Agreement dated as of April 25, 2003, by and among UIS Industries, Inc., UIS, Inc., and United Aftermarket, Inc. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit 2.1 to the Commission upon request.
*3	.1	Amended and Restated Certificate of Incorporation of United Components, Inc., filed April 29, 2003.
*3	.2	Certificate of Formation of Airtex Products, LLC, filed May 22, 2003.
*3	.3	Amended and Restated Certificate of Incorporation of Champion Laboratories, Inc., filed December 23, 1993.
*3	.4	Certificate of Incorporation of UCI-Airtex Holdings, Inc., filed May 23, 2003.
*3	.5	Certificate of Formation of UCI Investments, L.L.C., filed May 15, 2003.
*3	.6	Articles of Incorporation of Mid-South Mfg., Inc., filed September 28, 1970.
*3	.7	Articles of Incorporation of Airtex Mfg., Inc., filed June 20, 1960, formerly Airtex Products, Inc.
*3	.8	Amended and Restated Articles of Incorporation of Chefford Master Manufacturing Co., filed September 25, 1952.
*3	.9	Articles of Incorporation of Pee Cee Manufacturing Co., Inc., filed September 7, 1935.
*3	.10	Articles of Incorporation of Fuel Filter Technologies, Inc., filed October 19, 1992.
*3	.11	Articles of Incorporation of Pioneer, Inc., filed December 22, 1992.
*3	.12	Certificate of Incorporation of Neapco Inc., filed December 21, 1977.
*3	.13	Articles of Incorporation of Wells Manufacturing Corp., filed June 9, 1969.
*3	.14	Bylaws of United Components, Inc.
*3	.15	Limited Liability Company Agreement of Airtex Products, LLC.
*3	.16	Bylaws of Champion Laboratories, Inc.
*3	.17	Bylaws of UCI-Airtex Holdings, Inc.
*3	.18	Limited Liability Company Agreement of UCI Investments, L.L.C.
*3	.19	Amended and Restated Bylaws of Mid-South Mfg., Inc.
*3	.20	Amended and Restated Bylaws of Airtex Mfg., Inc., formerly Airtex Products, Inc.
*3	.21	Amended and Restated Bylaws of Chefford Master Manufacturing Co.
*3	.22	Amended and Restated Bylaws of Pee Cee Manufacturing Co., Inc.
*3	.23	Bylaws of Fuel Filter Technologies, Inc.
*3	.24	Bylaws of Pioneer, Inc.
*3	.25	Bylaws of Neapco Inc.
*3	.26	Bylaws of Wells Manufacturing Corp.
*4	.1	Senior Subordinated Note Indenture with respect to the 9 3/8% Senior Subordinated Notes due 2013, between United Components, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto,dated as of June 20, 2003.
*4	.2	Form of 9 3/8% Senior Subordinated Notes due 2013 (included in exhibit 4.1).
*4	.3	Registration Rights Agreement among United Components, Inc., each of the Subsidiary Guarantors listed on Schedule A thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated and Credit Lyonnais Securities (USA) Inc. dated as of June 20, 2003.
*4	.4	Purchase Agreement between United Components, Inc. and the initial purchasers named in Schedule I thereto, dated June 6, 2003.

Exhibit
No.		Description of Exhibit

*10	.1	Credit Agreement, dated as of June 20, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit to the Commission upon request.
*10	.2	Guarantee and Collateral Agreement, dated as of June 20, 2003, among UCI Acquisition Holdings, Inc., United Components, Inc. and certain subsidiaries of United Components, Inc., for the benefit of Lehman Commercial Paper, Inc., as administrative agent.
*10	.3	Management Agreement among United Components, Inc. and TC Group, L.L.C. dated June 20, 2003.
*10	.4	Employment Agreement Term Sheet between United Components, Inc. and John Ritter effective as of April 25, 2003, as amended.
*10	.5	Employment Agreement between United Aftermarket, Inc. and Bruce Zorich dated as of April 18, 2003, as amended.
*10	.6	Stock Option Plan of UCI Acquisition Holdings, Inc.
*10	.7	Fourth Amended and Restated Champion Laboratories Pension Plan, effective as of January 1, 1997.
**10	.8	Employment Agreement among United Components, Inc., Champion Laboratories, Inc. and Charlie Dickson, effective as of September 2, 2003.
10.9		First Amendment to Credit Agreement dated as of December 22, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit to the Commission upon request.
10.10		Amended and Restated Stock Option Plan of UCI Acquisition Holdings, Inc., effective as of November 21, 2003.
10.11		UCI Annual Incentive Compensation Plan.
*21	.1	List of Subsidiaries.

*	As filed with United Components, Inc.’s Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003.

**	As filed with United Components, Inc.’s Amendment No. 1 on Form S-4 (No. 333-107219) filed October 7, 2003.

      (b) Reports on Form 8-K

      The Company filed a current report on Form 8-K dated November 10, 2003 with respect to announcing financial results for the third quarter ended September 30, 2003 (Item 5).

      The Company filed a current report on Form 8-K dated November 11, 2003 with respect to announcing financial results for the third quarter ended September 30, 2003 (Item 12).

      (c) Exhibits

Exhibit 10.9		First Amendment to Credit Agreement dated as of December 22, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc as administrative agent. The Registrants agree to furnish supplementally a copy of the schedules omitted from this Exhibit to the Commission upon request.
Exhibit 10.10		Amended and Restated Stock Option Plan of UCI Acquisition Holdings, Inc., effective as of November 21, 2003.
Exhibit 10.11		UCI Annual Incentive Compensation Plan.
Exhibit 31.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32	.1*	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

By:	/s/ CHARLES T. DICKSON

Name: Charles T. Dickson
Title: Chief Financial Officer

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE M. ZORICH Bruce M. Zorich	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ CHARLES T. DICKSON Charles T. Dickson	Chief Financial Officer (Principal Financial Officer)	March 30, 2004

/s/ GEORGE T. MILANO George T. Milano	Controller	March 30, 2004

/s/ DAVID L. SQUIER David L. Squier	Chairman	March 30, 2004

/s/ LESLIE L. ARMITAGE Leslie L. Armitage	Director	March 30, 2004

/s/ DANIEL F. AKERSON Daniel F. Akerson	Director	March 30, 2004

/s/ IAN I. FUJIYAMA Ian I. Fujiyama	Director	March 30, 2004

/s/ JOHN C. RITTER John C. Ritter	Director	March 30, 2004

/s/ DANIEL A. BELLISSIMO Daniel A. Bellissimo	Director	March 30, 2004

/s/ PAUL R. LEDERER Paul R. Lederer	Director	March 30, 2004