Form 10-Q
period 2004-03-31
UNITED COMPONENTS INC
filed 2004-05-13
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-107219

UNITED COMPONENTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)	04-3759857 (I.R.S. Employer Identification No.)

14601 Highway 41 North
Evansville, Indiana	47725
(Address of Principal Executive Offices)	(Zip Code)

(812) 867-4156
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

     Yes ☐ No ☒

     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of May 13, 2004.

Index

United Components, Inc.

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed balance sheets—March 31, 2004 and December 31, 2003
Condensed income statements—Three months ended March 31, 2004 and 2003
Condensed statements of cash flows—Three months ended March 31, 2004 and 2003
Statement of changes in shareholder’s equity—December 31, 2003 and March 31, 2004
Notes to condensed financial statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Qualitative and Quantitative Information About Market Risk
Item 4.	Controls and Procedures
Part II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Exhibits

FORWARD-LOOKING STATEMENTS

In this periodic report on Form 10-Q, United Components. Inc. (“UCI”) makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

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

Although UCI believes the expectations reflected in its forward-looking statements are based upon reasonable assumptions, UCI can give no assurance that UCI will attain these expectations or that any deviations will not be material. Because of these factors, UCI cautions that investors should not place undue reliance on any of these forward-looking statements.

Except as otherwise required by the federal securities laws, UCI disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this periodic report on Form 10-Q to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

United Components, Inc. (“UCI”)

Condensed Balance Sheets
(in thousands)

	UCI	UCI
	Consolidated	Consolidated
	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,248	$46,130
Accounts receivable, net	242,379	230,345
Inventories	173,203	168,797
Deferred tax	15,411	17,756
Other current assets	9,415	10,877

Total current assets	471,656	473,905
Property, plant and equipment, net	220,869	219,973
Goodwill	163,823	163,823
Other intangible assets, net	75,273	77,124
Deferred financing costs	9,148	10,146
Deferred tax	12,790	13,609
Pension and other assets	10,316	11,359

Total assets	$963,875	$969,939

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$95,466	$74,652
Notes payable	817	752
Current maturities of long-term debt	186	1,034
Accrued expenses and other current liabilities	69,887	66,729

Total current liabilities	166,356	143,167
Long-term debt, less current maturities	481,398	520,472
Pension and other postretirement liabilities	51,306	50,038
Other liabilities	2,772	2,172
Contingencies – Note J

Total liabilities	701,832	715,849
Shareholder’s equity
Common stock	—	—
Additional paid in capital	261,357	261,385
Retained deficit	(1,220)	(8,755)
Accumulated other comprehensive income	1,906	1,460

Total shareholder’s equity	262,043	254,090

Total liabilities and shareholder’s equity	$963,875	$969,939

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Income Statements (unaudited)
(in thousands)

	UCI	Predecessor
	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Net sales	$256,811	$236,325
Cost of sales	201,264	187,274

Gross profit	55,547	49,051

Operating expenses
Selling and warehousing	19,045	18,110
General and administrative	12,072	8,263
Amortization of intangible assets	1,851	30

Operating income	22,579	22,648

Other income (expense)
Interest income	65	995
Interest expense	(9,631)	(237)
Management fee expense	(500)	(15)
Miscellaneous, net	85	(153)

Income before income taxes	12,598	23,238
Income tax expense	5,063	965

Net income	$7,535	$22,273

Pro forma (unaudited), adjusted solely for change in income tax filing status (Note C):
Historical income before provision for income taxes	$12,598	$23,238
Income tax expense	5,063	8,736

Pro forma net income	$7,535	$14,502

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Statements of Cash Flow (unaudited)
(in thousands)

	UCI	Predecessor
	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income (loss)	$7,535	$22,273
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,082	6,687
Amortization of intangible assets	1,851	30
Amortization of deferred financing fees and debt issuance costs	1,156	—
Loss on sale of assets, net	—	151
Changes in operating assets and liabilities
Accounts receivable	(12,034)	(10,554)
Inventories	(4,406)	(4,373)
Other current assets	3,807	(2,237)
Accounts payable	20,814	5,706
Accrued expenses and other current liabilities	3,758	1,064
Other assets	1,022	(237)
Other liabilities	1,268	(800)

Net cash provided by operating activities	33,853	17,710

Cash flows from investing activities:
Capital expenditures	(8,931)	(6,522)
Proceeds from sale of assets	129	125

Net cash used in investing activities	(8,802)	(6,397)

Cash flows from financing activities:
Debt (repayments) borrowings	(40,015)	587
Dividends and transfers to UIS, Inc., net	—	(9,195)
Other	(28)	—

Net cash used in financing activities	(40,043)	(8,608)

Effect of exchange rate changes on cash	110	(149)

Net increase (decrease) in cash and cash equivalents	(14,882)	2,556
Cash and cash equivalents at beginning of period	46,130	28,354

Cash and cash equivalents at end of period	$31,248	$30,910

The accompanying notes are an integral part of these statements

United Components, Inc.

Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

						Accumulated
			Additional	Retained		Other	Total
	Preferred	Common	Paid-In	Earnings	Division	Comprehensive	Shareholder’s	Comprehensive
	Stock	Stock	Capital	(Deficit)	Equity	Income (loss)	Equity	Income (loss)
Predecessor combined balance at January 1, 2003	$13	$4,289	$44,940	$467,376	$67,929	$(16,512)	$568,035
Dividends paid				(17,913)			(17,913)
Liability to UIS contributed to capital			20,271				20,271
Transfers with UIS, Inc., net				(56,630)	(10,120)		(66,750)
Comprehensive income
Net earnings				6,650	15,132		21,782	$21,782
Other comprehensive income
Foreign currency adjustment						4,125	4,125	4,125

Total comprehensive income								$25,907

Predecessor combined balance at June 20, 2003	$13	$4,289	$65,211	$399,483	$72,941	$(12,387)	$529,550

UCI consolidated balance at June 20, 2003	$—	$—	$260,000	$—	$—	$—	$260,000
Additions to paid-in capital			1,385				1,385
Comprehensive income
Net earnings (loss)				(8,755)			(8,755)	$(8,755)
Other comprehensive income (loss)
Interest rate swaps						(114)	(114)	(114)
Foreign currency adjustment						1,574	1,574	1,574

Total comprehensive income (loss)								$(7,295)

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090
Partial return of additions to paid-in capital			(28)				(28)
Comprehensive income
Net earnings				7,535			7,535	$7,535
Other comprehensive income (loss)
Interest rate swaps						(340)	(340)	(340)
Foreign currency adjustment						786	786	786

Total comprehensive income								$7,981

UCI consolidated balance at March 31, 2004	$—	$—	$261,357	$(1,220)	$—	$1,906	$262,043

The accompanying notes are an integral part of these statements.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION

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

On June 20, 2003, United Components, Inc. (“UCI”) purchased, from UIS, Inc. and UIS Industries, Inc. (together “UIS”), the vehicle parts business of UIS, consisting of all of the issued and outstanding common stock or other equity interests in Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which is the owner of 100% of the capital stock of Flexible Lamps, Ltd. and Airtex Products Ltd.), Mid-South Mfg., Inc., Airtex Products S.A., Airtex Products, Inc. (currently, Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S.A. de C.V., Automotive Accessory Co. Ltd. and Airtex Products, LLC, a limited liability company that owns the assets of the Airtex Products business of UIS, Inc. (See Note B.)

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

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The December 31, 2003 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The financial statements at March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of the Company, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Such adjustments include normal recurring adjustments and, in the case of the balance sheets and the income statement for the 2004 period, include the effects of the preliminary allocation of the Acquisition purchase price. The purchase price has been allocated based on preliminary estimates of the fair value of the assets acquired and the liabilities assumed. Purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. (See Note B.) All significant intercompany accounts and transactions have been eliminated.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions include estimates of the collectibility of accounts receivable and the realizability of inventory, goodwill and other intangible assets, cost accruals, insurance reserves, income taxes and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates. In addition to estimates that are typically reflected in financial statements, the balance sheets and the income statement for the period include the effects of the preliminary allocation of the Acquisition purchase price. The purchase price has been allocated based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. Purchase price allocations are subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. (See Note B.)

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The income statement for the 2003 period has been reclassified to conform to the 2004 presentation.

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

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

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

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Current assets	$487
Property, plant and equipment	220
Goodwill	164
Other intangible assets	80
Deferred taxes	18
Other long term assets	15

Total assets acquired	984

Current liabilities	100
Long-term debt, excluding borrowings to fund the Acquisition purchase price and related transaction fees	12
Pension and other postretirement liabilities	39
Other long-term liabilities	7

Total liabilities assumed	158

Net assets acquired	$826

Of the $80 million of acquired intangible assets, approximately $40 million was assigned to trademarks that are not subject to amortization. $32 million was assigned to customer relationships and $8 was assigned to technologies. The preliminary estimated useful lives of the customer relationships and technologies are 5- 15 years. For the three months ended March 31, 2004, amortization expense was $1.9 million. Accumulated amortization at March 31, 2004 was $5.1 million.

The $164 million of goodwill resulting from the transaction and all the written-up values of the other assets are expected to be deductible for income tax purposes.

Below are unaudited pro forma data for the three months ended March 31, 2003, after giving effect to the Acquisition as if it had occurred on January 1, 2003. The pro forma adjustments give effect to (i) the preliminary allocation of the June 20, 2003 Acquisition purchase price, (ii) the Company’s capital structure after the effect of the Acquisition, (iii) the new Carlyle management fee (see Note I), and (iv) income tax expense based on a C corporation filing status. As more fully explained above, the allocation of the Acquisition purchase price is preliminary. Finalization of the allocation of the Acquisition purchase price could result in material changes to the pro forma information presented below. The pro forma earnings data does not purport to represent what the results of operations would have been if the Acquisition had occurred as of the dates indicated above, or what the results will be in future periods.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

Pro Forma Data
Three Months
Ended,
March 31, 2003
Net sales	$236,325
Operating income	(5,009)
Net income (loss)	(12,459)

NOTE C — INCOME TAXES

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

NOTE D — INVENTORIES

The components of inventory consist of the following (in thousands):

	March 31,	Dec. 31,
	2004	2003
Raw Material	$29,580	$29,305
Work in process	50,348	47,056
Finished products	116,953	116,176
Valuation reserves	(23,678)	(23,740)

	$173,203	$168,797

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventories are reduced by an allowance for excess and obsolete inventories, based on the Company’s review of on-hand inventories. The expense of inventory write-downs is included in cost of sales.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE E — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Salaries and wages	$4,020	$2,464
Bonuses	2,213	5,712
Vacation pay	5,922	5,252
Pension and other postretirement liabilities	2,937	3,174
Profit sharing	554	1,546
Product returns	14,349	13,999
Customer’s rebates and discounts	5,374	4,902
Other credits due customers	2,461	4,518
Insurance	6,720	804
Interest	6,418	1,882
Final payment of Acquisition purchase price	—	8,000
Other	18,919	14,476

	$69,887	$66,729

NOTE F — GEOGRAPHIC INFORMATION

The Company had the following sales by country (in thousands):

	UCI	Predecessor
	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
United States	$209,134	$198,394
Canada	9,187	7,614
United Kingdom	10,235	9,407
Mexico	7,217	5,154
Germany	3,690	3,463
Spain	1,213	179
Belgium	1,994	1,662
France	3,024	2,182
Other	11,117	8,270

	$256,811	$236,325

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

Net long-lived assets by country are presented below (in thousands):

	March 31,	December 31,
	2004	2003
United States	$141,940	$140,003
United Kingdom	33,094	32,207
Mexico	9,700	9,528
Spain	3,266	3,362
Canada	553	301
Preliminary allocation of acquisition purchase price, not yet allocated to operating entities (see note B)	303,666	310,633

	$492,219	$496,034

NOTE G — STOCK OPTION

The Company uses the “disclosure only” provision of SFAS 123. Accordingly, stock options are accounted for by the “intrinsic value method” of APB Opinion No. 25. Below is a reconciliation to the pro forma after tax effect of compensation expense for the stock options had such expense been determined in accordance with the “fair value method” prescribed by SFAS No. 123 (in thousands):

Three Months
Ended
March 31, 2004
Net income as reported	$7,535
Stock option cost included in net income as reported, net of tax	0
Stock option cost that would have been reported using the “fair value method”, net of tax	(520)

Pro forma net income had the “fair value method” been used	$7,015

NOTE H —PENSION

The following are the components of net periodic pension expense (in thousands):

	UCI	Predecessor
	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Service cost	$2,035	$2,033
Interest cost	2,947	2,684
Expected return on plan assets	(3,395)	(3,537)
Amortization of transition asset	—	(47)
Amortization of prior services cost	—	143
Amortization of unrecognized gain	—	(49)

	$1,587	$1,227

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE I — RELATED PARTY TRANSACTIONS

UIS maintained workers’compensation, general liability, product liability and comprehensive automobile insurance for all of its subsidiaries, including the Predecessor Company. UIS allocated premium expense to each subsidiary based on rates charged by the insurance carrier and predicated and adjusted on estimated losses. UIS is liable for the settlement of all claims on these policies. As of the Acquisition date, the Company is no longer covered by UIS.

UIS management fee expense charged to the Predecessor Company was $15,000 for the three months ended March 31, 2003. Occasionally, UIS extended financing to the Predecessor Company. Interest charges to the Predecessor Company on debt to UIS were $74,000 for the three months ended March 31, 2003. These charges are recorded as interest expense. In addition, the Predecessor Company extended financing to UIS. Interest income from UIS was $754,000 for the three months ended March 31, 2003. This income is recorded as interest income.

The Company has employment agreements with certain of its executive officers providing for annual compensation amounting to approximately $0.7 million per annum plus bonuses (as defined in the employment agreements) and severance pay under certain circumstances (as defined in the employment agreements).

In connection with the Acquisition, the Company entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to the Company and its subsidiaries. Pursuant to this agreement, the Company will pay an annual management fee to Carlyle of $2 million and out-of-pocket expenses, and the Company may pay Carlyle additional fees associated with financial advisory and other future transactions. Carlyle also received a one-time transaction fee of $10 million upon consummation of the Acquisition. The agreement also provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than 10% of the Company’s equity interest or when the company and Carlyle mutually agree to terminate the agreement.

NOTE J — CONTINGENCIES

Environmental

The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has been identified as a potential responsible party for contamination at several sites. As a result, the Company has accrued liabilities for certain environmental testing and remediation activities included in the “accrued expenses and other current liabilities” line and the “other liabilities” line on the balance sheet. While there is inherent uncertainty in such matters, in management’s opinion, the amounts accrued are appropriate based on the facts and circumstances that are currently known. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position of the Company.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

Litigation

The Company is subject to various other contingencies, including routine legal proceedings and claims arising out of its business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, the Company believes that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on its business, financial condition and results of operations.

NOTE K – PRODUCT RETURNS LIABILITY

The product returns liability is included in accrued and other current liabilities. It includes accruals for parts returned due to manufacturing defect and for certain parts returned because of customer excess quantities. The changes in the Company’s product returns liability are as follows (in thousands):

	UCI	Predecessor
	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Liability, beginning of period	$13,999	$2,356
Loss on parts returned	(9,541)	(8,684)
Additional loss provision	9,891	8,874

Liability, end of period	$14,349	$2,546

NOTE L — NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans were required to be made in our financial statements for the year ended December 31, 2003. The Company has adopted this pronouncement as of December 31, 2003 for all of its U.S. plans. Annual disclosures relating to its non-U.S. plans will be adopted for the year ending December 31, 2004. Interim disclosures relating to its non-U.S. plans will be adopted for the year ending December 31, 2005.

In March 2004, the FASB’s Emerging Issues Task Force concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides guidance regarding the determination of when an impairment of debt and marketable equity securities and investments, which are accounted for under the cost method, should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities, which are classified as available-for-sale or held-to-maturity, and which are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003 and had no effect on the Company’s financial statements. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material affect on the Company’s financial statements.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE M — OTHER INFORMATION

Cash payments for interest and income taxes (net of refunds) (in thousands):

	UCI	Predecessor
	Consolidated	Combined
	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Interest	$3,935	$5
Income taxes	1,899	72

On March 1, 2004, the Company made a voluntary prepayment of $40 million of outstanding senior credit facility term loan borrowings.

At March 31, 2004, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

NOTE N — GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Balance Sheet
March 31, 2004
(in thousands)

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor
Assets
Current assets
Cash and cash equivalents	$31,248	$		$22,029	$(1,575)	$10,794
Accounts receivable, net	242,379				218,665	23,714
Inventories	173,203				157,271	15,932
Deferred tax	15,411			42,254	(27,827)	984
Other current assets	9,415			(1,290)	4,730	5,975

Total current assets	471,656			62,993	351,264	57,399
Property, plant and equipment, net	220,869			52,645	126,968	41,256
Due from parent	—		(175,585)		172,611	2,974
Investment in subsidiaries			(583,365)	570,591	12,774
Goodwill	163,823			163,823
Other intangible assets, net	75,273			74,723	550
Deferred financing costs	9,148			9,148
Deferred tax	12,790			12,790
Pension and other assets	10,316			(3,889)	13,006	1,199

Total assets	$963,875		$(758,950)	$942,824	$677,173	$102,828

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$95,466	$		$65	$80,596	$14,805
Notes payable	817					817
Current maturities of long-term debt	186					186
Accrued expenses and other current liabilities	69,887			9,541	53,042	7,304

Total current liabilities	166,356			9,606	133,638	23,112
Long-term debt, less current maturities	481,398			481,167		231
Pension and other postretirement liabilities	51,306			31,853	19,453
Deferred tax	—			(2,575)		2,575
Other liabilities	2,772				2,772
Intercompany payables			(175,585)	160,730	3,039	11,816
Shareholder’s equity
Common stock	—
Additional paid-in capital	261,357		(529,661)	261,357	468,764	60,897
Retained (deficit) earnings	(1,220)		(51,605)	(1,220)	49,403	2,202
Accumulated comprehensive income (loss)	1,906		(2,099)	1,906	104	1,995

Total shareholder’s equity	262,043		(583,365)	262,043	518,271	65,094

Total liabilities and shareholder’s equity	$963,875		$(758,950)	$942,824	$677,173	$102,828

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Consolidating Condensed Balance Sheet
December 31, 2003
(in thousands)

	UCI						Non-
	Consolidated	Eliminations		UCI		Guarantor	Guarantor
Assets
Current assets
Cash and cash equivalents	$46,130	$			$33,164	$4,448	$8,518
Accounts receivable, net	230,345					208,762	21,583
Inventories	168,797				471	152,506	15,820
Deferred tax	17,756				36,010	(19,472)	1,218
Other current assets	10,877				(336)	5,275	5,938

Total current assets	473,905				69,309	351,519	53,077
Property, plant and equipment, net	219,973				54,055	124,977	40,941
Intercompany receivables	—		(124,033)			124,033
Investment in subsidiaries	—		(566,026)		553,055	12,971
Goodwill	163,823				163,823
Other intangible assets, net	77,124				76,574	550
Deferred financing costs	10,146				10,146
Deferred tax	13,609				13,609
Pension and other assets	11,359				(4,301)	14,380	1,280

Total assets	$969,939		$(690,059)		$936,270	$628,430	$95,298

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$74,652	$		$		$63,456	$11,196
Notes payable	752						752
Current maturities of long-term debt	1,034				750		284
Accrued expenses and other current liabilities	66,729				19,072	41,895	5,762

Total current liabilities	143,167				19,822	105,351	17,994
Long-term debt, less current maturities	520,472				520,258		214
Pension and other post retirement liabilities	50,038				31,965	18,073
Deferred tax	—				(4,050)	699	3,351
Other liabilities	2,172					2,172
Intercompany payables	—		(124,033)		114,185		9,848
Shareholder’s equity
Common stock	—
Additional paid-in capital	261,385		(529,661)		261,385	468,764	60,897
Retained (deficit) earnings	(8,755)		(34,927)		(8,755)	33,507	1,420
Accumulated other comprehensive income (loss)	1,460		(1,438)		1,460	(136)	1,574

Total shareholder’s equity	254,090		(566,026)		254,090	502,135	63,891

Total liabilities and shareholder’s equity	$969,939		$(690,059)		$936,270	$628,430	$95,298

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Consolidating Condensed Income Statement
Three Months Ended March 31, 2004 (Unaudited)
(in thousands)

	UCI
	Consolidated	Eliminations	UCI	Guarantor	Non-Guarantor
Net sales	$256,811	$(4,023)	$—	$227,542	$33,292
Cost of sales	201,264	(4,023)	1,971	177,091	26,225

Gross profit	55,547		(1,971)	50,451	7,067
Operating expenses
Selling and warehousing	19,045			17,170	1,875
General and administrative	12,072		2,591	6,603	2,878
Amortization of intangibles	1,851		1,851

Operating income (loss)	22,579		(6,413)	26,678	2,314
Other income (expense)
Interest income	65	(78)	5	113	25
Interest expense	(9,631)	78	(9,618)	(17)	(74)
Management fee expense	(500)		(500)
Miscellaneous, net	85		—	1	84

Income (loss) before income taxes	12,598		(16,526)	26,775	2,349
Income tax expense (benefit)	5,063		(6,293)	10,442	914

Increase before equity in earnings of subsidiaries	7,535		(10,233)	16,333	1,435
Equity in earnings of subsidiaries		(17,331)	17,768	(437)

Net income (loss)	$7,535	$(17,331)	$7,535	$15,896	$1,435

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Income Statement
Three Months Ended March 31, 2003 (unaudited)
(in thousands)

	Predecessor					Non-
	Combined	Eliminations		UCI	Guarantor	Guarantor
Net sales	$236,325		$(3,911)	$	$208,316	$31,920
Cost of sales	187,274		(3,911)		167,426	23,759

Gross profit	49,051				40,890	8,161
Operating expenses
Selling and warehousing	18,110				16,094	2,016
General and administrative	8,263				4,239	4,024
Amortization of intangible assets	30				30

Operating income	22,648				20,527	2,121

Other income (expense)
Interest income	995				824	171
Interest expense	(237)				(10)	(227)
Management fee expense	(15)				3	(18)
Miscellaneous, net	(153)				(141)	(12)

Income before income taxes	23,238				21,203	2,035
Income tax expense	965				233	732

Net income	$22,273	$		$	$20,970	$1,303

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Consolidating Condensed Statement of Cash Flows
Three months ended March 31, 2004 (unaudited)
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor
Net cash provided by operating activities	$33,853	$	$28,893	$1,655	$3,305

Cash flows from investing activities:
Acquisition and related fees	—				—
Capital expenditures	(8,931)			(7,694)	(1,237)
Proceeds from sale of assets	129			16	113

Net cash used in investing activities	(8,802)			(7,678)	(1,124)

Cash flows from financing activities:
Debt repayments	(40,015)		(40,000)		(15)
Other	(28)		(28)

Net cash used in financing activities	(40,043)		(40,028)		(15)

Effect of exchange rate changes on cash	110				110

Net increase (decrease) in cash and cash equivalents	(14,882)		(11,135)	(6,023)	2,276
Cash and cash equivalents at beginning of period	46,130		33,164	4,448	8,518

Cash and cash equivalents at end of period	$31,248	$	$22,029	$(1,575)	$10,794

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Statement of Cash Flows
Three months ended March 31, 2003 (unaudited)
(in thousands)

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor
Net cash provided by operating activities	$17,710	$	$	$16,344	$1,366

Cash flows from investing activities:
Capital expenditures	(6,522)			(5,443)	(1,079)
Proceeds from sale of assets	125			14	111

Net cash used in investing activities	(6,397)			(5,429)	(968)

Cash flows from financing activities:
Debt borrowings	587			1	586
Dividends and transfers to UIS, Inc., net	(9,195)			(9,542)	347

Net cash (used in) provided by financing activities	(8,608)			(9,541)	933

Effect of exchange rate changes on cash	(149)				(149)

Net increase in cash and cash equivalents	2,556			1,374	1,182
Cash and cash equivalents at beginning of period	28,354			7,237	21,117

Cash and cash equivalents at end of period	$30,910	$	$	$8,611	$22,299

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 80% of our net sales in 2003 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an annual rate of approximately 4.1% from 1997 to 2003. We believe it will continue to grow, at least in the near term. We believe we are well positioned to participate in that growth.

We believe we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of approximately 60,000 part numbers. We believe our breadth of product offering is a key competitive advantage. This product breadth along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service makes us a leader in our industry. We have established a network of manufacturing facilities, distribution centers and offices located in the United States, Europe, Mexico and China, with a global work force of approximately 6,700 employees as of March 31, 2004.

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

Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor including fringe benefits, supplies, utilities, freight, depreciation, insurance, pension and postretirement benefits, information technology costs and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell. The two largest components of our cost of sales are steel and labor.

In 2004, demand for steel is high and is resulting in supplier-imposed surcharges for this raw material. While we believe that we will be able to obtain sufficient quantities to satisfy our needs, we believe we will be required to pay significantly higher prices for the material. Our intent is to increase prices to reflect this increased cost. Our ability to do so is uncertain at this time.

Selling and Warehousing Expenses. Selling and warehousing expenses primarily include sales and marketing, warehousing and distribution costs. Our major cost elements include salaries and wages, pension and fringe benefits, depreciation, advertising and information technology costs.

Management intends to increase promotional spending to selectively expand the Company’s customer base and products. Management also intends to leverage the fixed portion of sales and warehousing as sales increase. In the long run, management thinks that sales and warehousing expense as a percentage of sales is a key measure and is working to reduce this percentage.

General and Administrative Expenses. General and administrative expenses primarily include executive, accounting and legal personnel salaries and fringe benefits, professional fees, pension benefits, insurance, provision for doubtful accounts and rent.

Preliminary allocation of Acquisition purchase price. As explained in Note B to the financial statements presented elsewhere in this Form 10-Q, the allocation of the Acquisition purchase price is preliminary and is subject to change until all pertinent information regarding the Acquisition and the assets and liabilities of the Company are obtained and fully evaluated. Finalization of the allocation of the Acquisition purchase price could result in material changes to the balance sheet presented elsewhere in this report.

Cash Generation. Net cash from operating activities was $33.9 million. Capital expenditures were $8.9 million. The net cash generated from these operating activities was $25 million.

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

We believe the following accounting policies are the most critical to us, because they are important to our financial statements, and they require our most complex judgments in the preparation of the financial statements.

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

We adopted SFAS 142 in 2002. In accordance with SFAS 142, we stopped amortizing goodwill on January 1, 2002. In lieu of amortization, we perform impairment analysis of our goodwill. Based on this analysis in the fourth quarters of 2003 and 2002, we have concluded that there has not been an impairment. If we determine that goodwill has been impaired, we will record the impairment as a charge against income. Estimates of future discounted cash flows used in the impairment test are based on current operating projections, which are by their nature subjective.

Retirement benefits. Pension obligations are actuarially determined and are affected by assumptions including discount rate, life expectancy, annual compensation increases and the expected rate of return on plan assets. Changes in the discount rate, and differences from actual results for each assumption, will affect the amount of pension expense we recognize in future periods.

Postretirement health obligations are actuarially determined and are based on assumptions including discount rate, life expectancy and health care cost trends. Changes in the discount rate, and differences from actual results for each assumption, will affect the amount of expense we recognize in future periods. A one percent increase or decrease in the assumed health care cost trends would result in an approximate $40,000 annual increase or decrease in annual postretirement health costs.

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

As of the June 20, 2003 Acquisition, the Company is no longer covered by the UIS master insurance policies. As of that date, the Company has purchased insurance, which does not include retrospective rating adjustments but does include high deductibles for which the Company is responsible. Consequently, the Company is subject to the same substantial uncertainties as those described in the preceding paragraph. Unpaid estimated losses, for which the Company is responsible, are recorded in accrued expenses in the March 31, 2004 and December 31, 2003 balance sheets.

Environmental Expenditures. Our aggregate expenditures (both capital and operating) for compliance with laws and regulations related to the protection of the environment were approximately $1.0 million in 2003, $0.8 million in 2002 and $0.7 million in 2001. The majority of our environmental expenditures relate to the proper disposal of environmentally sensitive waste. Management does not expect this disposal cost to change significantly in the near term, other than for volume fluctuations. Also, management does not expect capital spending on environmental matters to increase materially over the near term; however, changes in environmental regulations, or the outcome of litigation, could result in additional requirements that could necessitate increased spending.

Results of Operations

The following table was derived from the United Components, Inc. consolidated and the Predecessor Company combined income statements for the three months ended March 31, 2004 and 2003. The amounts are presented in millions of dollars.

	Three Months
	Ended
	March 31,
	2004	2003
Net sales	$256.8	$236.3
Cost of Sales	201.3	187.3

Gross profit	55.5	49.0

Operating expenses
Selling and warehousing	19.0	18.1
General and administrative	12.0	8.3
Amortization of intangible assets	1.9	—

Operating income	22.6	22.6

Interest, net	(9.6)	.7
Management fee expense	(.5)	—
Miscellaneous, net	.1	(.1)

Income before income taxes	12.6	23.2
Income taxes	5.1	.9

Net income	$7.5	$22.3

Pro forma net income, adjusted only for change in tax filing status (1)	$7.5	$14.5

(1)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. The historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and C to the financial statements.

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Net sales. Net sales increased $20.5 million, or 8.7%, from $236.3 million in the 2003 quarter to $256.8 million in the 2004 quarter. The increase was volume driven, primarily by sales to the traditional, OEM, OES and heavy duty channels.

Cost of sales. Cost of sales increased $14 million, or 7.5%, from $187.3 million in the 2003 quarter to $201.3 million in the 2004 quarter. The increase was primarily due to higher volume.

The 2004 and 2003 quarters were both adversely effected by one-time charges of $0.5 million and $1.5 million, respectively. The 2004 quarter also includes $1.5 million of additional non-cash depreciation expense resulting from the step-up of property, plant and equipment, which was part of the preliminary allocation of June 20, 2003 Acquisition purchase price.

The aforementioned $0.5 million one-time charge in 2004 is due to the sale of inventory that was written-up as part of the preliminary allocation of the Acquisition purchase price. The total preliminary write-up of the June 20, 2003 inventory was $28 million. Including the $0.5 million first quarter charge, all $28 million has now been expensed. Therefore, the effect of this inventory write-up will not adversely affect our reported results in the future.

The aforementioned $1.5 million one-time charges in 2003 include provisions for product line relocations, costs relating to the upgrade of the Albion, Illinois manufacturing facility, costs associated with the consolidation of our European filtration manufacturing operations, and inventory reserves.

Gross margin, as reported, increased from 20.7% in 2003 to 21.6% in 2004. Excluding the one-time charges from both periods, the increase is from 21.4% in 2003 to 21.8% in 2004. The aforementioned higher 2004 depreciation expense, caused by the Acquisition related step-up, will be a continuing non-cash charge. However, if that non-cash charge were excluded from 2004 results for the sake of better quarter-to-quarter comparability, the improvement would be from 21.4% in 2003 to 22.4% in the 2004 quarter.

Selling and warehousing expenses. Selling and warehousing expenses of $19 million for the 2004 quarter are $0.9 million higher than the 2003 quarter. In the 2004 quarter, this cost is 7.4% of sales compared to 7.7% in the 2003 quarter.

General and administrative expenses. General and administrative expense increased by $3.7 million, or 44.6%, to $12 million in the 2004 quarter. This increase is due to (i) the higher cost of operating as a stand-alone company after the Acquisition; (ii) the Company’s investment in processes and management talent necessary to drive improvements in future operational efficiency; (iii) higher performance-based incentive compensation; and (iv) the timing of the recognition of external audit costs.

Interest, net. Net interest changed from $0.7 million of net interest income in the 2003 quarter to $9.6 million of net interest expense in the 2004 quarter. The $10.3 million adverse shift includes (i) $0.6 million of accelerated write-off of debt issuance costs because of voluntary prepayments of debt; (ii) $8.8 million of interest expense on Acquisition-related debt; and (iii) $0.9 million lower interest income on loans to the Predecessor Company’s previous owner.

Income taxes. The change in income taxes is driven by changes in pre-tax income plus the use of a 40.2% incremental effective rate after the Acquisition in 2003. The higher rate is the result of the Company’s transition from S corporation filing status before the Acquisition to C corporation filing status after the Acquisition.

Net Income. Due to the factors described above, net income declined $14.8 million from $22.3 million in the 2003 quarter to $7.5 million in the 2004 quarter.

Liquidity and Capital Resources

At December 31, 2003, the Company had $46.1 million of cash and $528.3 million of debt outstanding. (The difference between this debt amount and the amount on the balance sheet is $6 million of unamortized debt issuance cost.) The Company’s December 31, 2003 debt included $297 million of senior credit facility term loans and its $230 million senior subordinated notes. On March 1, 2004, the Company made a voluntary prepayment of $40 million of term loan borrowings. The Company funded this $40 million prepayment with cash generated from operations. At March 31, 2004, the Company had $31.2 million of cash and $488.2 million of debt outstanding.

At the $488.2 million debt level, annual interest expense, including amortization of deferred financing costs and debt issuance cost, is approximately $35.2 million at March 31, 2004 borrowing rates. An increase in the interest rate of 0.25% in the variable interest rate would have increased the annual interest cost by $0.3 million. The Company’s significant debt service obligations could, under certain circumstances, have material consequences.

The Company’s primary source of liquidity is cash flow from operations and borrowings under its $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. $3.4 million of revolving credit borrowing capacity has been used to support outstanding letters of credit.

Because of voluntary pre-payments, the Company does not have any required repayments of its senior credit facility term loans until December 2005. The $230 million senior subordinated notes are due in 2013. The Company’s ability to make scheduled payments of principal on, or to pay interest on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on its ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility, will be adequate to meet liquidity needs and fund planned capital expenditures for the next two years. The Company may, however, need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity, to meet liquidity needs in later years. If it is determined that refinancing is necessary, and the Company is unable to secure such financing on acceptable terms, then the Company may have insufficient liquidity to carry on its operations and meet its obligations at such time.

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

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $33.9 million and $17.7 million, respectively. The $16.2 million increase in net cash provided by operating activities in the 2004 quarter as compared to the 2003 quarter was attributable to reductions in working capital, partially offset by lower net income.

Net cash used in investing activities

Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the three months ended March 31, 2004 and 2003 were $8.9 million and $6.5 million, respectively. Approximately $4.4 and $2.2 million of the 2004 and 2003 quarters’ capital expenditures was related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. Capital expenditures for the 2003 full year were $43.4 million. For the full year 2004, capital expenditure are expected to be approximately $43 to $48 million.

Impact of the Acquisition and Related Financing Transactions

The Company incurred significant indebtedness in connection with the Acquisition. Accordingly, our interest expense is higher than it was prior to the Acquisition. As a result of the Acquisition, our assets and liabilities were adjusted to their preliminary estimated fair value as of the closing of the Acquisition. The excess of the total purchase price over the value of our net assets at closing of the Acquisition was allocated to goodwill and other intangible assets. These long-lived assets are subject to annual impairment review. Purchase price allocations are subject to adjustment until all pertinent information regarding the Acquisition is obtained and fully evaluated. See Note B to the Condensed Financial Statements for information regarding the preliminary status of the allocation of the Acquisition purchase price and the impact of the Acquisition and the financing thereof.

Recent Accounting Pronouncements

In December 2003, SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans were required to be made in our financial statements for the year ended December 31, 2003. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans. Annual disclosures relating to our non-U.S. plans will be adopted for the year ending December 31, 2004. Interim disclosures relating to our non-U.S. plans will be adopted for the year ending December 31, 2005.

In March 2004, the FASB’s Emerging Issues Task Force concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides guidance regarding the determination of when an impairment of debt and marketable equity securities and investments, which are accounted for under the cost method, should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities, which are classified as available-for-sale or held-to-maturity, and which are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003 and had no effect on the Company’s financial statements. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material affect on the Company’s financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Currency Exposure

Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, Spanish peseta, Canadian dollar and British pound. The results of operations of our foreign subsidiaries are translated into U.S. Dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2003, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations as measured in dollars are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our financial condition or results of operation. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our annual net income would have been lower by $0.3 million in 2003 due to the reduction in reported results form our foreign operations.

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

Currency transaction exposure. Currency transaction exposure arises where actual sales and purchases are made by a business in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets’ currencies and, therefore, have limited transaction exposure.

In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2004, we had no outstanding foreign currency contracts. We do not engage in any speculative activities.

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

We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If the variable interest rate were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.2 million on our annual net income and cash flow.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this report, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

(b) Reports on Form 8-K filed during the quarter ended March 31, 2004.

The Company filed a current report on Form 8-K (under Items 5, 7 and 12) dated March 11, 2004 with respect to announcing financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

Date: May 13, 2004	By:	/s/ CHARLES T. DICKSON

	Name:	Charles T. Dickson
	Title:	Chief Financial Officer