Form 10-Q
period 2004-06-30
UNITED COMPONENTS INC
filed 2004-08-13
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 333-107219

UNITED COMPONENTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of	04-3759857
Incorporation or Organization)	(I.R.S. Employer Identification No.)

14601 Highway 41 North
Evansville, Indiana	47725
(Address of Principal Executive Offices)	(Zip Code)

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

     Yes ☐ No ☒

     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of August 11, 2004.

Index

United Components, Inc.

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed balance sheets—June 30, 2004 and December 31, 2003
Condensed income statements—Three and six months ended June 30, 2004 and 2003
Condensed statements of cash flows—Six months ended June 30, 2004 and 2003
Statement of changes in shareholder’s equity—June 20, 2003, December 31, 2003 and June 30, 2004
Notes to condensed financial statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Qualitative and Quantitative Information About Market Risk
Item 4.	Controls and Procedures
Part II	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
Signatures
Exhibits

FORWARD-LOOKING STATEMENTS

In this periodic report on Form 10-Q, United Components. Inc. (“UCI”) makes some “forward-looking” statements. These statements are included throughout this report on Form 10-Q and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

United Components, Inc. (“UCI”)

Condensed Balance Sheets

(in thousands)

	UCI	UCI
	Consolidated	Consolidated
	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$31,077	$46,130
Accounts receivable, net	269,422	230,345
Inventories	175,307	168,797
Deferred tax	14,405	17,756
Other current assets	9,347	10,877

Total current assets	499,558	473,905

Property, plant and equipment, net	214,018	219,973
Goodwill	166,559	163,823
Other intangible assets, net	89,722	77,124
Deferred financing costs	8,792	10,146
Deferred tax	—	13,609
Pension and other assets	9,752	11,359

Total assets	$988,401	$969,939

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$102,148	$74,652
Notes payable	1,219	752
Current maturities of long-term debt	139	1,034
Accrued expenses and other current liabilities	76,898	66,729

Total current liabilities	180,404	143,167

Long-term debt, less current maturities	481,549	520,472
Pension and other postretirement liabilities	50,201	50,038
Deferred tax	1,567	—
Other liabilities	2,772	2,172

Contingencies – Note J
Total liabilities	716,493	715,849
Shareholder’s equity
Common stock	—	—
Additional paid in capital	261,357	261,385
Retained earnings (deficit)	8,997	(8,755)
Accumulated other comprehensive income	1,554	1,460

Total shareholder’s equity	271,908	254,090

Total liabilities and shareholder’s equity	$988,401	$969,939

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Income Statements (unaudited)
(in thousands)

	UCI	UCI	Predecessor
	Consolidated	Consolidated	Combined
	Three Months	June 21, 2003	April 1, 2003
	Ended	Through	Through
	June 30, 2004	June 30, 2003	June 20, 2003
Net sales	$273,952	$26,179	$216,142
Cost of sales	214,156	23,402	190,937

Gross profit	59,796	2,777	25,205

Operating expenses
Selling and warehousing	19,342	2,213	15,475
General and administrative	12,127	1,440	10,665
Amortization of intangible assets	1,851	164	30

Operating income (loss)	26,476	(1,040)	(965)

Other income (expense)
Interest income	48		830
Interest expense	(9,070)	(3,860)	(121)
Management fee expense	(500)	(55)	(3)
Miscellaneous, net	41	111	(255)

Income (loss) before income taxes	16,995	(4,844)	(514)
Income tax expense (benefit)	6,778	(1,841)	(23)

Net income (loss)	$10,217	$(3,003)	$(491)

Pro forma (unaudited), adjusted solely for change in income tax filing status (Note C):
Historical income (loss) before provision for income taxes	$16,995	$(4,844)	$(514)
Income tax expense (benefit)	6,778	(1,841)	(193)

Pro forma net income (loss)	$10,217	$(3,003)	$(321)

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Income Statements (unaudited)
(in thousands)

	UCI	UCI	Predecessor
	Consolidated	Consolidated	Combined
	Six Months	June 21, 2003	January 1, 2003
	Ended	through	through
	June 30, 2004	June 30, 2003	June 20, 2003
Net sales	$530,763	$26,179	$452,467
Cost of sales	415,420	23,402	378,211

Gross profit	115,343	2,777	74,256

Operating expenses
Selling and warehousing	38,387	2,213	33,585
General and administrative	24,199	1,440	18,928
Amortization of intangible assets	3,702	164	60

Operating income (loss)	49,055	(1,040)	21,683

Other income (expense)
Interest income	113	—	1,712
Interest expense	(18,701)	(3,860)	(245)
Management fee expense	(1,000)	(55)	(18)
Miscellaneous, net	126	111	(408)

Income (loss) before income taxes	29,593	(4,844)	22,724
Income tax expense (benefit)	11,841	(1,841)	942

Net income (loss)	$17,752	$(3,003)	$21,782

Pro forma (unaudited), adjusted solely for change in income tax filing status (Note C):
Historical income (loss) before provision for income taxes	$29,593	$(4,844)	$22,724
Income tax expense (benefit)	11,841	(1,841)	8,544

Pro forma net income (loss)	$17,752	$(3,003)	$14,180

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Statements of Cash Flow (unaudited)
(in thousands)

	UCI	UCI	Predecessor
	Consolidated	Consolidated	Combined
	Six Months	June 21,2003	January 1, 2003
	Ended	through	through
	June 30, 2004	June 30, 2003	June 20, 2003
Cash flows from operating activities:
Net income (loss)	$17,752	$(3,003)	$21,782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	17,779	1,049	12,928
Amortization of intangible assets	3,702	164	60
Amortization of deferred financing fees and debt issuance costs	1,670	(99)	242
Loss on sale of assets, net	43
Changes in operating assets and liabilities
Accounts receivable	(39,077)	(2,682)	(18,146)
Inventories	(6,510)	3,297	18,806
Other current assets	(121)	(6,337)	(3,035)
Accounts payable	27,496	4,192	(9,425)
Accrued expenses and other current liabilities	16,464	8,190	(2,438)
Other assets	6,808	2,244	715
Other liabilities	3,644	(52)	2,404

Net cash provided by operating activities	49,650	6,963	23,893

Cash flows from investing activities:
Acquisition and related fees	(8,000)	(818,180)	—
Capital expenditures	(17,165)	(78)	(21,388)
Proceeds from sale of assets	184	—	215

Net cash used in investing activities	(24,981)	(818,258)	(21,173)

Cash flows from financing activities:
Issuances of debt	467	585,110	—
Financing fees and debt issuance cost	—	(21,340)	—
Debt repayments	(40,134)	—	(98)
Stockholder’s equity contribution	—	260,000	—
Dividends and transfers to UIS, Inc., net	—	—	(28,033)
Other	(28)

Net cash provided by (used in) financing activities	(39,695)	823,770	(28,131)

Effect of exchange rate changes on cash	(27)	(236)	1,509

Net increase (decrease) in cash and equivalents	(15,053)	12,239	(23,902)
Cash and cash equivalents at beginning of period	46,130	4,452	28,354

Cash and cash equivalents at end of period	$31,077	$16,691	$4,452

The accompanying notes are an integral part of these statements

United Components, Inc.

Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

						Accumulated
			Additional	Retained		Other	Total
	Preferred	Common	Paid-In	Earnings	Division	Comprehensive	Shareholder’s	Comprehensive
	Stock	Stock	Capital	(Deficit)	Equity	Income (Loss)	Equity	Income (Loss)
Predecessor combined balance at January 1, 2003	$13	$4,289	$44,940	$467,376	$67,929	$(16,512)	$568,035
Dividends paid				(17,913)			(17,913)
Liability to UIS contributed to capital			20,271				20,271
Transfers with UIS, Inc., net				(56,630)	(10,120)		(66,750)
Comprehensive income
Net earnings				6,650	15,132		21,782	$21,782
Other comprehensive income
Foreign currency adjustment						4,125	4,125	4,125

Total comprehensive income								$25,907

Predecessor combined balance at June 20, 2003	$13	$4,289	$65,211	$399,483	$72,941	$(12,387)	$529,550

UCI consolidated balance at June 20, 2003	$—	$—	$260,000	$—	$—	$—	$260,000
Additions to paid-in capital			1,385				1,385
Comprehensive income
Net earnings (loss)				(8,755)			(8,755)	$(8,755)
Other comprehensive income (loss)
Interest rate swaps						(114)	(114)	(114)
Foreign currency adjustment						1,574	1,574	1,574

Total comprehensive income (loss)								$(7,295)

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090
Partial return of additions to paid-in capital			(28)				(28)
Comprehensive income
Net earnings				17,752			17,752	$17,752
Other comprehensive income (loss)
Interest rate swaps						(405)	(405)	(405)
Foreign currency adjustment						499	499	499

Total comprehensive income								$17,846

UCI consolidated balance at June 30, 2004	$—	$—	$261,357	$8,997	$—	$1,554	$271,908

The accompanying notes are an integral part of these statements.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION

General

United Components, Inc. is a wholly owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). Affiliates of Carlyle own 99.2% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management and a member of the Company’s Board of Directors.

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

The Company operates in one business segment through its subsidiaries. The Company manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North America and Europe.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of UCI and its subsidiaries. The accompanying combined financial statements include the accounts of the vehicle parts businesses of UIS, consisting of the aforementioned entities, which are collectively referred to in these financial statements as the “Predecessor Company” or “Predecessor.” In these notes to the financial statements, the term the “Company” refers to both UCI and the Predecessor Company. The aforementioned June 20, 2003 acquisition is referred to in these notes to the financial statements as the “Acquisition.”

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

The December 31, 2003 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 consolidated balance sheet reflects the preliminary allocation of the June 20, 2003 Acquisition purchase price. The June 30, 2004 consolidated balance sheet has been reclassified to reflect the impact of the final allocation of the June 20, 2003 Acquisition purchase price. Such changes had no impact on previously reported results of operations.

The financial statements at June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods. All significant intercompany transactions and balances have been eliminated.

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

Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Reclassifications

The December 31, 2003 consolidated balance sheet reflects the preliminary allocation of the June 20, 2003 Acquisition purchase price. The June 30, 2004 consolidated balance sheet has been reclassified to reflect the impact of the final allocation of the June 20, 2003 Acquisition purchase price. Such changes had no impact on previously reported results of operations. The income statement for the 2003 period has been reclassified to conform to the 2004 presentation.

NOTE B — ACQUISITION

Overview

On June 20, 2003, UCI purchased from UIS the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of the Predecessor Company.

The acquisition purchase price was $808 million. In addition, the Company assumed $2 million of debt and capital lease obligations. Fees and expenses associated with the acquisition (excluding financing fees) were $18.2 million and are accounted for as additional purchase price. Financing for the acquisition was comprised of a $260 million equity contribution by Carlyle, proceeds from $585 million of debt, and an $8 million accrued liability, which was paid in January 2004. In addition to funding the purchase price, proceeds from the borrowings were also used to pay for the aforementioned $18.2 million of acquisition-related fees and expenses and $21.6 million of financing fees.

Change in Income Tax Filing Status

As discussed in Note C, the Predecessor Company had elected for certain of its subsidiaries to be taxed as S Corporations pursuant to the Internal Revenue Code. In connection with the Acquisition, the Company terminated its S corporation elections and became a C corporation and, consequently, became subject to Federal and additional state and local income taxes. As part of the allocation of the Acquisition purchase price, net deferred tax assets have been calculated based on UCI’s higher effective tax rate. The pro forma information presented below includes adjustments for, among other things, the change in the Company’s income tax filing status. The pro forma income tax amounts include income taxes as if the Company had been filing as a C corporation for the entire period.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

Allocation of the Acquisition Purchase Price
and Pro Forma Information

The Acquisition is accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired companies are included in the results of UCI beginning on the June 20, 2003 acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Current assets	$474
Property, plant and equipment	214
Goodwill	167
Other intangible assets	97
Deferred taxes	7
Other long term assets	3

Total assets acquired	962

Current liabilities	93
Long-term debt, excluding borrowings to fund the Acquisition purchase price and related transaction fees	2
Pension and other postretirement liabilities	37
Other long-term liabilities	4

Total liabilities assumed
Net assets acquired	$826

Of the $97 million of acquired intangible assets, approximately $40 million was assigned to trademarks that are not subject to amortization, $50 million was assigned to customer relationships and $7 million was assigned to technologies. The estimated useful lives of the customer relationships and technologies are 5 – 15 years. For the three and six months ended June 30, 2004, amortization expense was $1.9 and $3.8 million. Accumulated amortization at June 30, 2004 was $7 million.

The $167 million of goodwill resulting from the transaction and all but approximately $10 million of the written-up values of the other assets are deductible for income tax purposes.

Below is unaudited pro forma data for the three and six months ended June 30, 2003, after giving effect to the Acquisition as if it had occurred on January 1, 2003. The pro forma adjustments give effect to (i) the allocation of the June 20, 2003 Acquisition purchase price, (ii) the Company’s capital structure immediately after the Acquisition, (iii) the new Carlyle management fee (see Note I), and (iv) income tax expense based on a C corporation filing status. The pro forma earnings data does not purport to represent what the results of operations would have been if the Acquisition had occurred as of the dates indicated above, or what the results will be in future periods.

	Pro Forma Data
	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
	(in thousands)
Net sales	$242,321	$478,646
Operating loss	(6,705)	(11,714)
Net loss	(11,833)	(24,292)

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

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

The Q sub status and the S corporation status terminated effective with the Acquisition. (See Note B) On the Acquisition date, the Company became a C corporation and became subject to both Federal and state income taxes. UCI’s effective tax rate has increased accordingly. As part of the allocation of the Acquisition purchase price, net deferred tax assets have been established and calculated based on UCI’s higher effective tax rate.

NOTE D — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Salaries and wages	$3,777	$2,464
Bonuses	3,504	5,712
Vacation pay	6,238	5,252
Pension and other postretirement liabilities	2,988	3,174
Profit sharing	597	1,546
Product returns	14,787	13,999
Rebates and discounts due customers	6,603	4,902
Other credits due customers	2,433	4,518
Insurance	7,413	804
Taxes payable	6,146	—
Interest	1,951	1,882
Final payment of Acquisition purchase price	—	8,000
Other	20,461	14,476

	$76,898	$66,729

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE E — INVENTORIES

The components of inventory consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw material	$31,906	$29,305
Work in process	49,199	47,056
Finished products	116,450	116,176
Valuation reserves	(22,248)	(23,740)

	$175,307	$168,797

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventories are reduced by an allowance for excess and obsolete inventories, based on the Company’s assessment of on-hand inventories. The expense of inventory write-downs is included in cost of sales.

NOTE F — GEOGRAPHIC INFORMATION

The Company had the following sales by country (in thousands):

	UCI	Predecessor	UCI	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
United States	$229,048	$201,008	$438,182	$399,401
Canada	8,313	7,536	17,500	15,150
United Kingdom	10,684	9,131	20,919	18,538
Mexico	5,701	6,649	12,918	11,803
Germany	3,155	2,566	6,845	6,029
Spain	749	1,416	1,962	1,595
Belgium	1,660	1,521	3,654	3,183
France	1,019	1,887	4,043	4,070
Other	13,623	10,607	24,740	18,877

	$273,952	$242,321	$530,763	$478,646

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

The above sales include combined sales of the Predecessor Company through the June 20, 2003 Acquisition date. Approximately 90% of the six months ended June 30, 2003 amounts are combined sales of the Predecessor Company.

Net long-lived assets by country are presented below (in thousands):

	June 30,	December 31,
	2004	2003
United States	$269,051	$140,003
United Kingdom	36,010	32,207
Mexico	12,987	9,528
Spain	3,955	3,362
Canada	281	301
Goodwill only for June 30, 2004	166,559	—
Preliminary allocation of the June 20, 2003 acquisition purchase price, not yet allocated to operating entities as of December 31, 2003	—	310,633

	$488,843	$496,034

NOTE G — STOCK OPTION

The Company uses the “disclosure only” provision of SFAS 123. Accordingly, stock options are accounted for by the “intrinsic value method” of APB Opinion No. 25. Below is a reconciliation to the pro forma after tax effect of compensation expense for the stock options had such expense been determined in accordance with the “fair value method” prescribed by SFAS No. 123 (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004
Net income as reported	$10,217	$17,752
Stock option cost included in net income as reported, net of tax	—	—
Stock option cost that would have been reported using the “fair value method”, net of tax	(520)	(1,040)

Pro forma net income had the “fair value method” been used	$9,697	$16,712

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE H —PENSION

The following are the components of net periodic pension expense (in thousands):

	UCI	Predecessor	UCI	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Service cost	$2,034	$1,678	$4,069	$3,483
Interest cost	2,947	2,387	5,894	5,071
Expected return on plan assets	(3,358)	(3,147)	(6,753)	(6,684)
Amortization of transition asset	—	(41)	—	(88)
Amortization of prior services cost	—	127	—	270
Amortization of unrecognized gain	—	(44)	—	(93)

	$1,623	$960	$3,210	$1,959

NOTE I — RELATED PARTY TRANSACTIONS

UIS maintained workers’ compensation, general liability, product liability and comprehensive automobile insurance for all of its subsidiaries, including the Predecessor Company. UIS allocated premium expense to each subsidiary based on rates charged by the insurance carrier and predicated and adjusted on estimated losses. UIS is liable for the settlement of all claims on these policies. As of the Acquisition date, the Company is no longer covered by UIS.

UIS management fee expense charged to the Predecessor Company was $18,000 for the six months ended June 30, 2003. Occasionally, UIS extended financing to the Predecessor Company. Interest charges to the Predecessor Company on debt to UIS were $96,000 and $180,000 for the three and six months ended June 30, 2003. These charges are recorded as interest expense. In addition, the Predecessor Company extended financing to UIS. Interest income from UIS was $698,000 and $1.4 million for the three and six months ended June 30, 2003. This income is recorded as interest income.

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

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE J — CONTINGENCIES

Environmental

The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has been identified as a potential responsible party for contamination at several sites. As a result, the Company has accrued liabilities for certain environmental testing and remediation activities included in the “accrued expenses and other current liabilities” line and the “other liabilities” line on the balance sheet. While there is inherent uncertainty in such matters, in management’s opinion, the amounts accrued are appropriate based on the facts and circumstances that are currently known. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position of the Company or results of operations for a full year. However, adjustment to the ultimate outcome of the matters could have a material adverse effect on the results for a single quarter.

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

NOTE K – PRODUCT RETURNS LIABILITY

The product returns liability is included in accrued expenses and other current liabilities. It includes accruals for parts returned due to manufacturing defect and for certain parts returned because of customer excess quantities. The changes in the Company’s product returns liability are as follows (in thousands):

	UCI	Predecessor
	Consolidated	Combined
	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Liability, beginning of period	$13,999	$4,252
Returned parts expense	(13,874)	(17,368)
Additional loss provision	14,662	16,941
Allocation of acquisition purchase price adjustments	—	9,600

Liability, end of period	$14,787	$13,425

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE L — NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to the Company’s U.S. pension and postretirement plans were required to be made in its financial statements for the year ended December 31, 2003. The Company has adopted this pronouncement as of December 31, 2003 for all of its U.S. plans. Annual disclosures relating to its non-U.S. plans will be adopted for the year ending December 31, 2004. Interim disclosures relating to its non-U.S. plans will be adopted for the year ending December 31, 2005.

In March 2004, the FASB’s Emerging Issues Task Force concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides guidance regarding the determination of when an impairment of debt and marketable equity securities and investments, which are accounted for under the cost method, should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities that are classified as available-for-sale or held-to-maturity and are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003 and had no effect on the Company’s financial statements. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material effect on the Company’s financial statements.

NOTE M — OTHER INFORMATION

Cash payments for interest and income taxes (net of refunds) (in thousands):

	UCI	Predecessor	UCI	Predecessor
	Consolidated	Combined	Consolidated	Combined
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest	$11,902	$234	$15,837	$323
Income taxes	656	1,901	2,555	1,973

On March 1, 2004, the Company made a voluntary prepayment of $40 million of outstanding senior credit facility term loan borrowings.

At June 30, 2004, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

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

The condensed financial information, which follows, includes the consolidated results of UCI subsequent to the June 20, 2003 Acquisition date and the combined results of the Predecessor Company prior to the Acquisition. This information includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) a consolidated UCI or a combined Predecessor Company, as applicable. Also included are consolidating entries, which principally consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.

The June 30, 2004 UCI Consolidated, UCI, Guarantor and Non-Guarantor balance sheets that follow in this Note N include the final allocation of the June 20, 2003 Acquisition purchase price. For all other financial statements that follow in this Note N, step-up amounts resulting from the preliminary allocation of the Acquisition purchase price are included with UCI and were not allocated to its subsidiaries. Consequently, for those financial statements, the Guarantor and Non-Guarantor are reported on the Predecessor’s historical basis. For all financial statements in Note N, except the June 30, 2004 balance sheet, purchase price allocations were based on preliminary estimates of the fair value of assets acquired and liabilities assumed.

Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Balance Sheet
June 30, 2004 (unaudited)
(in thousands)

	UCI						Non-
	Consolidated	Eliminations		UCI		Guarantor	Guarantor
Assets
Current assets
Cash and cash equivalents	$31,077	$			$23,969	$(50)	$7,158
Accounts receivable, net	269,422					246,829	22,593
Inventories	175,307					159,357	15,950
Deferred tax	14,405				144	13,557	704
Other current assets	9,347				71	2,515	6,761

Total current assets	499,558				24,184	422,208	53,166
Property, plant and equipment, net	214,018				384	165,887	47,747
Intercompany receivables	—		(149,153)			146,981	2,172
Investment in subsidiaries	—		(707,556)		698,759	8,797
Goodwill	166,559				166,559
Other intangible assets, net	89,722					87,322	2,400
Deferred financing costs	8,792				8,792
Pension and other assets	9,752				195	9,274	283

Total assets	$988,401		$(856,709)		$898,873	$840,469	$105,768

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$102,148	$		$		$87,503	$14,645
Notes payable	1,219						1,219
Current maturities of long-term debt	139						139
Accrued expenses and other current liabilities	76,898				3,428	65,679	7,791

Total current liabilities	180,404				3,428	153,182	23,794
Long-term debt, less current maturities	481,549				481,324		225
Pension and other postretirement liabilities	50,201					35,664	14,537
Deferred tax	1,567				5,860	(2,983)	(1,310)
Other liabilities	2,772					2,772
Intercompany payables	—		(149,153)		136,353	2,303	10,497

Total shareholder’s equity	271,908		(707,556)		271,908	649,531	58,025

Total liabilities and shareholder’s equity	$988,401		$(856,709)		$898,873	$840,469	$105,768

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

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Consolidating Condensed Income Statement
Three Months Ended June 30, 2004 (Unaudited)
(in thousands)

	UCI Consolidated	Eliminations	UCI	Guarantor	Non-Guarantor
Net sales	$273,952	$(3,718)	$—	$245,791	$31,879
Cost of sales	214,156	(3,718)	1,050	190,899	25,925

Gross profit (loss)	59,796	—	(1,050)	54,892	5,954
Operating expenses
Selling and warehousing	19,342	—	(26)	17,552	1,816
General and administrative	12,127	—	2,563	6,719	2,845
Amortization of intangibles	1,851	—	1,851	—	—

Operating income (loss)	26,476	—	(5,438)	30,621	1,293
Other income (expense)
Interest income	48	(153)	4	109	88
Interest expense	(9,070)	153	(9,054)	(23)	(146)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	41	—	—	68	(27)

Income (loss) before income taxes	16,995	—	(14,988)	30,775	1,208
Income tax expense (benefit)	6,778	—	(6,186)	12,035	929

Increase (decrease) before equity in earnings of subsidiaries	10,217	—	(8,802)	18,740	279
Equity in earnings of subsidiaries	—	(18,004)	19,019	(1,015)	—

Net income (loss)	$10,217	$(18,004)	$10,217	$17,725	$279

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Income Statement
June 21 to June 30, 2003 (unaudited)
(in thousands)

	Predecessor					Non-
	Combined	Eliminations	UCI		Guarantor	Guarantor
Net sales	$26,179	$(358)	$		$23,299	$3,238
Cost of sales	23,402	(358)		3,073	18,637	2,050

Gross profit (loss)	2,777			(3,073)	4,662	1,188
Operating expenses
Selling and warehousing	2,213				2,071	142
General and administrative	1,440			425	373	642
Amortization of intangible assets	164			164

Operating income (loss)	(1,040)			(3,662)	2,218	404

Other income (expense)
Interest income				1	6	(7)
Interest expense	(3,860)			(3,859)	15	(16)
Management fee expense	(55)				(56)	1
Miscellaneous, net	111			(110)	204	17

Income (loss) before income taxes	(4,844)			(7,630)	2,387	399
Income tax expense (benefit)	(1,841)			(1,849)	2	6

Increase (decrease) before equity in earnings of subsidiaries	(3,003)			(5,781)	2,385	393
Equity in earnings of subsidiaries		(2,778)		2,778

Net income (loss)	$(3,003)	$(2,778)		$(3,003)	$2,385	$393

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Income Statement
April 1 to June 20, 2003 (unaudited)
(in thousands)

	Predecessor					Non-
	Combined	Eliminations		UCI	Guarantor	Guarantor
Net sales	$216,142		$(3,001)	$	$194,278	$24,865
Cost of sales	190,937		(3,001)		174,359	19,579

Gross profit	25,205				19,919	5,286
Operating expenses
Selling and warehousing	15,475				13,814	1,661
General and administrative	10,665				6,628	4,037
Amortization of intangible assets	30				30

Operating loss	(965)				(553)	(412)

Other income (expense)
Interest income	830				777	53
Interest expense	(121)				(73)	(48)
Management fee expense	(3)				11	(14)
Miscellaneous, net	(255)				184	(439)

Income (loss) before income taxes	(514)				346	(860)
Income tax expense (benefit)	(23)				278	(301)

Net income (loss)	$(491)	$		$	$68	$(559)

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Income Statement
Six Months Ended June 30, 2004 (unaudited)
(in thousands)

	Predecessor					Non-
	Combined	Eliminations	UCI		Guarantor	Guarantor
Net sales	$530,763	$(7,741)	$		$473,333	$65,171
Cost of sales	415,420	(7,741)		3,021	367,990	52,150

Gross profit (loss)	115,343	—		(3,021)	105,343	13,021
Operating expenses
Selling and warehousing	38,387	—		(26)	34,722	3,691
General and administrative	24,199	—		5,154	13,322	5,723
Amortization of intangible assets	3,702	—		3,702	—

Operating income (loss)	49,055	—		(11,851)	57,299	3,607

Other income (expense)
Interest income	113	(231)		9	222	113
Interest expense	(18,701)	231		(18,672)	(40)	(220)
Management fee expense	(1,000)	—		(1,000)	—	—
Miscellaneous, net	126	—		—	69	57

Income (loss) before income taxes	29,593	—		(31,514)	57,550	3,557
Income tax expense (benefit)	11,841	—		(12,479)	22,477	1,843

Increase (decrease) before equity in earnings of subsidiaries	17,752	—		(19,035)	35,073	1,714
Equity in earnings of subsidiaries	—	(35,335)		36,787	(1,452)	—

Net income (loss)	$17,752	$(35,335)		$17,752	$33,621	$1,714

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Income Statement
January 1 to June 20, 2003 (unaudited)
(in thousands)

	Predecessor					Non-
	Combined	Eliminations		UCI	Guarantor	Guarantor
Net sales	$452,467		$(6,912)	$	$405,003	$54,376
Cost of sales	378,211		(6,912)		344,218	40,905

Gross profit	74,256				60,785	13,471
Operating expenses
Selling and warehousing	33,585				30,216	3,369
General and administrative	18,928				10,526	8,402
Amortization of intangible assets	60				60

Operating income	21,683				19,983	1,700

Other income (expense)
Interest income	1,712				1,449	263
Interest expense	(245)				73	(318)
Management fee expense	(18)				9	(27)
Miscellaneous, net	(408)				(7)	(401)

Income before income taxes	22,724				21,507	1,217
Income tax expense	942				493	449

Net income	$21,782	$		$	$21,014	$768

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Consolidating Condensed Statement of Cash Flows
Six months ended June 30, 2004 (unaudited)
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor
Net cash provided by operating activities	$49,650	$	$38,943	$9,194	$1,513

Cash flows from investing activities:
Acquisition and related fees	(8,000)		(8,000)
Capital expenditures	(17,165)		(110)	(13,772)	(3,283)
Proceeds from sale of assets	184			80	104

Net cash used in investing activities	(24,981)		(8,110)	(13,692)	(3,179)

Cash flows from financing activities:
Debt repayments	(40,134)		(40,000)		(134)
Issuance of debt	467				467
Other	(28)		(28)

Net cash used in financing activities	(39,695)		(40,028)		333

Effect of exchange rate changes on cash	(27)				(27)

Net decrease in cash and equivalents	(15,053)		(9,195)	(4,498)	(1,360)
Cash and cash equivalents at beginning of period	46,130		33,164	4,448	8,518

Cash and cash equivalents at end of period	$31,077	$	$23,969	$(50)	$7,158

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Statement of Cash Flows
June 21 to June 30, 2003 (unaudited)
(in thousands)

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor
Net cash provided by operating activities	$6,963	$	$1,477	$3,806	$1,680

Cash flows from investing activities:
Acquisition and related fees	(818,180)		(818,180)
Capital expenditures	(78)			(48)	(30)
Proceeds from sale of assets

Net cash used in investing activities	(818,258)		(818,180)	(48)	(30)

Cash flows from financing activities:
Debt borrowings	585,110		585,000		110
Financing fees and debt issuance cost	(21,340)		(21,340)
Stockholder’s equity contribution	260,000		260,000
Dividends and transfers to UIS, Inc., net

Net cash provided by financing activities	823,770		823,660		110

Effect of exchange rate changes on cash	(236)				(236)

Net increase in cash and equivalents	12,239		6,957	3,758	1,524
Cash and cash equivalents at beginning of period	4,452			2,368	2,084

Cash and cash equivalents at end of period	$16,691	$	$6,957	$6,126	$3,608

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N (continued)

Combining Condensed Statement of Cash Flows
January 1 to June 20, 2003 (unaudited)
(in thousands)

	Predecessor						Non-
	Combined	Eliminations		UCI		Guarantor	Guarantor
Net cash provided by operating activities	$23,893		$—		$—	$21,650	$2,243

Cash flows from investing activities:
Capital expenditures	(21,388)					(16,026)	(5,362)
Proceeds from sale of assets	215					34	181

Net cash used in investing activities	(21,173)					(15,992)	(5,181)

Cash flows from financing activities:
Debt borrowings	(98)						(98)
Dividends and transfers to UIS, Inc., net	(28,033)					(10,527)	(17,506)

Net cash used in financing activities	(28,131)					(10,527)	(17,604)

Effect of exchange rate changes on cash	1,509						1,509

Net decrease in cash and equivalents	(23,902)					(4,869)	(19,033)
Cash and cash equivalents at beginning of period	28,354					7,237	21,117

Cash and cash equivalents at end of period	$4,452	$		$		$2,368	$2,084

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sales. United Components, which we also refer to as the Company, is among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 80% of our net sales in 2003 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an annual rate of approximately 4.1% from 1997 to 2003. We believe it will continue to grow, at least in the near term. We believe we are well positioned to participate in that growth.

We believe we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market, consisting of approximately 60,000 part numbers. We believe our breadth of product offering is a key competitive advantage. This product breadth along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service makes us a leader in our industry. We have established a network of manufacturing facilities, distribution centers and offices located in the United States, Europe, Mexico and China, with a global work force of approximately 6,900 employees as of June 30, 2004.

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

Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor including fringe benefits, supplies, warranty costs, utilities, freight, depreciation, insurance, pension and postretirement benefits, information technology costs and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell. The two largest components of our cost of sales are steel and labor.

In 2004, global demand for steel is high and is resulting in supplier-imposed surcharges for this raw material. While we have been and expect to continue to be able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. As a result, the Company is in the process of implementing price increases on its products with high steel content in order to reflect this cost increase.

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

Cash Generation. Net cash from operating activities was $49.7 million. Capital expenditures were $17.2 million. The net cash generated from these activities was $32.5 million.

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

Impairment of intangible assets and tangible fixed assets. Our intangible assets and tangible fixed assets are held at historical cost, net of depreciation and amortization, less any provision for impairment. We periodically evaluate the realizability of our intangible or tangible fixed assets. We also perform a review of these assets if an indicator of impairment exists, such as an operating loss or cash outflow from operating activities or a significant adverse change in the business or market place. Estimates of future cash flows used to test the asset for impairment are based on current operating projections extended to the useful life of the asset group and are, by their nature, subjective.

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

As of the June 20, 2003 Acquisition, the Company is no longer covered by the UIS master insurance policies. As of that date, the Company has purchased insurance, which does not include retrospective rating adjustments but does include high deductibles for which the Company is responsible. Consequently, the Company is subject to the same substantial uncertainties as those described in the preceding paragraph. Unpaid estimated losses, for which the Company is responsible, are recorded in accrued expenses in the June 30, 2004 and December 31, 2003 balance sheets.

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

Results of Operations

The following table was derived from the United Components, Inc. consolidated income statements for the 2004 periods presented and from the United Components, Inc. consolidated and the Predecessor Company combined income statements for the 2003 periods. To enable meaningful comparisons, the consolidated results of United Components, Inc., after the June 20, 2003 Acquisition, and the combined results of the Predecessor Company, before the June 20, 2003 Acquisition, have been combined. The amounts are presented in millions of dollars.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$274.0	$242.3	$530.8	$478.6
Cost of Sales	214.2	214.3	415.4	401.6

Gross profit	59.8	28.0	115.4	77.0

Operating expenses
Selling and warehousing	19.3	17.7	38.4	35.8
General and administrative	12.1	12.1	24.2	20.4
Amortization of intangible assets	1.9	0.2	3.7	0.2

Operating income	26.5	(2.0)	49.1	20.6

Interest, net	(9.0)	(3.2)	(18.6)	(2.4)
Management fee expense	(0.5)	(0.1)	(1.0)	(0.1)
Miscellaneous, net	—	(0.1)	0.1	(0.3)

Income before income taxes	17.0	(5.4)	29.6	17.8
Income taxes	6.8	(1.9)	11.8	(0.9)

Net income	$10.2	$(3.5)	$17.8	$18.7

Pro forma net income, adjusted only for change in tax filing status (1)	$10.2	$(3.3)	$17.8	$11.2

(1)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. The historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and C to the financial statements.

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Net sales. Net sales increased $31.7 million, or 13.1%, from $242.3 million in the 2003 quarter to $274 million in the 2004 quarter. The increase was volume driven, with increases in all market channels.

Cost of sales. Cost of sales was $214.2 million in the 2004 quarter compared to $214.3 million in the 2003 quarter. The 2004 amount includes the cost associated with the higher 2004 volume. The 2003 amount includes $19.8 million of one-time cost adjustments. Both quarters were adversely affected by non-cash Acquisition-related charges, which totaled $1 million in the 2004 quarter and $2.9 million in the 2003 quarter.

The aforementioned $19.8 million of one-time adjustments in 2003 include: inventory valuation adjustments — ($12.3 million); provisions for environmental issues — ($4.6 million), and provisions for patent disputes, product line relocations, and costs relating to the upgrade of the Albion, Illinois manufacturing facility — ($2.9 million).

The aforementioned non-cash Acquisition-related charges include: (i) $2.6 million of cost in the 2003 quarter, due to the sale of inventory that was written-up above cost to market, as part of the allocation of the Acquisition purchase price; and (ii) higher depreciation expense of $1 million in the 2004 quarter and $0.3 million in the 2003 quarter resulting from the Acquisition-related step-up of property, plant and equipment. The higher depreciation will continue in the long-term. The additional cost of selling the stepped-up inventory on-hand at the Acquisition date stopped adversely affecting results in the first quarter of 2004 when the last of such inventory was sold.

Excluding the $19.8 million of one-time adjustments and the $2.6 million of Acquisition-related expense resulting from the sale of the written-up inventory, gross profit in the 2003 quarter would have been $50.4 million, or 20.8% of sales. This compares to $59.8 million, or 21.8%, in the 2004 quarter. The one percentage point increase in gross margin percent in 2004 is due to gains in manufacturing efficiency, procurement savings, and increased sales volume. The improvement over the second quarter of 2003 would have been larger if not for the adverse effect on 2004 of $0.7 million more depreciation that resulted from the Acquisition-related step-up of property, plant and equipment. The additional $0.7 million of Acquisition-related depreciation expense reduced the second quarter 2004 gross margin percentage by 0.3%.

Selling and warehousing expenses. Selling and warehousing expenses of $19.3 million for the 2004 quarter were $1.6 million higher than the 2003 quarter. In the 2004 quarter, this cost was 7.0% of sales compared to 7.3% in the 2003 quarter.

General and administrative expenses. General and administrative expenses for the 2004 quarter were $12.1 million compared to $12.1 million in the 2003 quarter. Expense for the second quarter of 2003 includes a $1.9 million higher provision for bad debt expense. Excluding this expense from the 2003 quarter, general and administrative expense was $1.9 million, or 18.6%, higher in the second quarter of 2004 than in the 2003 second quarter. This increase is due to (i) the higher cost of operating as a stand-alone company after the Acquisition; and (ii) the Company’s investment in processes and management talent necessary to drive improvements in future operational efficiency.

Interest, net. Net interest expense increased from $3.2 million in the 2003 quarter to $9 million in the 2004 quarter. The $5.8 million increase includes $5 million more of interest expense on Acquisition-related debt, and $0.8 million lower interest income on loans to the Predecessor Company’s previous owner, which were canceled in connection with the Acquisition.

Income taxes. The change in income taxes is driven by changes in pre-tax income plus the use of a 40.7% incremental effective rate after the Acquisition in 2003. The higher rate is the result of the Company’s transition from S corporation filing status before the Acquisition to C corporation filing status after the Acquisition.

Net Income. Due to the factors described above, net income increased $13.7 million from a $3.5 million net loss in the 2003 quarter to $10.2 million of net income in the 2004 quarter.

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Net sales. Net sales increased $52.2 million, or 10.9%, from $478.6 million in the first half of 2003 to $530.8 million in the first half of 2004. The increase was volume driven, with increases in all market channels.

Cost of sales. Cost of sales was $415.4 million in the first half of 2004 compared to $401.6 million in the 2003 first half. The 2004 amount includes the cost associated with the higher 2004 sales volume. The 2003 amount includes $21.3 million of one-time cost adjustments. Both periods were adversely affected by non-cash Acquisition-related charges, which totaled $3 million in the first half of 2004 and $2.9 million in the first half of 2003.

The aforementioned $21.3 million one-time adjustments in 2003 include: inventory valuation adjustments — ($12.6 million); provisions for environmental issues — ($4.6 million), and provisions for patent disputes, product line relocations, costs relating to the upgrade of the Albion, Illinois manufacturing facility, and cost associated with the consolidation of our European filtration manufacturing operations — ($4.1 million).

The aforementioned non-cash Acquisition-related charges include; (i) cost of $0.5 million in the first half of 2004 and $2.6 million in the first half of 2003, due to the sale of inventory that was written-up above cost to market value, as part of the allocation of the Acquisition purchase price: and (ii) higher depreciation expense of $2.5 million in the first half of 2004 and $0.3 million in the first half of 2003 resulting from the Acquisition-related step-up of property, plant and equipment. The higher depreciation expense will continue in the long-term. All of the additional cost of selling the stepped-up inventory on-hand at the Acquisition date was realized in full by the end of first quarter of 2004.

Excluding the $0.5 million of non-cash Acquisition-related costs resulting from the sale of the written-up inventory, gross profit for the first half of 2004 would have been $115.9 million, or 21.8% of sales. Excluding the $21.3 of million one-time adjustments and the $2.6 million of non-cash Acquisition-related costs resulting from the sale of the written-up inventory, gross profit in the first half of 2003 would have been $100.9 million, or 21.1% of sales. The 0.7% improvement in gross margin percentage in 2004 is due to gains in manufacturing efficiency, procurement savings, and increased sales volume. The 0.7% improvement in 2004 would have been larger if not for the adverse effect on 2004 of $2.2 million more depreciation that resulted from the Acquisition-related step-up of property, plant and equipment. The additional $2.2 million of Acquisition-related depreciation expense reduced the 2004 gross margin percentage by 0.4%.

Selling and warehousing expenses. Selling and warehousing expenses of $38.4 million for the first half of 2004 are $2.6 million higher than the first half of 2003. In the 2004 six month period, this cost was 7.2% of sales compared to 7.5% in the first half of 2003.

General and administrative expenses. General and administrative expenses for the first half of 2004 were $24.2 million compared to $20.4 million in the first half of 2003. The 2003 six month period includes a $1.6 million higher provision for bad debt expense. Excluding this expense, general and administrative expense is $5.4 million higher in the first half of 2004 than in the first half of 2003. This increase was due to (i) the higher cost of operating as a stand-alone company after the Acquisition; and (ii) the Company’s investment in processes and management talent necessary to drive improvements in future operational efficiency.

Interest, net. Net interest expense increased from $2.4 million in the first half of 2003 to $18.6 million in the first half of 2004. The $16.2 million increase included: (i) $0.6 million of accelerated write-off of debt issuance costs due to voluntary prepayments of debt; (ii) $13.9 million of interest expense on Acquisition-related debt; and (iii) $1.7 million lower interest income on loans to the Predecessor Company’s previous owner, which were canceled in connection with the Acquisition.

Income taxes. The change in income taxes is driven by changes in pre-tax income plus the use of a 40.7% incremental effective rate after the Acquisition in 2003. The higher rate is the result of the Company’s transition from S corporation filing status before the Acquisition to C corporation filing status after the Acquisition.

Net Income. Due to the factors described above, net income decreased $0.9 million from $18.7 million in the 2003 quarter to $17.8 million of net income in the 2004 quarter.

Liquidity and Capital Resources

At December 31, 2003, the Company had $46.1 million of cash and $528.3 million of debt outstanding. (The difference between this debt amount and the amount on the balance sheet is $6 million of unamortized debt issuance cost.) The Company’s December 31, 2003 debt included $297 million of senior credit facility term loans and its $230 million senior subordinated notes. On March 1, 2004, the Company made a voluntary prepayment of $40 million of term loan borrowings. The Company funded this $40 million prepayment with cash generated from operations. At June 30, 2004, the Company had $31.1 million of cash and $488.6 million of debt outstanding (before netting unamortized debt issuance cost).

At the $488.6 million debt level, annual interest expense, including amortization of deferred financing costs and debt issuance cost, is approximately $35.4 million at June 30, 2004 borrowing rates. An increase in the interest rate of 0.25% in the variable interest rate would have increased the annual interest cost by $0.4 million. The Company’s significant debt service obligations could, under certain circumstances, have material consequences.

The Company’s primary source of liquidity is cash flow from operations and borrowings under its $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. At June 30, 2004 there were no outstanding revolving credit borrowings; however, $3.4 million of revolving credit borrowing capacity has been used to support outstanding letters of credit.

On May 27, 2004, the Company amended its credit agreement to permit sales of and liens on receivables which are being sold pursuant to factoring arrangements, subject to certain limitations. The Company intends to factor its receivables when it is economically beneficial to do so. The Company is in the process of establishing a factoring relationship with one of its customers, which will result in the sale of approximately $6 million of receivables.

Because of voluntary prepayments, the Company does not have any required repayments of its senior credit facility term loans until December 2005. The $230 million senior subordinated notes are due in 2013. The Company’s ability to make scheduled payments of principal on, or to pay interest on, or to refinance, its indebtedness or to fund planned capital expenditures will depend on its ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

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

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was $49.7 million and $30.9 million, respectively. The $18.8 million increase in net cash provided by operating activities in the first half of 2004 as compared to the first half of 2003 was attributable primarily to higher profit before depreciation and amortization, lower uses to fund working capital, and reductions in long-term deferred tax assets. Significant 2004 sales increases resulted in the need to fund $39.1 million of accounts receivable.

Net cash used in investing activities

Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the six months ended June 30, 2004 and 2003 were $17.2 million and $21.5 million, respectively. Approximately $7.8 and $6.6 million of the 2004 and 2003 six month capital expenditures were related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. Capital expenditures for the 2003 full year were $43.4 million. For the full year 2004, capital expenditures are expected to be approximately $43 to $48 million.

Impact of the Acquisition and Related Financing Transactions

The Company incurred significant indebtedness in connection with the Acquisition. Accordingly, our interest expense is higher than it was prior to the Acquisition. As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair value as of the closing of the Acquisition. The excess of the total purchase price over the value of our net assets at closing of the Acquisition was allocated to goodwill and other intangible assets. These long-lived assets are subject to annual impairment review. See Note B to the Condensed Financial Statements for information regarding the allocation of the Acquisition purchase price and the impact of the Acquisition and the financing thereof.

Recent Accounting Pronouncements

In December 2003, SFAS No. 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits” was issued. SFAS No. 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to the Company’s U.S. pension and postretirement plans were required to be made in its financial statements for the year ended December 31, 2003. The Company has adopted this pronouncement as of December 31, 2003 for all of its U.S. plans. Annual disclosures relating to its non-U.S. plans will be adopted for the year ending December 31, 2004. Interim disclosures relating to its non-U.S. plans will be adopted for the year ending December 31, 2005.

In March 2004, the FASB’s Emerging Issues Task Force concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides guidance regarding the determination of when an impairment of debt and marketable equity securities and investments, that are accounted for under the cost method, should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities that are classified as available-for-sale or held-to-maturity and are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003 and had no effect on the Company’s financial statements. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material effect on the Company’s financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Currency Exposure

Currency translation exposure. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, Spanish peseta, Canadian dollar and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2003, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations as measured in dollars are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our annual net income would have been lower by $0.3 million in 2003 due to the reduction in reported results from our foreign operations.

The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded as other comprehensive income on our statement of shareholder’s equity. In the past, the vehicle parts businesses of UIS have attempted to manage, and in the future we expect to continue to manage, this exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes in those countries.

Currency transaction exposure. Currency transaction exposure arises where actual sales and purchases are made by a business in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets’ currencies and, therefore, have limited transaction exposure.

In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of June 30, 2004, we had no outstanding foreign currency contracts. We do not engage in any speculative activities.

Interest rate risk

Borrowings under our senior credit facilities bear variable rates of interest. Under our senior credit facilities, we are required to provide interest rate protection on approximately $118 million of our senior term loan facilities borrowings. In August 2003, we entered into an interest rate swap for $118 million. This swap effectively converts $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap, we will pay 1.94% and will receive the then-current LIBOR on $118 million of debt.

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

(b) Reports on Form 8-K filed during the quarter ended June 30, 2004.

The Company filed a current report on Form 8-K dated May 11, 2004 with respect to announcing financial results for the quarter ended March 31, 2004 (Items 7 and 12).

The Company filed a current report on Form 8-K dated June 8, 2004 with respect to an amendment to its credit facility on May 27, 2004 (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

Date: August 13, 2004	By:	/s/ Charles T. Dickson

	Name:	Charles T. Dickson
	Title:	Chief Financial Officer