Form 10-Q
period 2004-09-30
UNITED COMPONENTS INC
filed 2004-11-12
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Yes ☐ No ☒

     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of November 10, 2004.

Index

United Components, Inc.

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed balance sheets—September 30, 2004 and December 31, 2003
Condensed income statements—Three and nine months ended September 30, 2004 and 2003
Condensed statements of cash flows—Nine months ended September 30, 2004 and 2003
Statement of changes in shareholder’s equity—June 20, 2003, December 31, 2003 and September 30, 2004
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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

United Components, Inc. (“UCI”)

Condensed Balance Sheets
(in thousands)

	UCI	UCI
	Consolidated	Consolidated
	Sept. 30, 2004	Dec. 31, 2003
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$27,160	$46,130
Accounts receivable, net	267,091	230,345
Inventories	191,259	168,797
Deferred tax	15,345	17,756
Other current assets	14,154	10,877

Total current assets	515,009	473,905
Property, plant and equipment, net	214,673	219,973
Goodwill	166,559	163,823
Other intangible assets, net	90,449	77,124
Deferred financing costs	8,437	10,146
Deferred tax	—	13,609
Pension and other assets	10,629	11,359

Total assets	$1,005,756	$969,939

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$105,561	$74,652
Notes payable	822	752
Current maturities of long-term debt	81	1,034
Accrued expenses and other current liabilities	78,533	66,729

Total current liabilities	184,997	143,167
Long-term debt, less current maturities	481,705	520,472
Pension and other postretirement liabilities	49,594	50,038
Deferred tax	2,740	—
Other liabilities	2,772	2,172
Contingencies – Note L

Total liabilities	721,808	715,849
Shareholder’s equity
Common stock	—	—
Additional paid in capital	263,120	261,385
Retained earnings (deficit)	19,277	(8,755)
Accumulated other comprehensive income	1,551	1,460

Total shareholder’s equity	283,948	254,090

Total liabilities and shareholder’s equity	$1,005,756	$969,939

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Income Statements (unaudited)
(in thousands)

	UCI	UCI
	Consolidated	Consolidated
	Three Months	Three Months
	Ended	Ended
	Sept. 30, 2004	Sept. 30, 2003
Net sales	$257,566	$251,918
Cost of sales	202,834	224,347

Gross profit	54,732	27,571

Operating expenses
Selling and warehousing	17,436	17,218
General and administrative	10,201	10,287
Amortization of intangible assets	1,566	1,386

Operating income (loss)	25,529	(1,320)

Other income (expense)
Interest income	35	86
Interest expense	(8,134)	(10,525)
Management fee expense	(500)	(506)
Miscellaneous, net	168	80

Income (loss) before income taxes	17,098	(12,185)
Income tax expense (benefit)	6,818	(4,630)

Net income (loss)	$10,280	$(7,555)

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Income Statements (unaudited)
(in thousands)

	UCI	UCI
	Consolidated	Consolidated	Predecessor Combined
	Nine Months	June 21, 2003	January 1, 2003
	Ended	through	through
	Sept. 30, 2004	Sept. 30, 2003	June 20, 2003
Net sales	$788,329	$278,097	$452,467
Cost of sales	618,254	247,749	378,211

Gross profit	170,075	30,348	74,256

Operating expenses
Selling and warehousing	55,823	19,431	33,585
General and administrative	34,400	11,891	18,928
Amortization of intangible assets	5,268	1,386	60

Operating income (loss)	74,584	(2,360)	21,683

Other income (expense)
Interest income	148	86	1,712
Interest expense	(26,835)	(14,385)	(245)
Management fee expense	(1,500)	(561)	(18)
Miscellaneous, net	294	191	(408)

Income (loss) before income taxes	46,691	(17,029)	22,724
Income tax expense (benefit)	18,659	(6,471)	942

Net income (loss)	$28,032	$(10,558)	$21,782

Pro forma (unaudited), adjusted solely for change in income tax filing status (Note C):
Historical income (loss) before provision for income taxes	$46,691	$(17,029)	$22,724
Income tax expense (benefit)	18,659	(6,471)	8,544

Pro forma net income (loss)	$28,032	$(10,558)	$14,180

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Statements of Cash Flow (unaudited)
(in thousands)

	UCI	UCI	Predecessor
	Consolidated	Consolidated	Combined
	Nine Months	June 21, 2003	January 1, 2003
	Ended	through	through
	Sept. 30, 2004	Sept. 30, 2003	June 20, 2003
Cash flows from operating activities:
Net income (loss)	$28,032	$(10,558)	$21,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,705	11,392	12,928
Amortization of intangible assets	5,268	1,386	60
Amortization of deferred financing fees and debt issuance costs	2,183	771	—
(Gain) loss on sale of assets, net	(143)	(49)	242
Changes in operating assets and liabilities
Accounts receivable	(36,746)	(14,532)	(18,146)
Inventories	(22,462)	44,008	18,806
Other current assets	(5,868)	(9,619)	(3,035)
Accounts payable	30,909	32,995	(9,425)
Accrued expenses and other current liabilities	18,099	16,137	(2,438)
Other assets	5,413	1,393	715
Other liabilities	4,210	1,101	2,404

Net cash provided by operating activities	55,600	74,425	23,893

Cash flows from investing activities:
Acquisition and related fees	(8,000)	(818,380)	—
Capital expenditures	(28,636)	(8,340)	(21,388)
Proceeds from sale of assets	399	2,252	215

Net cash used in investing activities	(36,237)	(824,468)	(21,173)

Cash flows from financing activities:
Issuances of debt	467	585,000	—
Financing fees and debt issuance cost	—	(21,871)	—
Debt repayments	(40,591)	(5,468)	(98)
Stockholder’s equity contribution	1,735	261,011	—
Dividends and transfers to UIS, Inc., net	—		(28,033)

Net cash provided by (used in) financing activities	(38,389)	818,672	(28,131)

Effect of exchange rate changes on cash	56	(3)	1,509

Net increase (decrease) in cash and equivalents	(18,970)	68,626	(23,902)
Cash and cash equivalents at beginning of period	46,130	4,452	28,354

Cash and cash equivalents at end of period	$27,160	$73,078	$4,452

The accompanying notes are an integral part of these statements.

United Components, Inc.

Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

						Accumulated
			Additional	Retained		Other	Total
	Preferred	Common	Paid-In	Earnings	Division	Comprehensive	Shareholder's	Comprehensive
	Stock	Stock	Capital	(Deficit)	Equity	Income (Loss)	Equity	Income (Loss)
Predecessor combined balance at January 1, 2003	$13	$4,289	$44,940	$467,376	$67,929	$(16,512)	$568,035
Dividends paid				(17,913)			(17,913)
Liability to UIS contributed to capital			20,271				20,271
Transfers with UIS, Inc., net				(56,630)	(10,120)		(66,750)
Comprehensive income
Net earnings				6,650	15,132		21,782	$21,782
Other comprehensive income
Foreign currency adjustment						4,125	4,125	4,125

Total comprehensive income								$25,907

Predecessor combined balance at June 20, 2003	$13	$4,289	$65,211	$399,483	$72,941	$(12,387)	$529,550

UCI consolidated balance at June 20, 2003	$—	$—	$260,000	$—	$—	$—	$260,000
Additions to paid-in capital			1,385				1,385
Comprehensive income
Net loss				(8,755)			(8,755)	$(8,755)
Other comprehensive loss
Interest rate swaps						(114)	(114)	(114)
Foreign currency adjustment						1,574	1,574	1,574

Total comprehensive loss								$(7,295)

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090
Additions to paid-in capital			1,735				1,735
Comprehensive income
Net earnings				28,032			28,032	$28,032
Other comprehensive income
Interest rate swaps						(497)	(497)	(497)
Foreign currency adjustment						588	588	588

Total comprehensive income								$28,123

UCI consolidated balance at Sept. 30, 2004	$—	$—	$263,120	$19,277	$—	$1,551	$283,948

The accompanying notes are an integral part of these statements.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION

General

United Components, Inc. is a wholly owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). Affiliates of Carlyle own 98.6% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management and the Company’s Board of Directors.

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

The December 31, 2003 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 consolidated balance sheet reflects the preliminary allocation of the June 20, 2003 Acquisition purchase price. The September 30, 2004 consolidated balance sheet has been reclassified to reflect the impact of the final allocation of the June 20, 2003 Acquisition purchase price. Such changes had no impact on previously reported results of operations.

The financial statements at September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods. All significant intercompany transactions and balances have been eliminated.

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

Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Reclassifications

The December 31, 2003 consolidated balance sheet reflects the preliminary allocation of the June 20, 2003 Acquisition purchase price. The September 30, 2004 consolidated balance sheet has been reclassified to reflect the impact of the final allocation of the June 20, 2003 Acquisition purchase price. Such changes had no impact on previously reported results of operations. The income statement for the 2003 period has been reclassified to conform to the 2004 presentation.

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

Change in Income Tax Filing Status

As discussed in Note C, the Predecessor Company had elected for certain of its subsidiaries to be taxed as S corporations pursuant to the Internal Revenue Code. In connection with the Acquisition, the Company terminated its S corporation elections and became a C corporation and, consequently, became subject to Federal and additional state and local income taxes. As part of the allocation of the Acquisition purchase price, net deferred tax assets have been calculated based on UCI’s higher effective tax rate. The pro forma information presented below includes adjustments for, among other things, the change in the Company’s income tax filing status. The pro forma income tax amount includes income taxes as if the Company had been filing as a C corporation for the entire period.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

Allocation of the Acquisition Purchase Price and Pro Forma Information

The Acquisition is accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired companies are included in the results of UCI beginning on the June 20, 2003 acquisition date.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)
Current assets	$474
Property, plant and equipment	214
Goodwill	167
Other intangible assets	97
Deferred taxes	7
Other long term assets	3

Total assets acquired	962

Current liabilities	93
Long-term debt, excluding borrowings to fund the Acquisition purchase price and related transaction fees	2
Pension and other postretirement liabilities	37
Other long-term liabilities	4

Total liabilities assumed	136

Net assets acquired	$826

Of the $97 million of acquired intangible assets, approximately $40 million was assigned to trademarks that are not subject to amortization, $50 million was assigned to customer relationships and $7 million was assigned to technologies. The estimated useful lives of the technologies and customer relationships are 10 – 15 years. For the three and nine months ended September 30, 2004, amortization expense was $1.5 and $5.3 million. Accumulated amortization at September 30, 2004 was $8.4 million.

The $167 million of goodwill resulting from the transaction and all but approximately $10 million of the written-up values of the other assets are deductible for income tax purposes.

Below is unaudited pro forma data for the nine months ended September 30, 2003, after giving effect to the Acquisition as if it had occurred on January 1, 2003. The pro forma adjustments give effect to (i) the allocation of the June 20, 2003 Acquisition purchase price, (ii) the Company’s capital structure immediately after the Acquisition, (iii) the Carlyle management fee (see Note K), and (iv) income tax expense based on a C corporation filing status. The pro forma earnings data does not purport to represent what the results of operations would have been if the Acquisition had occurred as of the dates indicated above, or what the results will be in future periods.

Pro Forma Data
Nine Months Ended
Sept. 30, 2003
(in thousands)
Net sales	$730,564
Operating loss	(13,034)
Net loss	(31,930)

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

NOTE D — SALE OF RECEIVABLES

In the third quarter of 2004, UCI entered into agreements to sell undivided interests in certain of its receivables to a factoring company, which in turn has the right to sell an undivided interest to a financial institution or other third party. UCI enters these agreements at its discretion when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $9 million of receivables. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI will not service the receivables after the sale.

The sales of receivables were accounted for as a sale in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of sale. The costs of the sales were a 0.25% agent’s fee and a discount deducted by the factoring company, which is calculated based on LIBOR plus 1.5%. These costs were $42,000 in the third quarter of 2004.

NOTE E — INVENTORIES

The components of inventory consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw material	$32,937	$29,305
Work in process	56,103	47,056
Finished products	123,870	116,176
Valuation reserves	(21,651)	(23,740)

	$191,259	$168,797

Inventories are stated at the lower of cost or market. Cost is principally determined using the first-in, first-out method. Inventories are reduced by an allowance for excess and obsolete inventories, based on the Company’s assessment of on-hand inventories. The expense of inventory write-downs is included in cost of sales.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE F — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	Sept. 30,	December 31,
	2004	2003
Salaries and wages	$3,380	$2,464
Bonuses	5,183	5,712
Vacation pay	5,821	5,252
Pension and other postretirement liabilities	2,747	3,174
Profit sharing	879	1,546
Product returns	14,507	13,999
Rebates and discounts due customers	6,713	4,902
Other credits due customers	2,090	4,518
Insurance	9,551	1,687
Taxes payable	2,407	768
Interest	7,415	1,882
Final payment of Acquisition purchase price	—	8,000
Other	17,840	12,825

	$78,533	$66,729

NOTE G – PRODUCT RETURNS LIABILITY

The product returns liability is included in accrued expenses and other current liabilities. It includes accruals for parts returned due to manufacturing defect and for certain parts returned because of customer excess quantities. The changes in the Company’s product returns liability are as follows (in thousands):

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2004	Sept. 30, 2003
Liability, beginning of period	$13,999	$4,252
Returned parts expense	(27,894)	(26,181)
Additional loss provision	28,402	26,123
Allocation of acquisition purchase price adjustments		9,600

Liability, end of period	$14,507	$13,794

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE H—EMPLOYEE BENEFIT PLANS

The following are the components of net periodic pension expense (in thousands):

	UCI Consolidated
	Three Months Ended Sept. 30,		Nine Months Ended	Predecessor Combined Six Months Ended
	2004	2003	Sept. 30, 2004	June 30, 2003
Service cost	$2,035	$1,636	$6,104	$3,483
Interest cost	2,922	2,383	8,816	5,071
Expected return on plan assets	(3,321)	(2,641)	(10,074)	(6,684)
Amortization of transition asset	—	—	—	(88)
Amortization of prior service cost	—	—	—	270
Amortization of unrecognized gain	—	—	—	(93)

	$1,636	$1,378	$4,846	$1,959

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. The Company will recognize the effects of the Act in its next measurement of plan assets and obligations, which is January 1, 2005. The effects of the Act on retiree medical costs and the recorded liability for retiree health care benefits will be immaterial.

NOTE I — STOCK OPTION

The Company uses the “disclosure only” provision of SFAS 123. Accordingly, stock options are accounted for by the “intrinsic value method” of APB Opinion No. 25. Below is a reconciliation to the pro forma after tax effect of compensation expense for the stock options had such expense been determined in accordance with the “fair value method” prescribed by SFAS No. 123 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	Sept. 30, 2004	Sept. 30, 2004
Net income as reported	$10,280	$28,032
Stock option cost included in net income as reported, net of tax	—	—
Stock option cost that would have been reported using the “fair value method”, net of tax	(528)	(1,568)

Pro forma net income had the “fair value method” been used	$9,752	$26,464

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE J — GEOGRAPHIC INFORMATION

The Company had the following sales by country (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
United States	$214,083	$206,422	$652,265	$605,823
Canada	8,138	7,277	25,638	22,427
United Kingdom	8,004	9,360	28,923	27,898
Mexico	6,361	6,704	19,279	18,507
Germany	3,015	2,400	9,860	8,429
Spain	766	778	2,728	2,373
Belgium	1,480	1,489	5,134	4,672
France	3,812	1,972	7,855	6,042
Other	11,907	15,516	36,647	34,393

	$257,566	$251,918	$788,329	$730,564

For all periods after the June 20, 2003 Acquisition, the above sales are those of United Components, Inc. Approximately 62% of the sales for the nine months ended September 30, 2003, are those of the Predecessor company.

Net long-lived assets by country are presented below (in thousands):

	Sept. 30,	December 31,
	2004	2003
United States	$271,185	$140,003
United Kingdom	35,936	32,207
Mexico	12,936	9,528
Spain	3,821	3,362
Canada	310	301
Goodwill only for September 30, 2004	166,559	—
Preliminary allocation of the June 20, 2003 acquisition purchase price, not yet allocated to operating entities as of December 31, 2003	—	310,633

	$490,747	$496,034

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE K — RELATED PARTY TRANSACTIONS

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

The Predecessor Company extended financing to UIS. Interest income from UIS was $1.4 million for the nine months ended September 30, 2003. This income is recorded as interest income.

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

NOTE L — CONTINGENCIES

Environmental

The Company is subject to contingencies pursuant to environmental laws and regulations that in the future may require the Company to take action to correct the effects on the environment of prior disposal practices or releases of chemical or petroleum substances by the Company or other parties. The Company has been identified as a potentially responsible party for contamination at several sites. As a result, the Company has accrued liabilities for certain environmental testing and remediation activities included in the “accrued expenses and other current liabilities” line and the “other liabilities” line on the balance sheet. While there is inherent uncertainty in such matters, in management’s opinion, the amounts accrued are appropriate based on the facts and circumstances that are currently known. The Company believes that the ultimate outcome of these matters will not have a material adverse effect on the financial position of the Company or results of operations for a full year. However, adjustment to the ultimate outcome of the matters could have a material adverse effect on the results for a single quarter.

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

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE M — NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2004, the FASB’s Emerging Issues Task Force concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides guidance regarding the determination of when an impairment of debt and marketable equity securities and investments, which are accounted for under the cost method, should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities that are classified as available-for-sale or held-to-maturity and are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003 and had no effect on the Company’s financial statements. In the third quarter of 2004, the accounting guidance of EITF 03-01 became effective and had no effect on the Company’s financial statements.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), which provides guidance regarding the accounting and disclosure related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) that was signed into law in December 2003. FSP 106-2 is effective for interim and annual periods beginning after June 15, 2004. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. The Company has concluded that enactment of the Act is not a ‘significant event’ as defined in SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” Therefore, in accordance with FSP 106-2, the Company will recognize the effects of the Act in its next measurement of plan assets and obligations, which is January 1, 2005. The effects of the Act on retiree medical costs and the recorded liability for retiree health care benefits will be immaterial.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE N — OTHER INFORMATION

Cash payments for interest and income taxes (net of refunds) (in thousands):

	UCI	UCI	UCI	UCI	Predecessor
	Consolidated	Consolidated	Consolidated	Consolidated	Combined
	Three Months	Three Months	Nine Months	June 21, 2003	Jan. 1, 2003
	Ended	Ended	Ended	to	to
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003	June 20, 2003
Interest	$3,079	$4,018	$18,916	$4,018	$323
Income taxes	10,828	275	13,383	275	1,973
Noncash transactions:
Dividends recorded as a reduction to the receivable from UIS					56,630
Additions to capital stock of subsidiaries through capitalization of amounts due to UIS					20,271

On March 1, 2004, the Company made a voluntary prepayment of $40 million of outstanding senior credit facility term loan borrowings.

At September 30, 2004, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

In the 2004 third quarter, the Company recorded $433,000 pre-tax expense for losses associated with the closure of certain distribution facilities that have been closed as of September 30, 2004. The pre-tax expense includes $57,000 of employee severance costs and $376,000 for lease commitments, net of estimated sublease income. Such lease commitments are for distribution facilities that will not be used by the Company for the remaining term.

NOTE O — GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

The September 30, 2004 UCI Consolidated, UCI, Guarantor and Non-Guarantor condensed balance sheets that follow in this Note O include the final allocation of the June 20, 2003 Acquisition purchase price. The UCI Consolidated, UCI, Guarantor and Non-Guarantor condensed income statements for the 2004 periods include the effects of the allocation of the June 20, 2003 Acquisition purchase price. For all 2003 condensed balance sheets and income statements that follow in this Note O, step-up amounts resulting from the preliminary allocation of the Acquisition purchase price are included with UCI and were not allocated to its subsidiaries. Consequently, the 2003 Guarantor and Non-Guarantor financial statements are reported on the Predecessor’s historical basis. Preliminary purchase price allocations were based on preliminary estimates of the fair value of assets acquired and liabilities assumed.

Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

Consolidating Condensed Balance Sheet
September 30, 2004 (unaudited)
(in thousands)

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor
Assets
Current assets
Cash and cash equivalents	$27,160	$		$17,411	$2,608	$7,141
Accounts receivable, net	267,091				245,721	21,370
Inventories	191,259				174,971	16,288
Deferred tax	15,345			(1,242)	15,288	1,299
Other current assets	14,154			3,582	4,154	6,418

Total current assets	515,009			19,751	442,742	52,516
Property, plant and equipment, net	214,673			1,098	167,288	46,287
Intercompany receivables	—		(135,532)		132,372	3,160
Investment in subsidiaries	—		(715,095)	703,930	11,165
Goodwill	166,559			166,559
Other intangible assets, net	90,449			1,730	86,296	2,423
Deferred financing costs	8,437			8,437
Deferred tax	—
Pension and other assets	10,629			220	10,265	144

Total assets	$1,005,756		$(850,627)	$901,725	$850,128	$104,530

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$105,561	$		$476	$91,542	$13,543
Notes payable	822					822
Current maturities of long-term debt	81					81
Accrued expenses and other current liabilities	78,533			9,781	61,791	6,961

Total current liabilities	184,997			10,257	153,333	21,407
Long-term debt, less current maturities	481,705			481,483		222
Pension and other postretirement liabilities	49,594			459	34,598	14,537
Deferred tax	2,740			4,263	(686)	(837)
Other liabilities	2,772				2,772
Intercompany payables	—		(135,532)	121,315	2,676	11,541
Total shareholder’s equity	283,948		(715,095)	283,948	657,435	57,660

Total liabilities and shareholder’s equity	$1,005,756		$(850,627)	$901,725	$850,128	$104,530

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

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

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

Consolidating Condensed Income Statement
Three Months Ended September 30, 2004 (Unaudited)
(in thousands)

	UCI Consolidated	Eliminations	UCI		Guarantor	Non-Guarantor
Net sales	$257,566	$(3,294)	$		$231,682	$29,178
Cost of sales	202,834	(3,294)			181,380	24,748

Gross profit	54,732				50,302	4,430
Operating expenses
Selling and warehousing	17,436			26	15,650	1,760
General and administrative	10,201			2,564	5,507	2,130
Amortization of intangibles	1,566				1,566

Operating income (loss)	25,529			(2,590)	27,579	540
Other income (expense)
Interest income	35	(130)		7	120	38
Interest expense	(8,134)	130		(8,150)	(24)	(90)
Management fee expense	(500)			(500)
Miscellaneous, net	168				188	(20)

Income (loss) before income taxes	17,098			(11,233)	27,863	468
Income tax expense (benefit)	6,818			(4,979)	11,550	247

Increase (decrease) before equity in earnings of subsidiaries	10,280			(6,254)	16,313	221
Equity in earnings of subsidiaries		(16,326)		16,534	(208)

Net income (loss)	$10,280	$(16,326)		$10,280	$16,105	$221

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

Consolidating Condensed Income Statement
Three Months Ended September 30, 2003 (unaudited)
(in thousands)

	Predecessor					Non-
	Combined	Eliminations	UCI		Guarantor	Guarantor
Net sales	$251,918	$(2,607)	$		$227,323	$27,202
Cost of sales	224,347	(2,607)		25,146	181,012	20,796

Gross profit (loss)	27,571			(25,146)	46,311	6,406
Operating expenses
Selling and warehousing	17,218				15,645	1,573
General and administrative	10,287			2,058	4,105	4,124
Amortization of intangible assets	1,386			1,252	134

Operating income (loss)	(1,320)			(28,456)	26,427	709

Other income (expense)
Interest income	86	(125)		9	145	57
Interest expense	(10,525)	125		(10,518)	(15)	(117)
Management fee expense	(506)			(500)	32	(38)
Miscellaneous, net	80			110	(150)	120

Income (loss) before income taxes	(12,185)			(39,355)	26,439	731
Income tax expense (benefit)	(4,630)			(16,196)	11,038	528

Increase (decrease) before equity in earnings of subsidiaries	(7,555)			(23,159)	15,401	203
Equity in earnings of subsidiaries		(15,604)		15,604

Net income (loss)	$(7,555)	$(15,604)		$(7,555)	$15,401	$203

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

Consolidating Condensed Income Statement
Nine Months Ended September 30, 2004 (unaudited)
(in thousands)

	UCI					Non-
	Consolidated	Eliminations	UCI		Guarantor	Guarantor
Net sales	$788,329	$(11,035)	$		$705,015	$94,349
Cost of sales	618,254	(11,035)			551,510	77,779

Gross profit	170,075				153,505	16,570
Operating expenses
Selling and warehousing	55,823				50,372	5,451
General and administrative	34,400			7,718	18,829	7,853
Amortization of intangible assets	5,268				5,268

Operating income (loss)	74,584			(7,718)	79,036	3,266

Other income (expense)
Interest income	148	(361)		16	342	151
Interest expense	(26,835)	361		(26,822)	(64)	(310)
Management fee expense	(1,500)			(1,500)
Miscellaneous, net	294				257	37

Income (loss) before income taxes	46,691			(36,024)	79,571	3,144
Income tax expense (benefit)	18,659			(14,836)	31,748	1,747

Increase (decrease) before equity in earnings of subsidiaries	28,032			(21,188)	47,823	1,397
Equity in earnings of subsidiaries		(47,560)		49,220	(1,660)

Net income (loss)	$28,032	$(47,560)		$28,032	$46,163	$1,397

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

Consolidating Condensed Income Statement
June 21, 2003 to September 30, 2003 (Unaudited)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor
			(in thousands)
Net sales	$278,097	$(2,965)	$	$250,622	$30,440
Cost of sales	247,749	(2,965)	28,219	199,649	22,846

Gross profit (loss)	30,348		(28,219)	50,973	7,594
Operating expenses
Selling and warehousing	19,431			17,716	1,715
General and administrative	11,891		2,543	4,582	4,766
Amortization of other intangibles	1,386		1,356	30

Operating income (loss)	(2,360)		(32,118)	28,645	1,113

Other income (expense)
Interest income	86	(359)	23	372	50
Interest expense	(14,385)	359	(14,390)	(221)	(133)
Management fee expense	(561)		(500)	(24)	(37)
Miscellaneous, net	191			54	137

Income (loss) before income taxes	(17,029)		(46,985)	28,826	1,130
Income tax expense (benefit)	(6,471)		(18,045)	11,040	534

Increase (decrease) before equity in earnings of subsidiaries	(10,558)		(28,940)	17,786	596
Equity in earnings of subsidiaries		(18,382)	18,382

Net income (loss)	$(10,558)	$(18,382)	$(10,558)	$17,786	$596

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

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

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

Consolidating Condensed Statement of Cash Flows
Nine months ended September 30, 2004 (unaudited)
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor
Net cash provided by operating activities	$55,600	$	$27,281	$20,376	$7,943

Cash flows from investing activities:
Final payment of Acquisition purchase price	(8,000)		(8,000)
Capital expenditures	(28,636)		(2,101)	(22,348)	(4,187)
Proceeds from the sale of assets	399			132	267

Net cash used in investing activities	(36,237)		(10,101)	(22,216)	(3,920)

Cash flows from financing activities:
Issuance of debt	467				467
Debt repayments	(40,591)		(40,000)		(591)
Stockholder’s equity contribution	1,735		1,735
Dividends	—		5,332		(5,332)

Net cash used in financing activities	(38,389)		(32,933)		(5,456)

Effect of exchange rate changes on cash	56				56

Net decrease in cash and cash equivalents	(18,970)		(15,753)	(1,840)	(1,377)
Cash and cash equivalents at beginning of period	46,130		33,164	4,448	8,518

Cash and cash equivalents at end of period	$27,160	$	$17,411	$2,608	$7,141

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

Combining Condensed Statement of Cash Flows
June 21 to September 30, 2003 (unaudited)
(in thousands)

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor
Net cash provided by operating activities	$74,425	$	$63,967	$5,627	$4,831

Cash flows from investing activities:
Acquisition and related fees	(818,380)		(818,380)
Capital expenditures	(8,340)		(30)	(6,684)	(1,626)
Proceeds from sale of assets	2,252				2,252

Net cash provided by (used in) investing activities	(824,468)		(818,410)	(6,684)	626

Cash flows from financing activities:
Issuance of debt	585,000		585,000
Financing fees and debt issuance cost	(21,871)		(21,871)
Stockholder’s equity contribution	261,011		261,011
Debt repayments	(5,468)		(5,000)		(468)

Net cash provided by (used in) financing activities	818,672		819,140		(468)

Effect of exchange rate changes on cash	(3)				(3)

Net increase (decrease) in cash and cash equivalents	68,626		64,697	(1,057)	4,986
Cash and cash equivalents at beginning of period	4,452			2,368	2,084

Cash and cash equivalents at end of period	$73,078	$	$64,697	$1,311	$7,070

United Components, Inc.

Notes to Condensed Financial Statements (unaudited)

NOTE O (continued)

Combining Condensed Statement of Cash Flows
January 1 to June 20, 2003 (unaudited)
(in thousands)

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor
Net cash provided by operating activities	$23,893	$	$	$21,650	$2,243

Cash flows from investing activities:
Capital expenditures	(21,388)			(16,026)	(5,362)
Proceeds from sale of assets	215			34	181

Net cash used in investing activities	(21,173)			(15,992)	(5,181)

Cash flows from financing activities:
Debt repayments	(98)				(98)
Dividends and transfers to UIS, Inc., net	(28,033)			(10,527)	(17,506)

Net cash used in financing activities	(28,131)			(10,527)	(17,604)

Effect of exchange rate changes on cash	1,509				1,509

Net decrease in cash and equivalents	(23,902)			(4,869)	(19,033)
Cash and cash equivalents at beginning of period	28,354			7,237	21,117

Cash and cash equivalents at end of period	$4,452	$	$	$2,368	$2,084

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

We believe we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market, consisting of approximately 60,000 part numbers. We believe our breadth of product offering is a key competitive advantage. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry. We have established a network of manufacturing facilities, distribution centers and offices located in the United States, Europe, Mexico and China, with a global work force of approximately 6,700 employees as of September 30, 2004.

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

In 2004, global demand for steel is high and is resulting in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on its high steel content products. Existing price increases, as well as any future increases, have not and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI price increases, adversely affected pre-tax income by approximately $0.8 million in the third quarter of 2004. The adverse effect in the fourth quarter of 2004 is expected to be significantly higher.

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

In the long run, management thinks that general and administrative expenses, as well as selling and warehousing expenses, as a percentage of sales are key measures. Management is working to reduce these percentages.

Cash Generation. Net cash from operating activities was $55.6 million. Capital expenditures were $28.6 million. The net cash generated from these activities was $27.0 million.

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

We believe the following accounting policies are the most critical to us, because they are important to our financial statements and they require our most complex judgments in the preparation of the financial statements.

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

Insurance Reserves. Prior to the Acquisition, the Company had insurance under UIS’s master policies for group, worker’s compensation, automobile, product and general liability. These policies were subject to retrospective rating adjustments for which we were responsible. These adjustments were predicated upon paid losses, reserves and expenses. The projections involved in this estimate were subject to substantial uncertainty because of several factors which are difficult to predict, including actual claims experience, regulatory changes, litigation trends and changes in inflation.

As of the June 20, 2003 Acquisition, the Company is no longer covered by the UIS master insurance policies. As of that date, the Company has purchased insurance, which does not include retrospective rating adjustments but does include high deductibles for which the Company is responsible. Consequently, the Company is subject to the same substantial uncertainties as those described in the preceding paragraph. Unpaid estimated losses, for which the Company is responsible, are recorded in accrued expenses in the September 30, 2004 and December 31, 2003 balance sheets.

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

Results of Operations

The following table was derived from the United Components, Inc. consolidated income statements for the 2004 periods presented and from the United Components, Inc. consolidated and the Predecessor Company combined income statements for the 2003 periods. To enable meaningful comparisons, the consolidated results of United Components, Inc., after the June 20, 2003 Acquisition, and the combined results of the Predecessor Company before the June 20, 2003 Acquisition, have been combined. The amounts are presented in millions of dollars.

	Three Months		Nine Months
	Ended		Ended
	Sept. 30,		Sept. 30,
	2004	2003	2004	2003
Net sales	$257.6	$251.9	$788.3	$730.6
Cost of sales	202.9	224.3	618.2	626.0

Gross profit	54.7	27.6	170.1	104.6

Operating expenses
Selling and warehousing	17.4	17.2	55.8	53.0
General and administrative	10.2	10.3	34.4	30.9
Amortization of intangible assets	1.6	1.4	5.3	1.4

Operating income (loss)	25.5	(1.3)	74.6	19.3

Interest, net	(8.1)	(10.4)	(26.7)	(12.8)
Management fee expense	(.5)	(0.5)	(1.5)	(0.6)
Miscellaneous, net	.2	—	.3	(0.2)

Income (loss) before income taxes	17.1	(12.2)	46.7	5.7
Income tax expense (benefit)	6.8	(4.6)	18.7	(5.5)

Net income (loss)	$10.3	$(7.6)	$28.0	$11.2

Pro forma net income (loss), adjusted only for change in tax filing status (1)	$10.3	$(7.6)	$28.0	$3.6

(1)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. The historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and C to the financial statements.

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Net sales. Net sales increased $5.7 million, or 2.3%, from $251.9 million in the 2003 quarter to $257.6 million in the 2004 quarter. The increases were in the retail, heavy duty and original equipment sales and service channels.

Cost of sales. Cost of sales was $202.9 million in the 2004 quarter compared to $224.3 million in the 2003 quarter. The 2004 amount includes the cost associated with the higher 2004 volume. Both quarters were adversely affected by non-cash Acquisition-related charges, which totaled $1.2 million in the 2004 quarter and $25.3 million in the 2003 quarter.

The non-cash Acquisition-related charges include: (i) $22.6 million of cost in the 2003 quarter due to the sale of inventory that was written-up above cost to market as part of the allocation of the Acquisition purchase price; and (ii) higher depreciation expense of $1.2 million in the 2004 quarter and $2.7 million in the 2003 quarter resulting from the Acquisition-related step-up of property, plant and equipment. The higher depreciation will continue in the long-term. The additional cost of selling the stepped-up inventory on-hand at the Acquisition date stopped adversely affecting results in the first quarter of 2004, when the last of such inventory was sold.

Excluding the non-recurring Acquisition-related $22.6 million inventory charge, gross profit in the 2003 quarter would have been $50.2 million, or 19.9% of sales. This compares to $54.7 million, or 21.2%, in the 2004 quarter. Of the 1.3 percentage point improvement, 0.6 is due to lower 2004 depreciation of the Acquisition-related step-up of property, plant and equipment. The remaining improvement is due to cost reductions, which resulted in a 1.0 percentage point improvement, partially offset by the 0.3 percentage point adverse effect of higher steel costs. The cost reductions were primarily from the savings due to improved procurement of materials and reduced insurance costs. The higher steel cost is the result of worldwide steel shortages and price increases. This cost increase was partially offset by price increases to our customers on UCI’s high steel content products.

Selling and warehousing expenses. Selling and warehousing expenses of $17.4 million for the 2004 quarter were $0.2 million higher than the 2003 quarter. In both the 2004 and 2003 quarters, this cost was 6.8% of sales.

General and administrative expenses. General and administrative expenses for the 2004 quarter were $10.2 million compared to $10.3 million in the 2003 quarter. Expense for the third quarter of 2003 includes $1.5 million of unusual costs incurred in connection with the transition to a new, more strategically focused stand-alone company. Expenses for the third quarter of 2004 include (i) the higher cost of operating as a stand-alone company after the Acquisition; and (ii) the Company’s investment in processes and management talent necessary to drive improvements in future operational efficiency.

Interest, net. Net interest expense of $8.1 million in the 2004 quarter compares to $10.4 million in the 2003 quarter. The $2.3 million reduction is due to lower debt levels and lower interest rates in 2004 and 2004 interest capitalization related to a large 2004 capital project. The Company attained lower interest rates on its senior credit facilities borrowings by achieving certain financial ratio targets.

Income taxes. The change in income taxes is primarily due to the change from a pre-tax loss in 2003 to pre-tax income in 2004.

Net Income. Due to the factors described above, net income increased $17.9 million from a $7.6 million net loss in the 2003 quarter to $10.3 million of net income in the 2004 quarter.

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Net sales. Net sales increased $57.7 million, or 7.9%, from $730.6 million in the first nine months of 2003 to $788.3 million in the first nine months of 2004. The increase is primarily volume driven, with increases in all market channels.

Cost of sales. Cost of sales was $618.2 million in the first nine months of 2004 compared to $626.0 million in the 2003 first nine months. The 2004 amount includes the cost associated with the higher 2004 sales volume. The 2003 amount includes $21.3 million of one-time cost adjustments. Both periods were adversely affected by non-cash Acquisition-related charges, which totaled $4.2 million in the first nine months of 2004 and $28.2 million in the first nine months of 2003.

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

The aforementioned non-cash Acquisition-related charges include: (i) cost of $0.5 million in the first nine months of 2004 and $25.2 million in the first nine months of 2003, due to the sale of inventory that was written-up above cost to market value, as part of the allocation of the Acquisition purchase price; and (ii) higher depreciation expense of $3.7 million in the first nine months of 2004 and $3.0 million in the first nine months of 2003 resulting from the Acquisition-related step-up of property, plant and equipment. The higher depreciation expense will continue in the long-term. All of the additional cost of selling the stepped-up inventory on-hand at the Acquisition date was realized in full by the end of first quarter of 2004.

Excluding the $0.5 million of non-cash Acquisition-related costs resulting from the sale of the written-up inventory, gross profit for the first nine months of 2004 would have been $170.6 million, or 21.6% of sales. Excluding the $21.3 million of one-time adjustments and the $25.2 million of non-cash Acquisition-related costs resulting from the sale of the written-up inventory, gross profit in the first nine months of 2003 would have been $151.1 million, or 20.7% of sales. The 0.9 percentage point improvement in gross margin in 2004 is due to gains in manufacturing efficiency, increased sales volume, savings due to improved procurement of material, and reduced insurance costs.

Selling and warehousing expenses. Selling and warehousing expenses of $55.8 million for the first nine months of 2004 are $2.8 million higher than the first nine months of 2003. In the 2004 nine month period, this cost was 7.1% of sales compared to 7.3% in the first nine months of 2003.

General and administrative expenses. General and administrative expenses for the first nine months of 2004 were $34.4 million compared to $30.9 million in the first nine months of 2003. The 2003 nine month period includes a $1.6 million higher provision for bad debt expense and $1.5 million of unusual costs incurred in connection with the transition to a new, more strategically focused stand-alone company. Costs in the 2004 nine month period include (i) the higher cost of operating as a stand-alone company after the Acquisition; and (ii) the Company’s investment in processes and management talent necessary to drive improvements in future operational efficiency.

Interest, net. Net interest expense increased from $12.8 million in the first nine months of 2003 to $26.7 million in the first nine months of 2004. The $13.9 million increase included: (i) $0.6 million of accelerated write-off of debt issuance costs due to voluntary prepayments of debt; (ii) $12.5 million of interest expense on Acquisition-related debt; and (iii) $1.4 million lower interest income on loans to the Predecessor Company’s previous owner, which were canceled in connection with the Acquisition. These increases were partially offset by $0.6 million of interest capitalization related to a large 2004 capital project.

Income taxes. The change in income taxes is driven by changes in pre-tax income plus the effects of the Company’s transition from S corporation filing status before the June 20,2003 Acquisition to C corporation filing status after the Acquisition.

Net Income. Due to the factors described above, net income increased $16.8 million from $11.2 million in the 2003 nine month period to $28.0 million of net income in the 2004 nine month period.

Liquidity and Capital Resources

At December 31, 2003, the Company had $46.1 million of cash and $528.3 million of debt outstanding. (The difference between this debt amount and the amount on the balance sheet is $6 million of unamortized debt issuance cost.) The Company’s December 31, 2003 debt included $297 million of senior credit facility term loans and its $230 million senior subordinated notes. On March 1, 2004, the Company made a voluntary prepayment of $40 million of term loan borrowings. The Company funded this $40 million prepayment with cash generated from operations. At September 30, 2004, the Company had $27.2 million of cash and $488.1 million of debt outstanding (before netting unamortized debt issuance cost).

At the $488.1 million debt level, annual interest expense, including amortization of deferred financing costs and debt issuance cost, is approximately $35.2 million at September 30, 2004 borrowing rates. A 0.25% increase in the variable interest rate would have increased the annual interest cost by $0.3 million. The Company’s significant debt service obligations could, under certain circumstances, have material consequences.

The Company’s primary source of liquidity is cash flow from operations and borrowings under its $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. At September 30, 2004 there were no outstanding revolving credit borrowings; however, $5.8 million of revolving credit borrowing capacity has been used to support outstanding letters of credit.

On May 27, 2004, the Company amended its credit agreement to permit sales of and liens on receivables which are being sold pursuant to factoring arrangements, subject to certain limitations. The Company intends to factor its receivables when it is economically beneficial to do so. The Company has established a factoring relationship with one of its customers, which has resulted in the sale of approximately $6 million of receivables that would otherwise have been outstanding at September 30, 2004 and which is expected to increase this amount to $9 million by year-end. The Company is evaluating other factoring arrangements which, if implemented, would increase the amount of receivables sold by year-end 2004.

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

Net cash provided by operating activities

Net cash provided by operating activities for the nine months ended September 30, 2004 was $55.6 million. Profits, before deducting depreciation and amortization, generated $62.2 million. Increased receivables resulted in a $37 million use of cash. This increase in receivables was primarily due to significantly higher sales in the third quarter of 2004 compared to the fourth quarter of 2003. The increased sales resulted in about $29 million of the $37 million increase. The remaining $8 million increase is due to the combined effect of normal receivables fluctuations, selective extensions of customer payment terms, and factoring of receivables. Increases in inventory resulted in a $22.5 million use of cash. Inventory was increased to fund the significantly higher cost of steel, to support expanded product offerings, and to build temporary buffer stock in advance of production changes that will lower our manufacturing costs and reduce inventory levels in the long run. The receivables and inventory working capital changes were partially offset by the favorable effect of $30.9 million due to an increase in accounts payable. The increase in payables is due primarily to extending payment timeframes with our suppliers, as well as expenditures to support the inventory build. Changes in other assets and liabilities netted to a $21.9 million positive effect on cash. This $21.9 million includes: (i) a $5.5 million increase in interest payable, which will be paid down in the fourth quarter; (ii) $5.5 million of higher book versus tax return tax expenses, which will not require payment in the near term; and (iii) $7.9 million of self-insurance expense accruals, which will not require payment in the near term.

Net cash used in investing activities

Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2004 and 2003 were $28.6 million and $29.7 million, respectively. Approximately $12.6 and $10.5 million of the 2004 and 2003 nine month capital expenditures were related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. The 2004 amount includes $2.6 million for the initial implementation stages of a new, fully integrated information technology system, which will support financial reporting and operations. Capital expenditures for the 2003 full year were $43.4 million. For the full year 2004, capital expenditures are expected to be approximately $44 to $46 million.

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

In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), which provides guidance regarding the accounting and disclosure related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) that was signed into law in December 2003. FSP 106-2 is effective for interim and annual periods beginning after June 15, 2004. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. The Company has concluded that enactment of the Act is not a ‘significant event’ as defined in SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” Therefore, in accordance with FSP 106-2, the Company will recognize the effects of the Act in its next measurement of plan assets and obligations, which is January 1, 2005. The effects of the Act on retiree medical costs and the recorded liability for retiree health care benefits will be immaterial.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Currency Exposure

Currency translation exposure. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, Euro, Canadian dollar and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2003, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations as measured in dollars are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our annual net income would have been lower by $0.3 million in 2003 due to the reduction in reported results from our foreign operations.

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

In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of September 30, 2004, we had no outstanding foreign currency contracts. We do not engage in any speculative activities.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible additional controls and procedures.

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

(b) Reports on Form 8-K filed during the quarter ended September 30, 2004.

The Company filed a current report on Form 8-K dated August 10, 2004 with respect to announcing financial results for the quarter ended June 30, 2004 (Items 7 and 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.
Date: November 12, 2004	By:	/s/ Charles T. Dickson
	Name:	Charles T. Dickson
	Title:	Chief Financial Officer