Form 10-K
period 2004-12-31
UNITED COMPONENTS INC
filed 2005-03-30
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
Documents Incorporated by Reference: None

PART I

ITEM 1.	BUSINESS
Overview
      United Components, Inc. (“UCI”, the “Company”, or “we”) was incorporated on April 16, 2003, and on June 20, 2003, we purchased all of our operating units from UIS, Inc., and UIS Industries, Inc. (together “UIS”). For more information regarding the purchase of our operations, see “The Acquisition and Ownership” section, which immediately follows this overview.
      Prior to June 20, 2003, our operations comprised the vehicle parts businesses of UIS. Beginning with the purchase of Airtex in 1958, UIS continued acquisitions in the automotive industry over the following four decades, resulting in the acquisitions of Wells Manufacturing, Champion Laboratories, Neapco, Flexible Lamps and Pioneer. Over the years, UIS achieved growth in these businesses through increased parts offerings and domestic and international expansion.
      We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management components, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 77% of our net sales in 2004 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. We continue to expand our product and service offerings to meet the changing needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of over 60,000 parts. We believe our breadth of product offering, in combination with our extensive manufacturing and distribution capabilities, product innovation and reputation for quality and service, are responsible for our ongoing leadership position in our industry. We have established a network of manufacturing facilities, distribution centers and offices located in the United States, Europe, Mexico and China, with a global work force of approximately 6,900 employees as of December 31, 2004. In 2004, our net sales were $1,026.7 million.
      Unlike many companies that are exclusively or primarily original equipment suppliers, our sales do not necessarily correlate to annual vehicle production. Rather, we believe that the majority of our sales tend to track more closely with the overall growth of the aftermarket. We believe that the aftermarket will continue to grow as a result of increases in the median age of vehicles, total number of miles driven per year by passenger cars, number of vehicles registered in the United States, number of licensed drivers and number of light trucks and sport utility vehicles, which generally require higher priced replacement parts.
      We believe our primary product lines are well positioned in the aftermarket, as our filtration products have relatively short and predictable replacement cycles and our fuel and cooling systems and engine management systems are non-discretionary replacement items. The need for our products increases as cars reach the prime age (six years or older) for aftermarket maintenance. We believe our diversity across products and sales channels is also among the most attractive in the industry, and this diversity allows us to benefit from positive trends impacting different products and sales channels. We have also developed longstanding relationships with our customers through our breadth of product offering, emphasis on customer service, product quality and competitive pricing, as evidenced by the customer awards we have earned over the years. Our customer base includes leading aftermarket companies such as Advance Stores Company, Inc. (Advance Auto Parts), Valvoline Company, a division of Ashland Inc. (Valvoline), AutoZone, Inc. (AutoZone), Carquest Corporation (CARQUEST), MDSA, Inc. (Mighty) and National Automotive Parts Association, a wholly-owned subsidiary of Genuine Parts Company (NAPA), as well as a diverse group of original equipment manufacturers, or OEMs, such as DaimlerChrysler Corporation (DaimlerChrysler), CNH Global N.V. (Case New Holland), Ford Motor Company, Inc. (Ford), General Motors Corporation (GM), Harley-Davidson, Inc. (Harley-Davidson), Deere & Company (John Deere), Mercury Marine Division of Brunswick Corporation (Mercury Marine), Polaris Industries, Inc. (Polaris), Volkswagen of America, Inc. (Volkswagen) and Volvo Truck Corporation (Volvo).

The Acquisition and Ownership
      On June 20, 2003, we purchased the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which is the owner of 100% of the capital stock of Flexible Lamps, Ltd. and Airtex Products Ltd.), Airtex Products S.A., Airtex Products, Inc., (currently Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S. A. de C.V., Automotive Accessory Co. Ltd and Airtex Products, LLC, predecessors to the entities that now own the assets of the Airtex business. We refer to this transaction as the “Acquisition.”
      The purchase price paid was $808 million, plus transaction fees. The Acquisition was financed through a combination of debt and $260 million in cash contributed to us as equity by our parent, UCI Acquisition Holdings, Inc. through contributions from Carlyle Partners III, L.P. and CP III Coinvestment, L.P. We are a wholly owned subsidiary of UCI Acquisition Holdings, Inc. We and UCI Acquisition Holdings, Inc. are corporations formed at the direction of The Carlyle Group, which we refer to as Carlyle.
Our Industry
      The North American vehicle parts industry contains numerous participants, few with our diverse product lines. We believe industry participants are increasingly focused on reducing the size of their supply base and, therefore, value suppliers with a diverse offering of quality products, customized service, and consistent and timely delivery of products. Our industry is also characterized by relatively high barriers to entry, which include the need for significant start-up capital expenditures, initial product depth within a product line, distribution infrastructure and long-standing customer relationships.
      The vehicle parts industry is comprised of four main sales channels: the retail sales channel, the traditional sales channel, the original equipment service (OES) sales channel, and the original equipment manufacturer (OEM) sales channel. The retail, traditional and OES sales channels together comprise the aftermarket. The characteristics of the aftermarket vary considerably from that of the OEM sales channel. While product sales for use by OEMs are one-time sales events, product sales in the aftermarket are of replacement products that are repeatedly purchased. Historically, the largest portion of our net sales has been to the aftermarket portion of the vehicle parts industry. According to the 2004/2005 AAIA Aftermarket Factbook, the U.S. automotive aftermarket (excluding tires) is large and fragmented with an estimated $165 billion of aggregate retail sales in 2003 and is organized around two groups of end-users: the do-it-yourself group (DIY), and the do-it-for-me group (DIFM). The DIY group, which is supplied primarily through the retail channel (e.g., Advance Auto Parts, AutoZone, Pep Boys and Wal-Mart), represented an estimated 21% of industry-wide aftermarket sales in 2003 and consists of consumers who prefer to do various repairs on their vehicles themselves. The DIFM group is supplied primarily through the traditional channel (e.g., CARQUEST and NAPA), which represented an estimated 79% of industry-wide aftermarket sales in 2003, and consists of car dealers, repair shops, service stations and independent installers who perform the work for the consumer.
      According to the 2004/2005 AAIA Aftermarket Factbook, the automotive aftermarket (excluding tires) has grown at an annual average rate of approximately 3.7% from 1994 through 2003. There are a number of factors that contribute to this growth of aftermarket sales, including:
      Consumers are retaining their cars longer. According to R.L. Polk and Co., the median age for passenger cars has increased 82% from 4.9 years in 1970 to 8.9 years in 2004. Because of the significant increase in new car sales in the late 1990s, we believe a surge of vehicles entering the prime age for aftermarket maintenance began in 2004.
      Increasing number of miles driven. The demand for the majority of our products is tied to the regular replacement cycle or the natural wearing cycle of a vehicle part based on actual miles driven. According to the 2004 AASA Automotive Aftermarket Status Report prepared by MEMA (Motor and Equipment Manufacturers Association), annual miles driven in the United States by all types of wheeled vehicles increased every year between 1970 and 2001 with the exception of the three years coinciding with the oil crises of 1974, 1979 and 1980. The 2004/2005 AAIA Aftermarket Factbook reports that from 1993 to 2002, the total miles driven for passenger cars and light trucks increased by 23%, with a compound annual growth rate of 2%. We believe this trend is likely to continue.
      Increasing number of registrations. According to R.L. Polk and Co., the number of registered passenger cars and light trucks, or light vehicles, has increased by 23% since 1993. The 2004 Ward’s Motor Vehicle Facts & Figures book reports that the number of licensed drivers has grown by 12%. According to the 2004/2005 AAIA Aftermarket Factbook, the U.S. light vehicle market achieved the highest total sales on record with 17.4 million cars and light trucks sold in 2000. We believe the buildup in vehicle sales volumes between 1999 and 2002 will also drive the growth in the installed base of older vehicles over the next several years.
      Shifting vehicle mix. The number of light vehicles in use has increased over the past ten years, primarily due to growing consumer interest in pickup trucks and sport utility vehicles, or SUVs. From 1994 to 2003, the number of light trucks in use grew annually by 3.6%, compared to a 0.7% annual increase in passenger cars in use during the same period. By 2002, light trucks began outselling passenger cars. In 2003, light trucks accounted for 53% of all new light vehicle sales. In 2003, 58% of total light vehicles in operation were passenger cars, down from 65% in 1994. This trend is significant as light truck parts are generally more expensive than the parts for passenger cars.
Our Competitive Strengths
      Market Leadership. We are among North America’s largest companies serving the aftermarket, supplying a broad range of vehicle replacement products. We have served our market for many years and, as a result of our performance record, we have won a number of awards from our customers. We believe we are among the market leaders in several of our key business lines, including filtration products, fuel and cooling systems, engine management components, and driveline components.
      Breadth of Product Offering and Service. We believe our product portfolio is one of the broadest in the North American vehicle parts industry. We currently offer over 60,000 parts, which provide our business with a competitive advantage by enabling us to offer our customers a wide array of quality products. In addition, we believe we have an excellent reputation with our customers for providing high quality components, as well as timely delivery, high unit fill rates and customer service.
      Diversified Businesses. We believe the diversity across our products and sales channels is among the most attractive in the industry. Our diversification enables us to capitalize on the growth of the traditional channel, align ourselves with rapidly growing retailers, enhance our recognition in the aftermarket through original equipment sales, and increase our ability to pursue sales in other growth areas, including the heavy-duty filtration market. We also believe our diversification, combined with the non-discretionary replacement nature of our products, lessens the impact of an economic downturn on our business. The following table describes our approximate 2004 net sales by percentage of product and percentage of sales channel:
2004 Net Sales

By Product		By Sales Channel

Oil Filters	20%	Retail	29%
Air Filters	7	Traditional	20
Fuel Filters	5	Heavy-duty Traditional	10
Other Filters(1)	4	Installer	8
Fuel Pumps and Assemblies	20	OES	10
Cooling Systems	13	Auto OEM	10
Engine, Driveline and Lighting		RV OEM	2
Systems(2)	31	Truck/Trailer OEM	5
		Other	6

Total Net Sales	100%	Total Net Sales	100%

(1)	Other Filters includes cabin air filters, hydraulic filters, transmission filters, PVC valves and industrial filters.

(2)	Engine, Driveline and Lighting Systems primarily includes ignition products, signal lighting equipment, specialty distribution, engine management systems, universal joints, electronic controls and heavy-duty components.
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
      Focus on Operating Efficiency. We have pursued, and will continue to pursue, opportunities to optimize our resources and reduce manufacturing costs by, among other things, executing strategic initiatives aimed at improving our operating performance and lowering our manufacturing costs. In 2004, we continued our implementation of a capital investment plan at our filtration production operations, which is designed to expand capacity and reduce manufacturing costs by focusing on lean manufacturing techniques and automation. The first phase of this project, which was completed during the third quarter of 2003, has already begun to lower our cost structure. The second phase is scheduled to be completed in the first half of 2005 and will consolidate the operations at two facilities and add new, high-speed assembly lines for our filtration manufacturing processes. We believe these investments will significantly reduce the labor content involved in assembly, generate a substantial amount of annual cost savings, and add significant production capacity.
      Another of our strategic initiatives is the consolidation of the manufacturing operations in our fuel and cooling systems business. This initiative, scheduled to be completed in the first half of 2005, will reduce the number of manufacturing facilities in this business from five to two. This consolidation is the result of our focus on lean manufacturing techniques and creating available manufacturing space through inventory reduction.
      As of the beginning of 2005, we have completed the consolidation of our distribution network from 25 facilities to 12. This consolidation simplifies our product flow from manufacture to customer and will help reduce the amount of duplicate inventory historically stored in multiple locations.
      Our final strategic operating initiative is the centralization of our procurement activities. Through this initiative we have begun to utilize best practices throughout our purchasing activity and we will be able to leverage the buying power of the Company as a whole. We are also reducing the number of suppliers we use and have increased the percentage of our purchases from foreign sources. These activities achieved positive results in our cost of sales in 2004 and we expect to achieve additional positive results in 2005.
      Capitalize on Favorable Aftermarket Trends. Several trends are likely to affect growth and profitability positively in the aftermarket, including increases in the median age of vehicles, total annual number of light vehicle miles driven, number of vehicles registered in the United States, number of licensed drivers and number of light trucks and sport utility vehicles, which generally require higher priced replacement parts. Because of our breadth and depth of product offerings, diversity of sales channels served and leading market positions, we believe we are well positioned to benefit from this growth in the aftermarket. As such, we are focused on expanding our product lines and solidifying our position as a sole-source provider of aftermarket filtration products, pumps, engine management components and driveline components for many of our customers.
      Expand our Products and Markets Served. We have begun expansion in several fast-growing product lines that we believe offer substantial growth opportunities, such as filtration products for the heavy-duty channel and fuel pump assemblies for the aftermarket. We are also pursuing the growth of our business in the Mexican aftermarket. According to the 2004/2005 AAIA Aftermarket Factbook, Mexico has an increasingly large number of vehicles that are older on average than those in the United States, which we believe will result in an increased demand for replacement products. We currently have three manufacturing facilities in Mexico, and we intend to use the Mexican market as an entry point into Central and South America, where countries including Brazil, Chile, and Venezuela may become targets for selective expansion.
      Capitalize on Integration Opportunities. Prior to the Acquisition, separate back office functions were maintained for each of our businesses. During the past year, we have been integrating some of these functions, and we believe that successful integration of these back office functions, combined with continued low-cost sourcing and selective plant and distribution facility consolidation, could generate meaningful savings for us. However, while we believe there are significant savings to be gained through integration, our primary focus will be to share our best practices and to continue to implement lean manufacturing techniques.
Our Products
      We have an extensive product offering made up of over 60,000 parts, which fall into three primary categories: filtration products, which primarily includes oil, air and fuel filters; fuel and cooling systems, which mainly consists of fuel pumps, fuel pump assemblies and water pumps; and engine, driveline and lighting systems, which is comprised of engine management components, drive shafts and u-joints, lighting systems and specialty distribution services.

	2004	Percent of
	Net Sales	Total Net
Products	(in millions)	Sales	Description

Filtration Products	$368.7	35.9%	Oil, air, fuel, hydraulic, transmission, cabin air and industrial filters
Fuel and Cooling Systems	339.3	33.1	Mechanical fuel pumps, electric fuel pumps, fuel pump assemblies and fuel pump strainers, water pumps, water outlets and fan clutches
Engine, Driveline and Lighting Systems	318.7	31.0	Engine management components, universal joints, driveshafts and components, CV joints and signal lighting equipment
Total Net Sales	$1,026.7	100.0%

Filtration Products
      We are a leading designer and manufacturer of a broad range of filtration products for the automotive, trucking, construction, mining, agriculture and marine industries, as well as other industrial markets. We distribute into both the original equipment manufacturer and the aftermarket channels. We are one of the leading global manufacturers of private label filter products for companies such as AutoZone, GM and Valvoline. Our filtration product offering consists of approximately 4,000 parts and includes oil filters, air filters, fuel filters, transmission filters, cabin air filters, PCV valves, hydraulic filters, fuel dispensing filters and fuel/water separators. Filtration products comprised approximately 36% of our net sales in 2004. The table below summarizes our filtration products.

Products	Description

Oil Filters	Designed to filter engine oil and withstand operating pressures of 40 to 60 PSI at 250° F to 300° F.
Air Filters	Designed to filter the air that enters the engine combustion chamber.
Fuel Filters	Designed to filter the fuel immediately prior to its injection into the engine.
Other Filters	Includes cabin air filters, transmission filters, hydraulic filters, PCV valves and industrial filters.
      In an effort to improve our cost structure, in 2001 we completed construction of a new manufacturing facility in Saltillo, Mexico. Also, in the third quarter of 2003, we completed an $18.6 million major expansion and efficiency improvement project at our Albion, Illinois manufacturing site. This effort was the first phase in a two-phase capital investment plan designed to improve operating efficiency and lower costs.
      In 2003, we initiated the second phase of the capital investment plan. This $32.0 million project has been in process for all of 2004 and is expected to be completed in the second quarter of 2005. Among other things, the project adds two new high-speed oil assembly lines in Albion and relocates most of the West Salem, Illinois operations to Albion. We expect this phase to generate additional manufacturing capacity and lower our overall manufacturing costs, which we believe will position us to pursue new business opportunities and market share.
      We are also focused on increasing our penetration into the heavy-duty channel. The heavy-duty channel represents our most significant opportunity for growth with respect to filtration, and we believe that our heavy-duty sales could experience meaningful growth for our Luber-finer branded filters. In 2004, we achieved a significant sales increase in this channel and expect continued growth in the future. We have invested capital to improve capacity utilization, employee productivity and distribution in this channel, which enabled us to manufacture a greater proportion of our heavy-duty product line.

Automotive Filter Aftermarket
      Based on 2004 point-of-sale data gathered from NPD Automotive and information contained in Frost & Sullivan’s 2001 North America Automotive Filter Aftermarket Report No. 7886-18, we estimate the total North American automotive filter market to be approximately $1.3 billion. Oil filters represent 39.1% of the filter market with approximately $525 million in revenue. Air filters represent 38.9% of the filter market with approximately $522 million in revenue. Fuel filters represent 15% of the filter market with $201 million in revenue. Transmission filters represent 6.6% of the filter market with $88 million in revenue. Cabin air filters represent 0.4% of the filter market with $6 million in revenue.

Competition
      According to the Frost & Sullivan 2001 filter report, at that time period the North American automotive filter aftermarket was comprised of several large manufacturers with UIS, Honeywell Consumer Product Group (FRAM), ArvinMeritor (Purolator), and The Affinia Group (Wix) controlling approximately 90% of the market with shares split relatively evenly among the four companies. Management estimates that this mix has remained relatively consistent through 2004. In the heavy-duty channel, we believe our market share ranks behind Cummins, Donaldson and Clarcor.

Fuel and Cooling Systems
      We design and manufacture a broad range of fuel and cooling systems. Our fuel and cooling systems are distributed to both the OEM and the aftermarket under the Airtex and Master Parts brand names and some private labels. The table below summarizes our fuel and cooling system products.

Products	Description

Fuel Pumps	Serve the essential role of moving fuel from the fuel tank into the engine, with approximately 850 fuel pumps for carbureted and fuel-injected applications
Fuel Pump Assemblies	Provide for easier, and therefore faster, installation and allow the technician to charge a similar fee for a repair that is less time-intensive than replacing an individual fuel pump, we manufacture all three types of in-tank assemblies: hangers, senders and modules, with approximately 400 in-tank fuel pump assemblies
Water Pumps	Serve the essential role of dissipating excess heat from the engine, with approximately 1,300 distinct types of water pumps
Other	Includes fuel pump strainers, fan clutches and water outlets with a selection of approximately 850 other part numbers
      We continue to pursue a series of cost-savings initiatives related to our water pump product line. These initiatives include the consolidation of water pump production into a single site. In addition, a global sourcing/production initiative for key components has been executed. We believe these initiatives have positioned us to take advantage of lower-cost labor rates and reduced manufacturing costs to help ensure our ongoing competitive cost position in water pumps.
      We are also in the process of reconfiguring and consolidating our fuel pump production. This project is scheduled for completion in the first half of 2005 and is expected to improve efficiency and cycle time and reduce cost.
      To strengthen our OEM market share in fuel systems, we have recently developed two new programs: demand delivery returnless fuel systems and a fuel-conditioning module for diesel applications. Our demand delivery returnless fuel system utilizes a patented electronic system, engineered to control the responses of a comprehensive fuel pump process for light vehicles. To complement the demand delivery program for the diesel market, we have co-developed a fuel-conditioning module with Parker Hannifin Corp. This system has expanded our relationships with Parker Hannifin, Caterpillar and other OEM customers.

Competition
      The fuel pump aftermarket and OEM market are comprised of several large manufacturers. According to the 2003 United States Automotive Fuel Pump Aftermarket Report No. A542-18 prepared by Frost & Sullivan, in 2003, we and our top competitor together controlled 59% of the U.S. electric fuel pump aftermarket. Our primary competitors are ASC Industries, Inc., Carter/ Federal-Mogul, Bosch, and GMB North America Inc.

Engine, Driveline and Lighting Systems
      Four of our wholly owned subsidiaries, Wells Manufacturing, Neapco, Flexible Lamps and Pioneer, produce and provide products that we describe as our engine, driveline and lighting systems. These businesses consist of four broad product lines, which include engine management systems, driveline products, lighting systems and specialty distribution. U.S. sales account for approximately 79% of our engine, driveline and lighting systems revenues, while international sales constitute the remaining 21%. Approximately 86% of the 2004 sales outside of the U.S. were made in Europe, while the balance of the sales were predominantly made in Canada and Mexico.

      We believe that we have one of the industry’s most comprehensive lines of highly engineered engine management system components, commercial lighting systems and driveline components for use in a broad range of vehicle platforms. Additionally, our engine, driveline and lighting systems offerings allow us to distribute specialty or “hard-to-find” products to the aftermarket and OEM channels. The following table summarizes our engine, driveline and lighting systems products.

Products	Description

Engine Management Components	Engine management components include distributor caps and rotors, ignition coils, electronic controls, sensors, emissions components, solenoids, switches, voltage regulators and wire sets. These products are primarily used to regulate the ignition, emissions and fuel management functions of the engine and determine vehicle performance. Replacement rates for these products are higher for vehicles that have been on the road more than 10 years. Our product offering in this category consists of approximately 26,000 part numbers.
Driveline Components	These components include universal joints; automotive, agricultural and specialty drive shafts and components; heavy-duty drive shafts and components; CV joints and boot kits and small vehicle CV half shafts. These products are used in vehicles to transfer power or to propel equipment. Replacement rates for these components are more common for vehicles greater than 10 years old. Our product offering in this category consists of approximately 6,000 part numbers.
Lighting Systems	Signal lighting products are used in commercial vehicle applications such as trucks, trailers, agricultural tractors, vans, utility and off-road vehicles, construction machinery, agricultural trailers, horseboxes and buses. Our product offering in this category consists of approximately 2,000 part numbers.
Specialty Distribution	Our specialty distribution business distributes hard-to-find products in categories such as engine, power train, mounts, clutch and clutch bearings and bushings, high performance and shop supplies. Our product offering in this category consists of approximately 21,000 part numbers.

Competition
      The competitors for our engine, driveline and lighting systems businesses are involved in manufacturing and distributing engine management systems, driveline components and lighting systems to the aftermarket, as well as aftermarket specialty distribution. Within the North American engine management components aftermarket, Standard Motor Products, AC Delco, Delphi, and Bosch are our largest competitors. The market for driveline components is comprised of small private manufacturers and divisions of large, multi-national manufacturers. The European signal lighting equipment market competition is concentrated among a select number of large, multi-product automotive suppliers and several smaller manufacturers that focus primarily on lighting products. Our direct competition in the North American specialty distribution market comes primarily from small, family-owned operations. Many of these companies are niche industry participants with narrow product line offerings.
Our Sales Channels and Customers
      As of December 31, 2004, we distributed our products to more than 9,000 customers across several sales channels, including the retail, traditional, installer, and OES aftermarket channels and OEMs of automotive, trucking, agricultural, marine, mining and construction equipment. We have maintained longstanding relationships with our customers and have been servicing many for well over a decade. Some of our most significant customers include AutoZone, GM, CARQUEST, Ford, Valvoline and Advance Auto Parts. Sales to AutoZone were approximately 22% and 23% of our total net sales in 2004 and 2003, respectively. Over the last few years, we believe several customers transitioned to us as a result of their need for improved product quality and service.

      The following table provides a description of the various sales channels to which we supply our products.

Sales Channel	Description	Examples

Retail	Retail stores, including national chains, that sell replacement parts to consumers that do their own vehicle maintenance, referred to as “do-it-yourselfers” or DIY	AutoZone, Advance Auto Parts
Traditional	Traditional distribution channel composed of established warehouses that are the primary source of products for professional mechanics, referred to as “do-it-for-me” or DIFM	CARQUEST, NAPA
Installer	Supplies the national and regional service chains through distributors, many of which sell products under their own proprietary labels	Valvoline, Mighty
OES	Original equipment service market includes service bays at automotive and heavy-duty dealerships serving the aftermarket. Usually set up as service organization under the original equipment manufacturers, for example the GM Service Parts Organization	Ford, GM
OEM	Original equipment manufacturers consist of the companies that manufacture vehicles	Ford, GM, DaimlerChrysler
Heavy Duty	Products supplied either to OEMs or in the aftermarket for use in class 6, 7 and 8 trucks and other large vehicles	Freightliner, Caterpillar
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

The Aftermarket
      We estimate that about 77% of our net sales in 2004 were to the aftermarket, which is subdivided into five primary channels: retail, traditional, installer, heavy duty and OES.
      The retail channel represented approximately 29% of our net sales in 2004, and includes national retailers such as AutoZone and Advance Auto Parts. The retail channel is our largest channel and has historically provided us with a steadily increasing revenue stream. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality and customer service make us increasingly valuable to these customers. One of our longest standing customers is AutoZone, which we have been supplying since the opening of their first store in 1979. We believe that we are one of the few suppliers in the industry that can provide AutoZone with the levels of quality, customer service and product breadth that AutoZone requires, which is substantiated by our receipt of multiple awards from AutoZone since 1994. Awards from other customers include Automotive Parts Associates Preferred Vendor of the Year 2003, Advance Auto Parts Vendor of the Year 2002, and National Pronto Supplier of the Year 1998.
      The traditional distribution channel is composed of established warehouses and represented approximately 20% of our net sales in 2004. The traditional channel is important to us because it is the primary source of products for professional mechanics, or the DIFM market. We have many longstanding relationships with leading customers in the traditional channel, such as CARQUEST and NAPA, for whom we have manufactured products for over 20 years. We believe that our strong position in this channel allows us to capitalize on the growth of the traditional channel within the aftermarket. We believe that professional mechanics place a premium on the quality of a product, and unlike the retailer and installer channels, end users in this channel require manufacturers to provide a high level of individual customer service, including field support and product breadth and depth.

      The installer channel represented approximately 8% of our net sales in 2004 and includes quick lubes, tire dealers and full service gas stations. Almost all of our sales into this channel consist of filtration products, which are supplied to the national and regional service chains through distributors such as Valvoline and Mighty. We believe the installer channel is a growth area for our filtration products, because consumers increasingly prefer to have professionals maintain their vehicles as vehicles become increasingly complex. This channel requires just-in-time availability, ability to meet competitive price points, and product breadth and depth.
      We believe the large and highly fragmented heavy-duty channel, which accounted for approximately 10% of our net sales in 2004, provides us with one of our best opportunities for growth. We believe heavy-duty truck owners tend to be less price-sensitive and more diligent about maintenance of their vehicles than vehicle owners in other markets, as idle vehicles typically represent lost revenue potential for heavy-duty truck owners. As a result, we believe that heavy-duty trucks are more likely to have consistent routine maintenance performed with high quality parts. We believe we have developed a well-recognized brand presence in this channel through our Luber-finer brand of filtration products.
      The OES channel is comprised of a diverse mix of dealership service bays in the automotive, truck, motorcycle and watercraft vehicle markets, and represented approximately 10% of our net sales in 2004. In 2004, we estimate that a substantial majority of our OES net sales were derived from sales of filtration products. Our position in this channel allows us to capitalize on vehicle maintenance in the early years of a vehicle’s life, when the vehicle is under warranty and the consumer typically returns to the dealer for routine maintenance. Our most significant OES channel customers include automotive dealerships associated with companies such as GM, Ford and DaimlerChrysler.

Original Equipment Manufacturers
      Although the OEM channel comprised less than 20% of our net sales in 2004, it is an important sales channel to us because OEM affiliations have a direct impact on our aftermarket credibility. We believe aftermarket customers show a preference for products that were utilized in original equipment. We sell products to a diverse mix of OEMs, enabling us to capitalize on a number of different opportunities and market shifts. Our OEM products are sold to end users within each of the following categories:

•	Automotive — GM, Ford, DaimlerChrysler, Volkswagen and Mazda

•	Recreational Equipment — Polaris and Onan

•	Heavy-duty Truck — Freightliner, Caterpillar and GM

•	Agriculture — John Deere and Kubota

•	Marine — OMC, Mercury Marine, and Sierra Supply

•	Lawn and Garden — Briggs and Stratton, Kohler and John Deere

•	Motorcycle — Harley-Davidson and Kawasaki
      We have earned a number of awards and certifications for customer service and product quality, including General Motors’ Supplier of the Year award in 1995 and 1996, Ford’s Preferred Quality Award from 1984 through 2003, Caterpillar’s Certified Supplier Award from 1996 to 2002 and John Deere’s Quality Certification Award from 1996 through 2003.
Sales Organization
      We market our products predominantly throughout North America and Europe. To effectively address the requirements of our customers and end users, our sales people are primarily organized by product category and secondarily by sales channel.
      We use both direct sales representatives and independent manufacturers’ representatives to market and sell our products. The number of sales personnel varies within each sales group, ranging from under 10 people in our French sales team for lighting systems to over 100 in our aftermarket sales group for fuel and cooling system products. Each sales group is uniquely qualified to sell their particular products and to focus on the requirements of their particular market. We believe that the market positions we hold with respect to certain of our products are, in part, related to the specialization of our sales groups.
Operations
      Our operational strategy is to pursue operational excellence at all of our locations. This initiative encompasses a lean enterprise strategy, the goals of which include improvement in inventory management, customer delivery, plant utilization and cost structure. The foundation for this is lean manufacturing, which targets the elimination of waste from every business process. This involves transforming our manufacturing processes from typical batch systems to single piece flow systems, which will enable us to better match production to customer demand.
      A growing number of our plants continue to make progress in the implementation of lean manufacturing and have received related benefits. We plan to continue to expand and accelerate the use of lean manufacturing across all of our operations. This expansion is being accomplished by applying additional resources, outside consultant support, the sharing of best practices, and the establishment of appropriate metrics and incentives.
      In addition, we will continue to examine each of our logistics and distribution systems with an objective of developing an integrated system that fully meets customer requirements, eliminates redundancies, lowers costs and minimizes inventories and cycle times.
Suppliers and Raw Materials
      We purchase various components and raw materials for use in our manufacturing processes. We also purchase finished parts for resale. In 2004, we sourced such purchases from approximately 1,400 suppliers. One of our primary raw materials is steel, for which global demand has been high since early in 2004, resulting in price increases and/or surcharges. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for steel. The other primary raw materials that we use include brass, iron, rubber, resins, plastic, paper and packaging material, each of which is available in sufficient quantities from numerous sources. We have not historically experienced any shortages of these items.
      Historically, each of our product groups has had its own purchasing staff, which makes its purchasing decisions. We have formed a centralized purchasing group, which has begun to facilitate the spread of best practices and will enable us to leverage the buying power of all of UCI. That central group will continue to be supported by a smaller number of product group level purchasing personnel making many of the day-to-day purchasing decisions. We believe that centralized procurement and increased global sourcing represent attractive opportunities to lower the cost of our purchased materials.
Trademarks and Patents
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
      With respect to proprietary knowledge and methodologies, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position.

Employees
      As of December 31, 2004, we had approximately 6,900 employees and several different union affiliations and collective bargaining agreements across our businesses, mostly concentrated in Mexico, representing approximately 19% of our workforce. Management considers our labor relations to be good and our labor rates competitive. Since 1984, we have had two minor work stoppages, one a short-term stoppage in April 1997 at one of our smaller plants in Pottstown, Pennsylvania and the other, a three-day work stoppage at a Fairfield, Illinois plant in August 2004. The 2004 work stoppage did not result in any material change in capacity or operations at the plant or the business as a whole.
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
      We have been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the amounts accrued at December 31, 2004 by a material amount, if at all.

ITEM 2.	PROPERTIES
      We currently maintain 24 manufacturing facilities, 18 of which are located in North America and six in Europe. In addition, we maintain 12 distribution and warehouse facilities. Listed below are the locations of our principal manufacturing facilities:

Product		Owned/	Square
Category	Location	Leased	Footage	Products Manufactured

Filtration Products	Albion, Illinois I	Owned	334,241	Spin-on Oil Filters; Heavy-duty Lube Filters; Micro Glass Elements
	Albion, Illinois II	Owned	50,879	Spin-on Oil Filters
	Albion, Illinois III	Owned	49,672	Heavy-duty Lube Units
	Albion, Illinois IV	Owned	101,788	Heavy-duty Air Filters; Radial Air Filters; Automotive Conical and Radial Air Filters; Plastisol Panel Air Filters
	Shelby Township, Michigan	Leased	31,694	Auto Fuel Filters
	West Salem, Illinois	Owned	195,793	Heavy-duty Lube Filters; Spin-on Oil Filters
	York, South Carolina	Owned	187,570	Auto Spin-on Oil Filters
	Saltillo, Mexico	Owned	205,070	Auto Spin-on Oil Filters; Panel Air Filters; Fuel Filters; Elements Lube/Fuel; Round Air Filters
	Mansfield Park, United Kingdom	Leased	107,116	Radial Seal Air Filters; Poly Panel Air Filters; Heavy-duty Air Filters; Dust Collection Filters
Fuel and Cooling Systems	Fairfield, Illinois I	Owned	148,067	Plating, Heat Treat and Welding Fuel Pump Components
	Fairfield, Illinois II	Owned	418,811	Electric Fuel Pump Assemblies and Components; Mechanical Fuel Pumps and Components; Water Pump Assemblies Components
	Marked Tree, Arkansas	Owned	287,000	Water Pump Components; Electric and Mechanical Fuel Pump Components; Plastic Moldings; Water Pump Assemblies
	Feltham, United Kingdom	Leased	34,212	Water Pump, Oil Pump, and Variable Valve Control Unit (VVC) Components; Electric Water Pump Assemblies; Water Pump and Oil Pump Assemblies; VVC Assemblies
	Zaragoza, Spain	Owned	34,408	Water Pump Components; Water Pump Assemblies
	Winnipeg, Canada	Owned	29,838	Electric and Mechanical Fuel Pumps; Electric and Mechanical Fuel Pump Assemblies
	Puebla, Mexico	Owned	118,299	Gray Iron Foundry Castings; Water Pump Seal Assemblies; Water Outlets; Water Pump Assemblies and Components

Product		Owned/	Square
Category	Location	Leased	Footage	Products Manufactured

Engine, Driveline and Lighting Systems	Reynosa, Mexico	Owned	107,500	Coils; Distributor Caps and Rotors; Sensors; Solenoids; Switches and Wire Sets; 5,000 square feet utilized for Fuel and Cooling Systems
	Pottstown, Pennsylvania	Owned	215,000	Automotive; Agricultural and Specialty Driveshafts; Heavy-duty Driveshafts and Components; Heavy-duty Universal Joints
	Beatrice, Nebraska	Owned	170,000	CV Joints and Boot Kits; CV Halfshafts; Automotive Universal Joints
	Fond du Lac, Wisconsin I	Owned	187,750	Distributor Caps and Rotors; Components
	Fond du Lac, Wisconsin II	Owned	36,000	Electronic Controls; Sensors; Voltage Regulators
	Essex, United Kingdom I	Owned	75,100	Rubber and Plastic Moldings; Plasma Coated Components; Finished Lamps; Reflectors
	Essex, United Kingdom II	Owned	68,000	Phasa Machinery
	Suffolk, United Kingdom	Owned	40,000	Plastic Moldings; Wiring Harness; Finished Lamps; Junction Boxes; Trailer Connections

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      (a) Market Information
      No trading market for our common stock currently exists.
      (b) Holders
      As of December 31, 2004, our parent, UCI Acquisition Holdings, Inc. was the sole holder of our common stock.
      (c) Dividends
      We did not pay dividends in the period from the date of our incorporation on April 16, 2003 through December 31, 2004 on our common stock. It is our current policy to retain earnings to repay debt and finance our operations. In addition, our credit facility and indenture significantly restrict the payment of dividends on common stock.

      (d) Securities Authorized for Issuance under Equity Compensation Plans
      None of our securities are offered under any compensation plans. For a description of the stock option plan granting options for the purchase of securities of our parent, see Item 11. “Executive Compensation.”

ITEM 6.	SELECTED FINANCIAL DATA
      United Components, Inc. was formed in connection with the Acquisition. The financial statements included in this Annual Report on Form 10-K (“Form 10-K”) are the combined financial statements of the vehicle parts businesses of UIS before the Acquisition and the consolidated financial statements of United Components, Inc. after the Acquisition. The financial data presented below for periods prior to the Acquisition are referred to as “Predecessor Company Combined,” and the financial data for periods after the Acquisition are referred to as “UCI Consolidated.” The selected financial data have been derived from the company’s financial statements. The financial data as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 have been derived from the audited financial statements contained elsewhere in this Form 10-K. We derived the combined balance sheet data as of December 31, 2002, 2001, and 2000 and the combined statement of income data for the 2001 and 2000 years from audited combined financial statements that are not included herein. The data for the periods from June 21, 2003 to March 31, 2004 are based on a preliminary allocation of the Acquisition purchase price. Data for periods after March 31, 2004 are based on the final allocation of the Acquisition purchase price.

	UCI Consolidated		Predecessor Company Combined

		June 21,	January 1,
		2003	2003
	Year Ended	Through	Through	Year Ended December 31,
	December 31,	December 31,	June 20,
	2004	2003	2003	2002	2001	2000

	(In millions)
Statement of Income Data:
Net sales	$1026.7	$506.8	$452.5	$923.0	$857.2	$872.8
Cost of sales	813.9	433.3	378.2	715.7	679.9	689.1

Gross profit	212.8	73.5	74.3	207.3	177.3	183.7
Operating expenses:
Selling and warehousing	72.8	34.2	33.6	67.9	65.4	68.9
General and administrative	44.0	21.8	18.9	34.5	33.9	38.0
Amortization of intangible assets (1)	6.8	3.2	0.1	0.7	0.9	0.9

Total operating expenses	123.6	59.2	52.6	103.1	100.2	107.8

Operating income	89.2	14.3	21.7	104.2	77.1	75.9
Interest income	0.3	0.3	1.7	5.2	6.4	5.8
Interest expense	(36.3)	(26.6)	(0.3)	(0.9)	(1.1)	(0.9)
Other (expense) income, net	(1.3)	(1.0)	(0.4)	(0.5)	0.7	(0.4)

Income (loss) before income taxes	51.9	(13.0)	22.7	108.0	83.1	80.4
Income taxes (benefits)	21.1	(4.2)	0.9	4.4	3.3	4.6

Net income (loss)	$30.8	$(8.8)	$21.8	$103.6	$79.8	$75.8

Pro forma net income, adjusted only for change in tax filing status (2)			$14.2	$67.7	$50.6	$49.0

Balance Sheet Data:
Cash and cash equivalents	$11.3	$46.1		$28.4	$19.7	$9.8
Working capital	308.0	330.7		373.6	329.7	337.3
Total assets	966.9	969.9		684.5	620.7	635.0
Debt (including current maturities)	458.2	522.3		2.9	1.1	1.3
Total shareholder’s equity	287.9	254.1		568.0	521.5	514.0

	UCI Consolidated		Predecessor Company Combined

		June 21,	January 1,
		2003	2003
	Year Ended	Through	Through	Year Ended December 31,
	December 31,	December 31,	June 20,
	2004	2003	2003	2002	2001	2000

	(In millions)
Other Data:
Net cash provided by operating activities	$78.4	$113.5	$23.9	$93.7	$124.7	$93.2
Net cash used in investing activities	(50.8)	(837.9)	(21.2)	(45.1)	(23.3)	(28.5)
Net cash (used in) provided by financing activities	(63.0)	766.0	(28.1)	(41.0)	(91.3)	(63.8)

(1)	As of January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we stopped amortizing goodwill. If we omitted the amortization of goodwill in 2001 and 2000, net income would increase by $0.6 million and $0.7 million, respectively.

(2)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. Consequently, the historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and K to the financial statements included elsewhere in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” section of this Form 10-K.
Overview
      Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 77% of our net sales in 2004 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. As discussed in more detail in Item 1, the aftermarket has grown, and we believe will continue to grow, at least in the near term. We believe we are well positioned to participate in that growth.
      We believe we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of over 60,000 parts. We believe our breadth of product offering is a key competitive advantage. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.
      Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average age of those vehicles, the average number of miles driven per year, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs, due to the non-discretionary nature of vehicle maintenance and repair.
      However, it is also important to note that in 2004, 22% and in 2003, 23% of our total net sales were derived from our business with AutoZone, and our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. In the first quarter of 2005, we transitioned one product line to an AutoZone program called Pay-on-Scan. Under this program, we retain title to the product at AutoZone locations, and we record sales for the product when an AutoZone customer purchases it. As part of this transition, we bought back an immaterial amount of our products from AutoZone and will resell the product to AutoZone under the Pay-on-Scan program. We do not expect the transition to the Pay-on-Scan program for this product line to have a material impact on our financial condition or results of operations. We currently have no agreement to expand the Pay-on-Scan program beyond the single product line. AutoZone may in the future, however, request that we transition additional products to the Pay-on-Scan program. Any such transition or other change in the terms of sale to this customer could result in, among other things, an increase in the time it takes for us to record sales or collect on receivables, which could have a material impact on our financial condition or results of operations. AutoZone has publicly announced its intent to transition a significant percentage of its purchases from suppliers to the Pay-on-Scan program.
      Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs, including fringe benefits, supplies, utilities, freight, depreciation, insurance, pension and postretirement benefits, information technology costs and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell. The two largest components of our cost of sales are steel and labor.
      Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI price increases, adversely affected pretax income by approximately $3.0 million in 2004. The adverse effect in 2005 is forecasted to be comparable to 2004. This forecast is based on assumptions regarding the future cost of steel and the Company’s ability to increase selling prices on products with high steel content. Actual events could vary significantly from the Company’s assumptions. Consequently, the actual effect of higher steel costs could be significantly different than the Company’s forecast.
      Results for 2004 and 2003 were materially impacted by several one-time cost adjustments, as well as non-cash Acquisition-related charges. Management believes that a separate presentation of these cost adjustments is important for a balanced comparison of results among years and to understand the future earnings and cash generation potential of the Company. These cost adjustments have been specifically identified in the 2004 vs. 2003 and 2003 vs. 2002 comparisons presented later in this Management’s Discussion and Analysis.
      Selling and Warehousing Expenses. Selling and warehousing expenses primarily include sales and marketing, warehousing and distribution costs. Our major cost elements include salaries and wages, pension and fringe benefits, depreciation, advertising and information technology costs.
      Management intends to leverage the fixed portion of sales and warehousing as sales increase. Consequently, management thinks that selling and warehousing expense as a percentage of sales is a key measure and is working to reduce this percentage.
      General and Administrative Expenses. General and administrative expenses primarily include executive, accounting and administrative personnel salaries and fringe benefits, professional fees, pension benefits, insurance, provision for doubtful accounts, rent and information technology costs.
Critical Accounting Policies and Estimates
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
      We believe the following accounting policies are the most critical in that they significantly affect our financial statements, and they require our most significant estimates and complex judgments.
      Accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on a combination of an aging analysis and analyses of our history of write-offs. In addition, we evaluate allowance requirements on a more specific basis in the event that the financial condition of a particular customer were to deteriorate.
      Inventory. We record inventory at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out (FIFO) method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
      Revenue recognition. We record sales when products are shipped and title transfers to the customer. Where we have sales rebate programs with some of our customers, we estimate amounts due under these sales rebate programs at the time of shipment. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments. These estimates are based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
      Additionally, we enter into formal and informal agreements with our customers that provide for sales discounts, marketing allowances, return allowances and performance incentives. Any discount, allowance or incentive is treated as a reduction to sales, based on estimates of the criteria that give rise to the discount, allowance, or incentive, such as sales volume and marketing spending. We routinely review these criteria and our estimating process and make adjustments as facts and circumstances change. Historically, we have not found material differences between our estimates and actual results.
      Product Returns. Credits for parts returned due to manufacturing defects and parts returned because of customer excess quantities, are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and other factors. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
      Impairment of intangible assets and tangible fixed assets. Our goodwill and other intangible assets with indefinite lives are held at historical cost. Our other intangibles with finite lives and tangible fixed assets are held at historical cost, net of amortization and depreciation. We periodically evaluate the realizability of our intangible assets. We also perform a review of these intangible assets and tangible fixed assets if an indicator of impairment, such as an operating loss or a significant adverse change in the business or market place, exists. If we determine that the historical carrying value of any of these assets has been impaired, we record the amount of the impairment as a charge against income.
      Tests for impairment involve management’s estimates of future cash flows. Such estimates require numerous assumptions including, but not limited to, assumptions regarding future economic and market conditions, competition, customer relations, pricing, raw material costs, production costs, selling, general and administrative costs, and income and other taxes. These estimates require judgment and are, by their nature, subjective.
      Retirement benefits. Pension obligations are actuarially determined and are affected by assumptions including discount rate, life expectancy, annual compensation increases and the expected rate of return on plan assets. Changes in the discount rate, and differences between actual results and assumptions, will affect the amount of pension expense we recognize in future periods.
      Postretirement health obligations are actuarially determined and are based on assumptions including discount rate, life expectancy and health care cost trends. Changes in the discount rate, and differences between actual results and assumptions, will affect the amount of expense we recognize in future periods. A one percent increase or decrease in the assumed health care cost trends would have resulted in an increase of $48,600 or a decrease of $42,000, respectively, in 2004 postretirement health costs.
      Insurance Reserves. Our insurance for workers’ compensation, automobile, product and general liability include high deductibles for which the Company is responsible. Estimated losses for which the Company is responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims, and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.
      Environmental Expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.
      The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s December 31, 2004 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $3.4 million accrued at December 31, 2004 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates. (See Note M to the Financial Statements included elsewhere in this Form 10-K.)
      Income Taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are recognized for the expected future tax consequences of the temporary differences between the book carrying amounts and the tax basis of assets and liabilities. These future tax consequences, as well as current tax expense, require estimates of taxable income for each of the tax jurisdictions in which the Company operates. Such estimates include estimates of the portion of income subject to tax and allowable deductions for each tax jurisdiction. In addition, when determining the carrying value of deferred tax assets, the Company must also estimate future taxable income.

Results of Operations
      The following table was derived from the United Components, Inc. consolidated and the Predecessor Company combined income statements for the years ended December 31, 2004, 2003 and 2002. To enable meaningful comparisons, for 2003, the consolidated results of United Components, Inc., after the June 20, 2003 Acquisition, and the combined results of the Predecessor Company, before the June 20, 2003 Acquisition, have been combined in the table below. The amounts are presented in millions of dollars.

	2004	2003	2002

Net sales	$1,026.7	$959.3	$923.0
Cost of sales	813.9	811.6	715.7

Gross profit	212.8	147.7	207.3

Operating expenses
Selling and warehousing	72.8	67.8	67.9
General and administrative	44.0	40.7	34.5
Amortization of intangible assets	6.8	3.2	0.7

Operating income	89.2	36.0	104.2

Interest, net	(36.0)	(24.9)	4.3
Management fee expense	(2.0)	(1.0)	(0.1)
Miscellaneous, net	0.7	(0.4)	(0.4)

Income before income taxes	51.9	9.7	108.0
Income taxes (benefit)	21.1	(3.3)	4.4

Net income	$30.8	$13.0	$103.6

Pro forma net income, adjusted only for change in tax filing status(1)		$5.4	$67.7

(1)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. The historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and K to the financial statements included elsewhere in this Form 10-K.
Year Ended December 31, 2004 Compared with Year Ended December 31, 2003
      Net sales. Net sales increased $67.4 million, or 7.0%, from $959.3 million in 2003 to $1,026.7 million in 2004. The increase was primarily volume driven, with increases in all market channels.
      Gross Profit. Cost of sales was $813.9 million in 2004 compared to $811.6 million in 2003. The 2004 amount included costs associated with the higher 2004 sales volume. The 2004 and 2003 amounts included one-time cost adjustments of $4.5 million and $21.0 million, respectively. Also, both years were adversely affected by non-cash Acquisition-related charges, which totaled $4.9 million in 2004 and $32.0 million in 2003.
      The one-time adjustments in 2004 included a $2.8 million write-down of slow moving inventory that, based on sales efforts in the fourth quarter of 2004, was estimated to be worth less than the recovery amount estimated in 2003. The 2004 one-time adjustments also included $1.7 million of expenses related to product line relocations and facility consolidations. The $21.0 million one-time adjustments in 2003 included inventory valuation adjustments of $12.6 million; provisions for environmental issues of $4.6 million; and provisions of $3.8 million for patent disputes, product line relocations, costs relating to the upgrade of the Albion, Illinois manufacturing facility, and costs associated with the consolidation of our European filtration manufacturing operations.

      The non-cash Acquisition-related charges included costs of $0.5 million in 2004 and $27.5 million in 2003 due to the sale of inventory that was written-up above cost to market value as part of the allocation of the Acquisition purchase price; and higher depreciation expense of $4.4 million in 2004 and $4.5 million in 2003 resulting from the Acquisition-related step-up of property, plant and equipment. The higher depreciation expense will continue in the long term. All of the additional cost of selling the written-up inventory on hand at the Acquisition date was realized by the end of the first quarter of 2004.
      Excluding the one-time items and the non-recurring Acquisition-related inventory charges from both years, gross profit for 2004 would have been $217.8 million, or 21.2% of sales, and for 2003 would have been $196.2 million, or 20.5% of sales. The 2004 improvement in gross margin was attained despite the adverse effect of significantly higher steel costs. While the Company was largely successful in raising the selling prices of parts with high steel content, the net effect of increased steel costs, offset by selling price increases, adversely affected the 2004 gross margin percentage by 0.3 of a percentage point. Excluding this net adverse affect, the 2004 gross margin would have been 21.5%, which is 1.0 percentage point better that the 2003 gross margin. This improvement is due to gains in manufacturing efficiencies, increased sales volume, savings due to improved procurement of materials and reduced insurance costs.
      Selling and warehousing expenses. Selling and warehousing expenses were $72.8 million for 2004 and $67.8 million for 2003. In both years, this cost was 7.1% of sales.
      General and administrative expenses. General and administrative expenses for 2004 were $44.0 million compared to $40.7 million in 2003. The 2003 amount included $1.2 million higher bad debt expense and $1.5 million of unusual costs incurred in connection with the transition to a new, more strategically focused stand-alone company after the Acquisition. Excluding these two costs from the 2003 amount, 2004 expense increased $6.0 million over the 2003 level. This increase is due to basic costs associated with being a stand-alone company, which began in 2003, and the Company’s investment in processes and management talent necessary to drive improvements in future operational efficiencies.
      Interest, net. Net interest expense increased from $24.9 million in 2003 to $36.0 million in 2004. Both years incurred expense for the accelerated write-off of deferred financing costs due to voluntary prepayments of debt. In 2004, this cost was $1.0 million, and in 2003 it was $1.6 million. In 2003, there was a $2.6 million one-time cost of a bridge loan commitment fee incurred in connection with the Acquisition. In 2003, $0.6 million of fees were incurred in conjunction with a renegotiation of our senior credit facility. In 2003, there was $1.4 million of interest income on loans to the Predecessor Company’s previous owner, which were canceled in connection with the Acquisition. In 2004, capitalized interest of $0.6 million was $0.5 million higher than in 2003. The rest of the 2004 versus 2003 increase in net interest expense is $14.0 million of interest on Acquisition-related debt. This $14 million increase is due to the debt being outstanding for a full year in 2004 versus a partial year in 2003, partially offset by lower debt levels in 2004 due to voluntary prepayments.
      Income taxes. The change in income taxes is a result of changes in pre-tax income plus the effects of the Company’s transition from S corporation filing status before the Acquisition to C corporation filing status after the Acquisition.
      Net Income. Due to the factors described above, net income increased $17.8 million from $13.0 million in 2003 to $30.8 million in 2004.
Year Ended December 31, 2003 Compared with Year Ended December 31, 2002
      Net sales. Net sales increased $36.3 million, or 3.9%, from $923.0 million in 2002 to $959.3 million in 2003. The increase was volume driven by sales to the OEM, traditional and retail channels.
      Gross Profit. Cost of sales increased $95.9 million, or 13.4%, from $715.7 million in 2002 to $811.6 million in 2003. Gross margin decreased from 22.5% in 2002 to 15.4% in 2003. The decline in gross profit percentage is primarily attributable to one-time cost adjustments amounting to $21.0 million and the adverse effect of $32.0 million of non-cash Acquisition-related charges in 2003. Gross profit during 2003 was also adversely affected by higher pension and medical costs.

      The aforementioned $21.0 million of one-time cost adjustments includes inventory valuation adjustments of $12.6 million; provisions for environmental issues of $4.6 million; provisions of $3.8 million for a patent dispute settlement, product line relocations, and costs relating to the upgrade of the Albion, Illinois manufacturing facility; and costs associated with the consolidation of our European filtration manufacturing operations.
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
      Excluding these aforementioned one-time items of $21.0 million and the non-recurring Acquisition-related $27.5 million inventory charge, gross profit for 2003 would have been $196.3 million, or 20.5% of sales, compared to $207.3 million, or 22.5% of sales, in 2002. Of the 2 percentage point decline in gross margin, 1.1 percentage points of the decline are due to the aforementioned higher medical and pension costs, as well as the non-cash higher depreciation that resulted from the Acquisition related step-up of property, plant and equipment.
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
      Interest, net. Net interest changed from $4.3 million of net interest income in 2002 to $24.9 million of net interest expense in 2003. The $29.2 million adverse shift includes (i) a $2.6 million one-time cost of a bridge loan commitment fee incurred in connection with the Acquisition; (ii) $1.6 million of accelerated write-off of deferred financing costs because of voluntary prepayments of debt; (iii) $0.6 million of fees incurred in conjunction with a renegotiation of our senior credit facility; (iv) $21.5 million of interest expense on Acquisition-related debt; and (v) $2.9 million lower interest income on loans to the Predecessor Company’s previous owner.
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
      Cost of sales. Cost of goods sold increased $35.8 million, or 5.3%, from $679.9 million in 2001 to $715.7 million in 2002. Gross margin percentage increased from 20.7% for 2001 to 22.5% for 2002. The increase in gross profit was primarily due to the contribution of the increased net sales cited above of $17.0 million, the effect of increased sales of higher margin products of $7.3 million and continued cost reduction initiatives at several of our facilities of $5.7 million.

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
      Interest income, net. Net interest income decreased $1.0 million from $5.3 million, or 18.9%, in 2001 to $4.3 million in 2002. As a percentage of net sales, net interest income decreased from 0.6% in 2001 to 0.5% in 2002. The decrease was the result of a lower rate of return earned on amounts advanced to UIS, as well as a lower amount owing from UIS on which interest income was earned.
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
Liquidity and Capital Resources
      At December 31, 2004, the Company had $11.3 million of cash and $463.5 million of debt outstanding. (The difference between this debt amount and the amount on the balance sheet is $5.4 million of unamortized debt issuance costs.) At December 31, 2003, we had $46.1 million of cash and $528.3 million of debt outstanding (before netting unamortized debt issuance cost). In March 2004 and December 2004, we voluntarily prepaid of $40 million and $25 million, respectively, of term loan borrowings. We funded these prepayments with cash generated from operations and with $8 million of cash generated by the receivables factoring arrangement discussed below.
      At the $463.5 million debt level, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $33.0 million at our December 31, 2004 borrowing rates. A 0.25% increase in the variable interest rate would increase the annual interest cost by $0.3 million. The Company’s significant debt service obligation could, under certain circumstances, have a material adverse effect on our results of operations and cash flow.
      In 2005, the Company expects to spend between $40 million and $45 million on additions to property, plant and equipment and on a new, fully integrated information technology system. Implementation of the new information technology system began in the third quarter of 2004.
      Our primary sources of liquidity are cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures, and other general corporate purposes. At December 31, 2004, there were $0.5 million of outstanding revolving credit borrowings, and $6.1 million of revolving credit borrowing capacity has been used to support outstanding letters of credit. This results in $68.4 million of unused borrowing capacity.
      On May 27, 2004, the Company amended its credit agreement to permit sales of and liens on receivables which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with one of our customers, which has resulted in the sale of approximately $8 million of receivables that would otherwise have been outstanding at December 31, 2004. As the opportunities arise, we will evaluate other factoring arrangements which, if implemented, would increase the amount of receivables sold in the future.
      Because of voluntary prepayments, the Company does not have any required repayment of its senior credit facility term loans until December 2006. The $230 million senior subordinated notes are due in 2013. Our ability to make scheduled payments of principal on, or to pay interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.
      Based on current levels of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility, will be adequate to meet liquidity needs and fund planned capital expenditures for the next two years. For later years, the Company can give no assurance that its business will generate sufficient cash flow from operations, or that future borrowings will be available under its revolving credit facilities in an amount sufficient to enable it to service its indebtedness or to fund other liquidity needs. Also, in the future, we may need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
      Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2004 was $78.4 million. Profits, before deducting depreciation and amortization, generated $76.1 million of cash. Receivables increased due to higher sales in the fourth quarter of 2004 compared to the fourth quarter of 2003, and because of selective extensions of customer payment terms. These increases were partially offset by the aforementioned factoring of receivables, resulting in a $7.3 million net use of cash. Increases in inventory resulted in a $19.4 million use of cash. Inventory was increased to fund the significantly higher cost of steel, support expanded product offerings, and build temporary buffer stock in advance of production changes that will lower our manufacturing cost and reduce inventory levels in the future. The receivable and inventory working capital changes were partially offset by the favorable effect of a $16.9 million increase in accounts payable. The increase in payables was due primarily to extending payment timeframes with our suppliers, as well as expenditures to support the inventory build. Changes in other assets and liabilities netted to an $11.1 million positive effect on cash. This $11.1 million included $2.2 million of higher book versus tax return tax expenses, which will not require payment in the near term, and $7.7 million of self-insurance expense accruals, which will not require payment in the near term.
      Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the year ended December 31, 2004 and 2003 were $44.8 million and $43.4 million, respectively. Approximately $12.5 and $21.3 million, respectively, of the 2004 and 2003 capital expenditures were related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. The 2004 amount included $7.6 million for the initial implementation stages of a new, fully integrated information technology system, which will support financial reporting and operations.
Impact of the Acquisition and Related Financing Transactions
      The Company incurred significant indebtedness in connection with the Acquisition. Accordingly, our interest expense is higher than it was prior to the Acquisition. As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of the closing of the Acquisition. The excess of the total purchase price over the value of our net assets at closing of the Acquisition was allocated to goodwill and other intangible assets. These long-lived assets are subject to annual impairment review. See Note B to the financial statements included elsewhere in this Form  10-K for information regarding the allocation of the Acquisition purchase price and the impact of the Acquisition and the financing thereof.

Contractual Obligations
      The following table is a summary of contractual cash obligations (excluding interest) at December 31, 2004 (in millions):

	Payments due by period

	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total

Short-term borrowings	$1.3	$—	$—	$—	$1.3
Long-term debt	—	3.0	116.2	342.7	461.9
Estimated pension funding(1)	7.3	21.1	19.9	—	48.3
Other postretirement benefit payments(2)	0.4	0.8	1.0	—	2.2
Capitalized leases	0.3	—	—	—	0.3
Operating leases	3.8	4.7	2.9	8.8	20.2
Purchase obligations(3)	101.1	1.2	—	—	102.3
Management Fee(4)	2.0	4.0	4.0	—	10.0
Employment agreements	1.0	0.3	—	—	1.3

Total	$117.2	$35.1	$144.0	$351.5	$647.8

(1)	Estimated pension funding is based on the current composition of pension plans and current actuarial assumptions. Pension funding will continue beyond year 5. Nevertheless, estimated pension funding is excluded from the table after year 5. See Note L to the financial statements elsewhere in this Form 10-K for the funding status of the Company’s pension plans at December 31, 2004.

(2)	Estimated benefit payments are based on current actuarial assumptions. Benefit payments will continue beyond year 5. Nevertheless, estimated payments are excluded from the table after year 5. See Note L to the financial statements elsewhere in this Form 10-K for the funding status of the Company’s post retirement benefit plans at December 31, 2004.

(3)	Included in the purchase obligations is $12.7 million related to property, plant and equipment and the implementation of the new information technology system. The remainder is for materials, supplies and services routinely used in the Company’s normal operations.

(4)	The management fee is excluded from the table after year 5. The management fee is expected to continue as long as the ownership of the Company does not change.
Recent Accounting Pronouncements
      In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance regarding accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law in December 2003. FSP 106-2 is effective for interim and annual periods beginning after June 15, 2004. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. Benefits from the Act generally cover individuals who are age 65 or greater. Since postretirement medical coverage under the Company’s plans ceases at age 65, the Act does not have an impact on the Company’s obligations.
      In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. SFAS No. 123R requires the measurement of share-based payments to employees using a fair-value-based method and the recording of such expense in the income statement. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005 and are to be applied prospectively. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See the “Stock Options” section of Note A to the financial statements included elsewhere in this Form 10-K for the pro forma net income as if the Company had used a fair-value-based method, similar to the methods required under SFAS No. 123R, to measure compensation expense. Had SFAS No. 123R been applied in the periods disclosed, the impact would have been similar to those pro forma amounts. The future impact is dependent upon if and when additional options are granted or expire, as well as the vesting period of such options.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under existing guidelines, items such as idle facility expense, excessive spoilage and re-handling costs may be ‘so abnormal’ as to require treatment as current period charges rather than recorded adjustments to the value of inventory. SFAS No. 151 requires that such items be recognized as current period charges regardless of whether they meet the ‘so abnormal’ criteria. The accounting provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material effect on its financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” It is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act”), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The Company does not expect FSP 109-1 to have a material effect on its financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. It is not expected that these provisions will have a material impact on the Company’s financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.
Forward-Looking Statements
      In this Form 10-K, we make some “forward-looking” statements. These statements are included throughout this Form 10-K and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
      These forward-looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Form 10-K will be important in determining future results.
      Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the Federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Form 10-K to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
      Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, Euro, Canadian dollar and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2004, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations, as measured in dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our net income would have been lower by $0.3 million in 2004 due to the reduction in reported results from our foreign operations.
      The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded as other comprehensive income on our statement of shareholder’s equity. We manage this exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes in those countries.
      Currency transaction. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets’ currencies and, therefore, have limited transaction exposure.
      In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of December 31, 2004, we had one immaterial foreign currency contract outstanding. We do not engage in any speculative activities.
Interest Rate Risk
      Borrowings under our senior credit facilities bear variable rates of interest. Under our senior credit facilities, we are required to provide interest rate protection on approximately $118 million of our senior term loan facilities borrowings. In August 2003, we entered into interest rate swaps for $118 million. These swaps effectively convert $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swaps, we will pay 1.94% and will receive the then current LIBOR on $118 million.
      We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.2 million in our net income and cash flow.
Treasury Policy
      Our treasury policy seeks to ensure that adequate financial resources are available for the development of our businesses while managing our currency and interest rate risks. Our policy is not to engage in speculative transactions. Our policies with respect to the major areas of our treasury activity are set forth above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of United Components, Inc. and subsidiaries:
      We have audited the accompanying consolidated balance sheets of United Components, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholder’s equity, and cash flows of the Company for the year ended December 31, 2004 and for the period from June 21, 2003 through December 31, 2003. We have also audited the accompanying combined statements of income, shareholder’s equity and cash flows of the vehicle parts businesses of UIS Industries, Inc. (the “Predecessor Company”), for the period from January 1, 2003 through June 20, 2003 and for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s and Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Components, Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of operations and cash flows of United Components, Inc. for the year ended December 31, 2004 and for the period from June 21, 2003 through December 31, 2003 and of the combined statements of income, shareholder’s equity and cash flows of the Predecessor Company for the period from January 1, 2003 through June 20, 2003 and for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
New York, New York
March 11, 2005

UNITED COMPONENTS, INC. (“UCI”)
BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$11,291	$46,130
Accounts receivable, net	238,581	230,345
Inventories, net	188,212	168,797
Deferred tax assets	18,578	17,756
Other current assets	12,188	10,877

Total current assets	468,850	473,905
Property, plant and equipment, net	216,849	219,973
Goodwill	166,559	163,823
Other intangible assets, net	94,229	77,124
Deferred financing costs, net	7,686	10,146
Deferred tax assets	—	13,609
Pension and other assets	12,772	11,359

Total assets	$966,945	$969,939

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$91,505	$74,652
Short-term borrowings	1,267	752
Current maturities of long-term debt	228	1,034
Accrued expenses and other current liabilities	67,808	66,729

Total current liabilities	160,808	143,167
Long-term debt, less current maturities	456,674	520,472
Pension and other postretirement liabilities	53,141	50,038
Deferred tax liabilities	6,430	—
Other liabilities	1,972	2,172
Contingencies — Note M	—	—

Total liabilities	679,025	715,849

Shareholder’s equity
Common stock	—	—
Additional paid in capital	263,120	261,385
Retained earnings (deficit)	22,074	(8,755)
Accumulated other comprehensive income	2,726	1,460

Total shareholder’s equity	287,920	254,090

Total liabilities and shareholder’s equity	$966,945	$969,939

The accompanying notes are an integral part of these statements.

UNITED COMPONENTS, INC.
INCOME STATEMENTS

	UCI Consolidated		Predecessor Combined

		June 21, 2003	Jan. 1, 2003
	Year ended	through	through	Year ended
	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003	Dec. 31, 2002

	(In thousands)
Net sales	$1,026,665	$506,831	$452,467	$923,038
Cost of sales	813,864	433,345	378,211	715,705

Gross profit	212,801	73,486	74,256	207,333

Operating expenses
Selling and warehousing	72,725	34,178	33,585	67,872
General and administrative	44,010	21,815	18,928	34,478
Amortization of intangible assets	6,834	3,176	60	720

Operating income	89,232	14,317	21,683	104,263

Other income (expense)
Interest income	241	254	1,712	5,173
Interest expense	(36,288)	(26,602)	(245)	(927)
Management fee expense	(2,000)	(1,000)	(18)	(79)
Miscellaneous, net	723	(12)	(408)	(387)

Income (loss) before income taxes	51,908	(13,043)	22,724	108,043
Income tax expense (benefit)	21,079	(4,288)	942	4,435

Net income (loss)	$30,829	$(8,755)	$21,782	$103,608

Pro forma (unaudited), adjusted solely for change in income tax filing status — Note B:
Historical income before income taxes			$22,724	$108,043
Income tax expense			8,544	40,328

Pro forma net income			$14,180	$67,715

The accompanying notes are an integral part of these statements.

UNITED COMPONENTS, INC.
STATEMENTS OF CASH FLOWS

	UCI Consolidated		Predecessor Combined

		June 21, 2003	January 1, 2003
	Year Ended	through	through	Year Ended
	December 31,	December 31,	June 20,	December 31,
	2004	2003	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$30,829	$(8,755)	$21,782	$103,608
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	35,323	21,148	12,928	27,798
Amortization of intangible assets	6,834	3,176	60	720
Amortization of deferred financing costs and debt issuance costs	3,093	5,444	—	—
Deferred income taxes	2,220	(5,531)	—	—
(Gain) loss on sale of property, plant and equipment, net	(111)	—	242	206
Other non-cash, net	1,203	(141)	—	—
Changes in operating assets and liabilities
Accounts receivable	(7,331)	314	(18,146)	(28,399)
Inventories	(19,415)	55,461	18,806	(15,823)
Other current assets	(1,311)	118	(3,035)	(870)
Accounts payable	16,853	38,884	(9,425)	1,067
Accrued expenses and other current liabilities	6,774	6,202	(2,438)	6,332
Other assets	(1,413)	(2,836)	715	(1,657)
Other liabilities	4,817	9	2,404	688

Net cash provided by operating activities	78,365	113,493	23,893	93,670

Cash flows from investing activities:
Acquisition and related fees	(8,000)	(818,162)	—	(65)
Capital expenditures	(44,815)	(21,998)	(21,388)	(45,709)
Proceeds from sale of property, plant and equipment	2,011	2,252	215	654

Net cash used in investing activities	(50,804)	(837,908)	(21,173)	(45,120)

Cash flows from financing activities:
Issuances of debt	967	585,000	—	1,432
Financing fees and debt issuance costs	—	(21,583)	—	—
Debt repayments	(65,688)	(58,756)	(98)	—
Shareholder’s equity contribution	1,735	261,385	—	—
Dividends and transfers to UIS, Inc., net	—	—	(28,033)	(42,444)

Net cash provided by (used in) financing activities	(62,986)	766,046	(28,131)	(41,012)

Effect of exchange rate changes on cash	586	47	1,509	1,118

Net increase (decrease) in cash and cash equivalents	(34,839)	41,678	(23,902)	8,656
Cash and cash equivalents at beginning of period	46,130	4,452	28,354	19,698

Cash and cash equivalents at end of period	$11,291	$46,130	$4,452	$28,354

The accompanying notes are an integral part of these statements.

UNITED COMPONENTS, INC.
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

						Accumulated
						Other
			Additional	Retained		Comprehensive	Total	Comprehensive
	Preferred	Common	Paid In	Earnings	Division	Income	Shareholder’s	Income
	Stock	Stock	Capital	(Deficit)	Equity	(Loss)	Equity	(Loss)

	(In thousands)
Predecessor combined balance at January 1, 2003	$13	$4,289	$44,940	$467,376	$67,929	$(16,512)	$568,035
Dividends paid				(17,913)			(17,913)
Liability to UIS contributed to capital			20,271				20,271
Transfers with UIS, net				(56,630)	(10,120)		(66,750)
Comprehensive income
Net income				6,650	15,132		21,782	$21,782
Other comprehensive income
Foreign currency adjustment						4,125	4,125	4,125

Total comprehensive income								$25,907

Predecessor combined balance at June 20, 2003	$13	$4,289	$65,211	$399,483	$72,941	$(12,387)	$529,550

UCI consolidated balance at June 20, 2003	$—	$—	$260,000	$—	$—	$—	$260,000
Additions to paid-in capital			1,385				1,385
Comprehensive income
Net loss				(8,755)			(8,755)	$(8,755)
Other comprehensive income (loss)
Interest rate swaps						(114)	(114)	(114)
Foreign currency adjustment						1,574	1,574	1,574

Total comprehensive loss								$(7,295)

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090
Additions to paid-in capital			1,735				1,735
Comprehensive income
Net income				30,829			30,829	$30,829
Other comprehensive income (loss)
Interest rate swaps						504	504	504
Foreign currency adjustment						1,308	1,308	1,308
Minimum pension liability adjustment						(546)	(546)	(546)

Total comprehensive income								$32,095

UCI consolidated balance at December 31, 2004	$—	$—	$263,120	$22,074	$—	$2,726	$287,920

The accompanying notes are an integral part of these statements.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A —	GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
      United Components, Inc. (“UCI”) is a wholly owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and United Components, Inc. are corporations formed at the direction of The Carlyle Group (“Carlyle”). At December 31, 2004, affiliates of Carlyle owned 98.6% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management and UCI’s Board of Directors.
      On June 20, 2003, United Components, Inc. purchased from UIS, Inc. and UIS Industries, Inc. (together “UIS”), the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests in Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which is the owner of 100% of the capital stock of Flexible Lamps, Ltd. and Airtex Products Ltd.), Mid-South Mfg., Inc., Airtex Products S.A., Airtex Products, Inc. (currently Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S.A. de C.V., Automotive Accessory Co. Ltd. and Airtex Products, LLC, a limited liability company that owns the assets of the Airtex Products business of UIS, Inc. (See Note B).
      The vehicle parts businesses of UIS, consisting of the aforementioned entities, are collectively referred to in these financial statements as the “Predecessor Company” or “Predecessor.” In these notes to the financial statements, the term the “Company” refers to either or both UCI (and its subsidiaries) and the Predecessor Company. The aforementioned June 20, 2003 acquisition is referred to in these notes to the financial statements as the “Acquisition”.
      The Company operates in one business segment through its subsidiaries. The Company manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North America and Europe.
      A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:
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
Allocation of the Acquisition Purchase Price
      The consolidated balance sheet at December 31, 2003, the consolidated income statement for the period June 21, 2003 through December 31, 2003, and the quarterly data for the third and fourth quarters 2003 and the first quarter 2004 reflect the preliminary allocation of the Acquisition purchase price (See Note B). For all periods subsequent to March 31, 2004, the financial data presented in these financial statements and related notes reflect the final allocation of the Acquisition purchase price. This final allocation had no impact on previously reported results of operations.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
      The Company records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collection is reasonably assured. In the case of sales to the aftermarket, the Company recognizes revenue when the above conditions are met for its direct customers, which are the aftermarket distributors. Losses for the estimated sales returns, allowances and warranty costs are recorded when the sales are recorded. Sales returns, allowances and warranty costs are estimated based upon historical experience, current trends, and the Company’s expectations regarding future experience. Adjustments to such returns, allowances, and warranty costs are made as new information becomes available.
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
Inventories
      Inventories are stated at the lower of cost or market. Cost is principally determined using standard cost, which approximates the first-in, first-out method. Inventories are reduced by an allowance for excess and obsolete inventories, based on the Company’s review of on-hand inventories. The expense of inventory write-downs is included in cost of sales.
Depreciation and Amortization
      Depreciation of property, plant and equipment is provided on a straight-line basis, over the estimated service lives of the assets. Leasehold improvements are amortized over the shorter of their service life or the remaining term of the lease.
      Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred. Repairs and maintenance expenses for the years ended December 31, 2004, 2003 and 2002 were $8.1, $8.9, and $9.7 million, respectively. Repairs and maintenance expenses for the period January 1, 2003 to June 20, 2003 were $5.0 million.
      Trademarks have indefinite lives and are not amortized; instead they are subject to impairment evaluations. Other intangibles are amortized over their useful lives on an accelerated basis commensurate with the expected benefits received from such intangible assets.
Goodwill and Trademarks with Indefinite Lives
      Goodwill and trademarks with indefinite lives are tested for impairment on an annual basis, unless conditions arise that would require a more frequent evaluation. In assessing their recoverability, projections regarding estimated discounted future cash flows and other factors are made to determine if an impairment has occurred. If the Company concludes that there was an impairment, the Company will write down the carrying value of the asset to fair value. No impairment losses have been recognized in any of the periods presented.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company evaluates trademarks with indefinite lives annually to determine whether events and circumstances continue to support the indefinite useful lives. No trademarks were determined to have finite useful lives in any of the periods presented.
Impairment of Long-Lived Assets other than Goodwill and Trademarks with Indefinite Lives and Long-Lived Assets to be Disposed of
      The Company evaluates all of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of such long-lived assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows that are expected to be generated by the asset. If the carrying amount exceeds the expected undiscounted future cash flows, the asset is considered to be impaired. If an asset is considered to be impaired, it is written down to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairment losses have been recognized in any of the periods presented.
Income Taxes
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating losses and tax credit carryforwards. The Company establishes valuation allowances against operating losses and tax credit carryforwards when the ability to fully utilize these benefits is determined to be uncertain. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.
Foreign Currency Translation
      Income statements of foreign subsidiaries are translated into U.S. dollars using the average exchange rates during the applicable period.
      Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the applicable balance sheet date. Resulting cumulative translation adjustments are recorded as a component of shareholder’s equity in accumulated other comprehensive income. The December 2004 amount is net of $1.7 million of tax.
      Transaction foreign exchange gains and losses are included in the income statement and are not material.
Reporting of Comprehensive Income (Loss)
      Comprehensive income (loss) includes (i) net income, (ii) the cumulative effect of translating balance sheets of foreign subsidiaries to U.S. dollars, (iii) the effect of adjusting interest rate swaps to market, and (iv) the recognition of minimum pension liabilities. The last three are not included in the income statement and are reflected as adjustments to shareholder’s equity.
Financial Statement Presentation
      The following provides a description of certain items that appear in the income statement:
      Net sales includes gross sales less deductions for incentive rebate programs, sales returns, allowances and discounts. Shipping and handling fees that are billed to customers are classified as revenues.
      Cost of sales includes all costs required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs, supplies,

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
utilities, depreciation, insurance, pension, postretirement and other fringe benefits, information technology costs, shipping and other costs. Cost of sales also includes the procurement, packaging, and shipping of products purchased for resale.
      Selling and warehousing expenses includes costs of selling and marketing, warehousing, technical services and distribution. The major cost elements for this line item include salaries and wages, pension, postretirement and other fringe benefits, freight, depreciation, advertising and information technology costs.
      Advertising is expensed as incurred and for the years ended December 31, 2004, 2003 and 2002 was $6.4, $4.6, and $5.4 million, respectively. Advertising expense for the period January 1, 2003 to June 20, 2003 was $3.0 million.
      General and administrative expenses includes the costs of executive, accounting and administrative personnel, professional fees, pension, postretirement and other fringe benefits, insurance, provisions for doubtful accounts, rent and information technology costs.
Stock Options
      UCI’s parent, UCI Acquisition Holdings, Inc., adopted a stock option plan in 2003 (the “Plan”). The Plan permits the granting of options to purchase shares of common stock of UCI Acquisitions Holdings, Inc. UCI’s employees, directors, and consultants are eligible to receive stock option grants.
      The Company has adopted the disclosure-only provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
      Under APB Opinion No. 25, the intrinsic-value-based method of accounting for stock option plans is used. Under this method, compensation cost is the excess, if any, of the market price at the grant date over the amount an employee must pay to acquire the stock. UCI grants stock options with an exercise price of not less than the market value of the common stock on the date of the grant; therefore, no compensation expense has been recorded in any period presented in connection with the stock options.
      The Black-Scholes option pricing model was used to estimate fair values as of the date of the grants using the following assumptions:

	December 31,

	2004	2003

Dividend yield	0.00%	0.00%
Risk-free interest rate	3.99%	3.73%
Volatility	43.00%	41.00%
Expected option term in years	8	8
      The per share weighted average fair value of options granted was $54.30 and $52.17 in 2004 and 2003, respectively.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Had the compensation cost of the stock option plan been applied using the fair-value-based method at the grant date, rather than the intrinsic-value-method of accounting, the pro forma amounts would be as follows (in millions):

	Year Ended
	December 31,

	2004	2003

Net Income as reported	$30.8	$13.0
Pro forma stock-based compensation expense, net of tax	2.0	1.1

Pro forma net income	$28.8	$11.9

      Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future years.
Environmental Liabilities
      The Company accrues for environmental investigation, remediation and penalty costs when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability is determined on an undiscounted cash flow basis and is not reduced for potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties. Environmental expenditures are capitalized if they mitigate or prevent future contamination or if they improve environmental safety or efficiency of the existing assets. All other environmental costs are expensed. Environmental cost estimates may include expenses for remediation of identified sites, long term monitoring, payments for claims, administrative expenses, and expenses for ongoing evaluations and litigation. The liability is adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.
Insurance Reserves
      The Company’s insurance for workers’ compensation, automobile, product and general liability includes high deductibles for which the Company is responsible. Estimated losses, for which the Company is responsible, are estimated and recorded as expenses in the period incurred.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates. The estimates and assumptions include estimates of collectibility of accounts receivable and the realizability of inventory, goodwill and other intangible assets. They also include estimates of cost accruals, environmental liabilities, warranty and product returns, insurance reserves, income taxes, pensions and other postretirement benefits and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.
New Accounting Pronouncements
      In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. FSP 106-2 provides guidance regarding accounting and disclosure related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) that was signed into law in December 2003. FSP 106-2 is effective for interim and annual periods beginning after June 15, 2004. The Act introduces a

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
prescription drug benefit under Medicare (Medicare Part D) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare Part D. Benefits from the Act generally cover individuals who are age 65 or greater. Since postretirement medical coverage under the Company’s plans ceases at age 65, the Act does not have an impact on the Company’s obligations.
      In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. SFAS No. 123R requires the measurement of share-based payments to employees using a fair-value-based method and the recording of such expense in the income statement. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005 and are to be applied prospectively. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See the “Stock Options” section of this Note A for the pro forma net income as if the Company had used a fair-value-based method, similar to the methods required under SFAS No. 123R, to measure compensation expense. Had SFAS No. 123R been applied in the periods disclosed, the impact would have been similar to those pro forma amounts. The future impact is dependent upon if and when additional options are granted or expire, as well as the vesting period of such options.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under existing guidelines, items such as idle facility expense, excessive spoilage and re-handling costs may be “so abnormal’ as to require treatment as current period charges rather than recorded adjustments to the value of inventory. SFAS No. 151 requires that such items be recognized as current period charges regardless of whether they meet the “so abnormal’ criteria. The accounting provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material effect on its financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” It is effective immediately. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act”), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The Company does not expect FSP 109-2 to have a material effect on its financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. It is not expected that these provisions will have a material impact on the Company’s financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.
Segment Reporting
      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports as one segment. The Company is in one business, which is the manufacturing and distribution of vehicle parts. The products and services, customer base, distribution

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
channel, manufacturing process, procurement, and economic characteristic are similar throughout all of the Company’s operations.
Derivative Financial Instruments
      The Company recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in income or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative, and the effect on the financial statements, will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.
NOTE B — ACQUISITION
Overview
      On June 20, 2003, UCI purchased from UIS the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of the Predecessor Company.
      The Acquisition purchase price was $808 million. In addition, the Company assumed $2 million of debt and capital lease obligations. Fees and expenses associated with the Acquisition (excluding financing fees) were $18 million and are accounted for as additional purchase price. Financing for the Acquisition was comprised of a $260 million equity contribution by Carlyle, proceeds from $585 million of debt, and an $8 million accrued liability, which was paid in January 2004. In addition to funding the purchase price, proceeds from the borrowings provided $5 million of operating cash, and were also used to pay for the aforementioned $18 million of Acquisition-related fees and expenses and $22 million of financing fees.
Change in Income Tax Filing Status
      As discussed in Note K, the Predecessor Company had elected for certain of its subsidiaries to be taxed as S corporations pursuant to the Internal Revenue Code. In connection with the Acquisition, the Company terminated its S corporation elections and became a C corporation and, consequently, became subject to Federal and additional state and local income taxes. As part of the allocation of the Acquisition purchase price, net deferred tax assets have been calculated based on UCI’s higher effective tax rate. The pro forma information presented below includes adjustments for, among other things, the change in the Company’s income tax filing status. The pro forma income tax amount includes income taxes as if the Company had been filing as a C corporation for the entire period.
Allocation of the Acquisition Purchase Price and Pro Forma Information
      The Acquisition is accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired companies are included in the results of UCI beginning on the June 20, 2003 acquisition date.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions).

Current assets	$474
Property, plant and equipment	214
Goodwill	167
Other intangible assets	97
Deferred taxes	7
Other long-term assets	3

Total assets acquired	962

Current liabilities	93
Long-term debt, excluding borrowings to fund the Acquisition purchase price and related transaction fees	2
Pension and other postretirement liabilities	37
Other long-term liabilities	4

Total liabilities assumed	136

Net assets acquired	$826

      Of the $97 million of acquired intangible assets, approximately $40 million was assigned to trademarks that are not subject to amortization, $50 million was assigned to customer relationships and $7 million was assigned to technologies.
      Below is unaudited pro forma data for the year ended December 31, 2003, after giving effect to the Acquisition as if it had occurred on January 1, 2003. The pro forma adjustments give effect to (i) the allocation of the Acquisition purchase price, (ii) the Company’s capital structure immediately after the Acquisition, (iii) the Carlyle management fee (see Note N), and (iv) income tax expense based on a C corporation filing status. The pro forma data does not purport to represent what the results of operations would have been if the Acquisition had occurred as of the date indicated above, or what the results will be in future periods (in thousands).

Pro Forma Data
(unaudited)
Year Ended
December 31,
2003

Net sales	$959,298
Operating income	3,643
Net loss	(30,044)

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE C — ALLOWANCE FOR DOUBTFUL ACCOUNTS
      Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	December 31,

	2004	2003	2002

Beginning of year	$4,335	$4,138	$3,214
Provision for doubtful accounts	184	1,377	1,584
Accounts written off	(1,573)	(1,268)	(734)
Recoveries	258	88	74

End of year	$3,204	$4,335	$4,138

NOTE D — SALES OF RECEIVABLES
      In 2004, UCI entered into agreements to sell undivided interests in certain of its receivables to a factoring company, which in turn has the right to sell an undivided interest to a financial institution or other third party. UCI enters these agreements at its discretion when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $19 million of receivables during 2004 of which $8 million would otherwise have been outstanding at December 31, 2004. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.
      The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were a 0.25% agent’s fee and a discount deducted by the factoring company, which is calculated based on LIBOR plus 1.5%. These costs were $121,000 in 2004 and are recorded in miscellaneous, net.
NOTE E — INVENTORIES
      The components of inventory are as follows (in thousands):

	December 31,

	2004	2003

Raw materials	$34,461	$29,305
Work in process	49,376	47,056
Finished products	125,620	116,176
Valuation reserves	(21,245)	(23,740)

	$188,212	$168,797

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE F — PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consists of the following (in thousands):

		December 31,
	Depreciable
	Life	2004	2003

Land and improvements	5-10 years	$19,130	$19,278
Buildings and improvements	5-40 years	65,997	62,655
Equipment	3-15 years	186,860	159,048

		271,987	240,981
Less accumulated depreciation		(55,138)	(21,008)

		$216,849	$219,973

      Included in equipment shown above are purchases totaling approximately $0.9 million under capital lease obligations. Accumulated amortization was approximately $0.4 and $0.1 million at December 31, 2004 and 2003, respectively.
NOTE G — OTHER INTANGIBLE ASSETS
      The components of other intangible assets are as follows (in thousands):

		December 31,
	Amortizable
	Life	2004	2003

Customer relationships	15 years	$49,400	$32,100
Technologies	10 years	7,100	7,600
Trademarks	Indefinite	40,100	40,600
Integrated software system (implementation in process)	7 years	7,639	—

		104,239	80,300
Less accumulated amortization		(10,010)	(3,176)

		$94,229	$77,124

      The estimated amortization expense related to customer relationships and technologies for each of the succeeding five years is (in thousands):

2005	$5,888
2006	5,318
2007	4,814
2008	4,366
2009	3,968

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE H — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
      Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,

	2004	2003

Salaries and wages	$2,756	$2,464
Bonuses	4,245	5,712
Vacation pay	5,721	5,252
Pension and other postretirement liabilities	4,039	3,174
Product returns	15,291	13,999
Rebates, credits and discounts due customers	6,475	8,097
Insurance	9,337	1,687
Taxes payable	4,081	3,122
Final payment of Acquisition purchase price	—	8,000
Other	15,863	15,222

	$67,808	$66,729

NOTE I — PRODUCT RETURNS LIABILITY
      The product returns liability is included in accrued expenses and other current liabilities. It includes accruals for parts returned due to manufacturing defect and for certain parts returned because of customer excess quantities. The changes in the Company’s product returns liability are as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Beginning of year	$13,999	$4,252	$2,958
Returned parts expense	(39,510)	(35,158)	(32,546)
Additional loss provision	40,802	35,305	33,840
Allocation of Acquisition purchase price adjustments	—	9,600	—

End of year	$15,291	$13,999	$4,252

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE J — DEBT
      Debt is summarized as follows (in thousands):

	December 31,

	2004	2003

Short-term borrowings	$1,267	$752
Capitalized leases	261	498
Term loan	232,000	297,000
Senior subordinated notes	230,000	230,000
Debt issuance costs	(5,359)	(5,992)

	458,169	522,258
Less:
Short-term borrowings	1,267	752
Current maturities	228	1,034

Long-term debt	$456,674	$520,472

      Senior credit facilities — The senior credit facilities are comprised of a revolving credit facility and a term loan.
      The $75 million revolving credit facility is available until 2010. The interest rates per annum applicable to the revolving credit facility, as well as the term loans, are, at the Company’s option, the Base Rate or Eurodollar Rate plus, in each case, an applicable margin. The applicable margin is subject to adjustment based on a consolidated leverage ratio, as defined. The Base Rate is a fluctuating interest rate equal to the higher of (a) the prime lending rate as set forth on the British Banking Association Telerate page 5 or another comparable page, and (b) the Federal funds effective rate plus 0.50%. In addition to interest on outstanding borrowings, the Company is required to pay a commitment fee on any unused revolving credit facility commitments at a per annum rate of 0.50%, subject to adjustment based on a consolidated leverage ratio, as defined. At December 31, 2004, the interest rate was 4.78%. At December 31, 2004, there were $0.5 million of borrowings outstanding under the revolving credit facility. This amount is included in short-term borrowings. Also, at December 31, 2004, $6.1 million of the borrowing capacity had been used to support outstanding letters of credit. Accordingly, at December 31, 2004, $68.4 million was available for borrowing under the revolving credit facility.
      The $232 million term loan facility is due in 2010. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods elected under the facility. The interest rate is variable and is determined as described above. At December 31, 2004, the interest rate was 4.78%. The loan is secured by all tangible and intangible assets of the Company. The Tranche C term loan amortizes in scheduled quarterly payments of $0.6 million per quarter, beginning December 31, 2006 through June 30, 2009, and $56.4 million per quarter from September 30, 2009 through June 30, 2010.
      In 2004, the Company voluntarily prepaid $65 million of the senior credit facility term loan. Also in 2004, as a result of achieving certain financial thresholds, the Company reduced the borrowing rate of its senior credit facility term loan by 0.50%.
      The senior credit facilities require the Company to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facilities include certain negative covenants restricting or limiting the Company’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
expenditures; engage in acquisitions or other business combinations; sell assets, and alter the Company’s business. The Company is in compliance with all of these covenants.
      Senior subordinated notes — The Senior Subordinated Notes (the “Notes”) bear interest at 9 3/8%. Interest is payable semi-annually, in arrears on June 15 and December 15 of each year, beginning December 15, 2003. The Notes are unsecured and rank equally in right of payment with any of the Company’s future senior subordinated indebtedness. They are subordinated to indebtedness and other liabilities of the Company’s subsidiaries that are not guarantors of the Notes. They are guaranteed on a full and unconditional and joint and several basis by the Company’s domestic subsidiaries. The Notes mature on June 15, 2013.
      The Notes indenture contains covenants that limit the Company’s ability to: incur or guarantee additional debt, pay dividends or redeem stock, make certain investments, and sell assets. The Company is in compliance with all of these covenants.
      Short-term borrowings — Short-term borrowings include the $0.5 million of borrowing under the revolving credit facility and notes payable of a foreign subsidiary to foreign credit institutions. The foreign notes bear interest at EURIBOR, plus 0.50%, which totaled 2.86% and 2.81% at December 31, 2004 and 2003, respectively. The notes payable are collateralized by certain accounts receivable related to the amounts financed.
      Future Payments — The following is a schedule of future payments of debt at December 31, 2004 (in thousands):

2005	$1,495
2006	631
2007	2,392
2008	2,392
2009	113,906
Thereafter	342,712

$463,528

      Interest Expense — Interest expense in 2004 was $36.3 million, including $1.0 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $65 million of the senior credit facility term loan. Interest expense in 2003 was $26.6 million, including (i) a $2.6 million cost of a bridge loan incurred in connection with the Acquisition, (ii) $1.6 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of a portion of the senior credit facility term loan, and (iii) $0.6 million of fees incurred in connection with the renegotiation of the senior credit facility. Interest expense relating to capitalized lease obligations, notes payable and other debt, other than debt with related parties, was $0.1 million in the year ended December 31, 2002. In 2004 and 2003, capitalized interest was $0.6 million and $0.1 million, respectively.
NOTE K — INCOME TAXES
      Prior to June 21, 2003, the subsidiaries comprising the Predecessor Company were treated as disregarded entities for U.S. tax purposes (Qualified Subchapter S subsidiaries, or “Q subs”). As Q subs of UIS, the subsidiaries were included in the U.S. Federal and certain state S corporation income tax returns of UIS. As such, the income taxes on the earnings of the Predecessor Company were paid by the sole shareholder of UIS pursuant to an election for Federal income tax purposes not to be taxed as a corporation. No tax sharing arrangement existed for the subsidiaries comprising the Predecessor Company. Accordingly, no provision has been made in the financial statements for Federal income taxes on the net earnings of these companies for the periods prior to June 21, 2003. A provision for certain state franchise and income taxes has been made.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Q sub status and the S corporation status terminated effective with the Acquisition. (See Note B.) On the Acquisition date, the Company became a C corporation and became subject to both Federal and state income taxes. UCI’s effective tax rate has increased accordingly. As part of the allocation of the Acquisition purchase price, net deferred tax assets were established and calculated based on UCI’s higher effective tax rate.
      The Acquisition (See Note B) was accounted for as an asset purchase for U.S. tax purposes.
      The components of income (loss) before income taxes are as follows (in thousands):

	Year	June 21	Jan. 1	Year
	Ended	through	through	Ended
	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003	Dec. 31, 2002

Income (loss) before income taxes
United States	$49,519	$(14,593)	$20,846	$99,077
Non-United States	2,389	1,550	1,878	8,966

	$51,908	$(13,043)	$22,724	$108,043

      Components of income tax expense (benefit) are as follows (in thousands):

	Year	June 21	Jan. 1	Year
	Ended	through	through	Ended
	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003	Dec. 31, 2002

Current
Federal	$14,587	$—	$—	$—
State	2,125	577	563	1,104
Foreign	2,147	666	561	2,777

	18,859	1,243	1,124	3,881

Deferred
Federal	3,175	(5,135)	—	—
State	96	(492)	(268)	372
Foreign	(1,051)	96	86	182

	2,220	(5,531)	(182)	554

	$21,079	$(4,288)	$942	$4,435

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense (benefit) follows (in thousands):

	Year	June 21	Jan. 1	Year
	Ended	through	through	Ended
	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003	Dec. 31, 2002

Income tax expense (benefit) at U.S. Federal statutory income tax rate	$18,168	$(4,565)	$7,953	$37,815
Federal benefit from S Corp.	—	—	(7,296)	(34,677)
Foreign income taxed in U.S.	913	—	—	—
Foreign income tax	260	220	(10)	(179)
State income taxes, net of Federal income tax benefit	1,444	56	294	1,474
Other, net	294	1	1	2

Income tax expense (benefit)	$21,079	$(4,288)	$942	$4,435

      Deferred taxes are attributable to the following (in thousands):

	December 31,

	2004	2003 (As Adjusted)

Deferred tax assets
Pension and postretirement benefits	$13,050	$13,111
Product returns and warranty accruals	5,810	5,310
Environmental accruals	228	228
Vacation accrual	2,174	1,996
Inventory valuation	8,134	5,877
Insurance accruals	1,569	241
Other	2,464	2,059

Total deferred tax assets	33,429	28,822

Deferred tax liabilities
Depreciation	(12,436)	(7,338)
Goodwill amortization for tax, but not book	(5,743)	(4,344)
Cumulative foreign exchange adjustment included in other comprehensive income	(1,732)	—
Other	(1,370)	(1,139)

Total deferred tax liabilities	(21,281)	(12,821)

Net deferred tax assets	$12,148	$16,001

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets and liabilities at December 31, 2003 in the above table have been adjusted to reflect the final allocation of the Acquisition purchase price, which was not completed until June 2004. The adjustments were made to provide comparable information to the 2004 amounts and do not affect results of operations. Below is a reconciliation of the 2003 net deferred tax assets, as reported, to the 2003 adjusted amounts presented above (in thousands):

Net deferred tax assets, as reported in the 2003 balance sheet	$31,365
Adjustment to reflect the final allocation of the Acquisition purchase price	(15,364)

Net deferred tax assets, as adjusted	$16,001

      The net deferred tax assets are included in the balance sheet as follows (in thousands):

	December 31,

	2004	2003

Current assets — Deferred tax assets	$18,578	$17,756
Deferred tax assets	—	13,609
Deferred tax liabilities	(6,430)	—

Net deferred tax assets	$12,148	$31,365

      Realization of the net deferred tax assets is dependent on the Company generating sufficient taxable income in future years to utilize the benefits of the reversals of temporary differences. The Company has performed an assessment regarding the realization of the net deferred tax assets, which includes projecting future taxable income, and has determined it is more likely than not that the net deferred tax assets will be realized.
      The Company does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested. At December 31, 2004, these earnings amounted to approximately $2 million. Determination of the net amount of unrecognized U.S. income taxes with respect to these earnings is not practicable.
NOTE L — EMPLOYEE BENEFIT PLANS
Pension Plans
      The Company maintains defined benefit retirement plans covering certain U.S. and non-U.S. employees. The defined benefit retirement plans are generally based on years of service and employee compensation.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The measurement date used to determine pension obligations is December 31, 2004. The following table sets forth the plans’ status (in thousands):

	December 31,

	2004		2003

	U.S.	Foreign	U.S.	Foreign

Change in benefit obligations
Benefit obligations at beginning of year	$155,857	$44,898	$142,682	$33,848
Service cost	5,820	2,272	5,657	1,929
Interest cost	9,499	2,455	9,302	1,748
Actuarial loss	17,721	2,371	6,361	3,541
Foreign currency change	—	1,261	—	3,810
Plan amendments	1,554	—	—	—
Plan curtailments	—	113	—	—
Plan settlements	—	(212)	—	—
Participant contributions	—	1,006	—	788
Benefits paid	(5,977)	(1,162)	(8,145)	(766)

Benefit obligations at end of year	$184,474	$53,002	$155,857	$44,898

Change in plan assets
Fair value of plan assets at beginning of year	$146,958	$29,980	$129,947	$21,823
Actual return on plan assets	9,152	2,140	23,955	3,520
Employer contributions	2,752	2,278	1,201	1,910
Foreign currency change	—	2,252	—	2,705
Special termination benefits	—	(212)	—	—
Participant contributions	—	1,006	—	788
Benefits paid	(5,977)	(1,162)	(8,145)	(766)

Plan assets at end of year	$152,885	$36,282	$146,958	$29,980

Funded status	$(31,589)	$(16,720)	$(8,899)	$(14,918)
Unrecognized net actuarial loss (gain)	9,428	562	(10,413)	(1,828)
Unrecognized prior service cost	1,524	—	—	—

Net liability on balance sheet	$(20,637)	$(16,158)	$(19,312)	$(16,746)

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The net liability is classified in the balance sheet as follows (in thousands):

	December 31,

	2004		2003

	U.S.	Foreign	U.S.	Foreign

Plans in net asset position included in pension and other assets	$10,347	$—	$9,829	$—
Intangible pension assets included in pension and other assets	1,524	—	—	—
Amounts included in accumulated other comprehensive income (pre-tax amount)	895	—	—	—
Accrued pension cost included in accrued expenses and other current liabilities	(3,400)	(237)	(2,586)	—
Accrued pension cost included in pension and other postretirement liabilities	(30,003)	(15,921)	(26,555)	(16,746)

	$(20,637)	$(16,158)	$(19,312)	$(16,746)

      The components of net periodic pension expense (income) are as follows (in thousands):

					Jan. 1
	Year Ended		June 21 through		through	Year Ended
	Dec. 31, 2004		Dec. 31, 2003		June 20, 2003	Dec. 31, 2002

	U.S.	Foreign	U.S.	Foreign	U.S.	U.S.

Service cost	$5,820	$2,272	$3,189	$1,090	$3,296	$4,734
Interest cost	9,498	2,455	4,995	963	5,071	8,659
Expected return on plan assets	(11,254)	(2,179)	(5,785)	(816)	(6,684)	(13,026)
Recognized net actuarial gain	—	—	—	—	—	(221)
Amortization of transition asset	—	—	—	—	(88)	(386)
Amortization of prior service cost	30	—	—	—	270	598
Amortization of unrecognized gain	(18)	—	—	—	(93)	(736)
Curtailment loss recognized	—	70	—	—	—	—

	$4,076	$2,618	$2,399	$1,237	$1,772	$(378)

      The Company determines its actuarial assumptions on an annual basis. In determining the present values of the Company’s benefit obligations and net periodic pension expense for all plans as of and for the years ended December 31, 2004 and 2003, the Company used the following assumptions:

	2004	2003

Weighted average discount rate to determine benefit obligations	5.7%	5.9%
Weighted average discount rate to determine net cost	6.1%	5.9%
Rate of future compensation increases	4.0%-5.0%	3.0%-7.0%
Rate of return on plan assets	7.1%-8.0%	6.0%-8.0%
      The assumed rate of return on plan assets was determined based on expected asset allocation and long-term returns for each category of investment.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The weighted-average pension plan asset allocations for all plans are as follows:

	December 31,

	2004	2003

Equity securities	59%	57%
Debt securities	32%	34%
Real estate and other	9%	9%

Total	100%	100%

      The Company’s investment strategy is to maintain the mix of equity and debt securities and other investments in the approximate percentages shown above.
      In 2003, $2.7 million of annuities were purchased for plan participants who worked for the prior owner. This is included in the 2003 benefit payment. During 2005, the Company expects to contribute approximately $7.3 million to its plans. Pension benefit payments expected to be paid are as follows: 2005, $8.1; 2006, $8.5; 2007, $9.1; 2008, $10.0; 2009, $10.9, and 2010 through 2014, $66.4 million. Expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2004 and include estimated future employee service.
Profit Sharing and Defined Contribution Pension Plans
      Certain subsidiaries sponsor defined contribution plans under section 401(k) of the Internal Revenue Code of 1986. Eligible participants may elect to defer from 5% to 50% of eligible compensation. Such subsidiaries are required to match employees’ contributions based on formulas, which vary by plan. The Company had expenses for profit sharing and defined contribution pension plans of approximately $2.8, $2.7, and $2.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Other Postretirement Benefits
      Certain subsidiaries of the Company provide health care and life insurance benefits to eligible retired employees. The plans are partially funded by participant contributions and contain cost-sharing features such as deductibles and coinsurance.
      The measurement date used to determine postretirement obligations is December 31, 2004. The following table presents information for the postretirement plans (in thousands):

	December 31,

	2004	2003

Change in benefit obligations
Benefit obligations at beginning of year	$7,124	$8,016
Service cost	263	264
Interest cost	432	415
Actuarial loss (gain)	420	(1,133)
Benefits paid	(401)	(438)

Benefit obligations at end of year	$7,838	$7,124

Benefit obligations of end of year	$(7,838)	$(7,124)
Unrecognized net actuarial loss (gain)	219	(201)

Accrued obligation	$(7,619)	$(7,325)

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The accrued obligation is included in the balance sheet as follows (in thousands):

	December 31,

	2004	2003

Accrued obligation included in accrued expenses and other current liabilities	$(402)	$(588)
Accrued obligation included in pension and other postretirement liabilities	(7,217)	(6,737)

	$(7,619)	$(7,325)

      The following are the components of net periodic postretirement benefit cost (in thousands):

	Year Ended December 31,

	2004	2003	2002

Service cost	$263	$264	$260
Interest cost	433	415	505
Recognized net actuarial gain	—	(147)	(36)
Amortization of prior service cost	—	(26)	(51)
Amortization of unrecognized gain	—	—	(162)

	$696	$506	$516

      The Company determines its actuarial assumptions on an annual basis. In determining the present values of the Company’s benefit obligations and net periodic benefit cost, the Company used a discount rate of 5.75% and 6.25% for the years ended December 31, 2004 and 2003, respectively. The annual health care cost trend rate is assumed to trend downward from 10% in 2004 to 5% in 2008. Increasing the assumed healthcare cost trend rates by one percentage point would result in additional annual costs of approximately $48,600. Decreasing the assumed health care cost trend rates by one percentage point would result in a decrease of approximately $42,000 in annual costs. The effect on postretirement benefit obligations at December 31, 2004 of a one-percentage point increase is $0.4 million. The effect of a one-percentage point decrease is $0.4 million.
      The Company continues to fund medical and life insurance benefit costs principally on a pay-as-you-go basis. The pay-as-you-go expenditures for postretirement benefits have not been material. During 2005, the Company expects to contribute approximately $0.4 million to its postretirement benefit plans. The benefits expected to be paid in each year from 2006 through 2009 are $0.4, $0.4, $0.5, and $0.5 million, respectively. The aggregate benefits expected to be paid in the five years 2010 through 2014 are $2.8 million.
      On January 12, 2004, the Financial Accounting Standards Board released FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003 and introduces a prescription drug benefit under Medicare and provides a Federal subsidy to sponsors of certain retiree health care benefit plans who provide coverage that is at least as valuable as the standard benefit. Benefits from the Act generally cover individuals who are age 65 or greater. Since postretirement medical coverage under the Company’s plans ceases at age 65, the Act does not have an impact on the Company’s obligations.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE M — COMMITMENTS AND CONTINGENCIES
Leases
      The following is a schedule of the future minimum payments under operating leases that have non-cancelable lease terms (in thousands):

2005	$3,826
2006	2,572
2007	2,072
2008	1,571
2009	1,327
2010 and thereafter	8,798

$20,166

      These leases also provide for payment of taxes and other expenses. Rent expense was $4.9, $4.7 and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Insurance Reserves
      Prior to the Acquisition, the Predecessor Company had insurance under UIS’s master policies for group, workers’ compensation, automobile, product and general liability. These policies were subject to retrospective rating adjustments, for which the Predecessor Company was responsible. These adjustments were predicated upon paid losses, reserves and expenses. The projections involved in determining the adjustments and the original estimate loss provision were subject to substantial uncertainty because of several difficult to predict factors, including actual claims experience, regulatory changes, litigation trends and changes in inflation.
      As of the Acquisition, the Company was no longer covered by the UIS master insurance policies. As of that date, the Company purchased insurance, which did not include retrospective rating adjustments but did include high deductibles for which the Company is responsible. Consequently, the Company has been subject to the same substantial uncertainty as those described in the preceding paragraph. Estimated losses for which the Company is responsible are included in accrued expenses and other current liabilities in the balance sheet.
Environmental
      The Company is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. The Company has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $3.4 million accrued at December 31, 2004 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Expenditures for these environmental matters total $0.7 million and $0.2 million in 2004 and 2003, respectively.
Litigation
      The Company is subject to various other contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, the Company believes that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on financial condition or results of operations.

NOTE N —	RELATED PARTY TRANSACTIONS
      The Company has employment agreements with certain of its executive officers providing for annual compensation amounting to approximately $0.8 million per annum plus bonuses (as defined in the agreements) and severance pay under certain circumstances (as defined in the agreements).
      In connection with the Acquisition, the Company entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to the Company and its subsidiaries. Pursuant to this agreement, the Company pays an annual management fee of $2.0 million and out-of-pocket expenses, and the Company may pay Carlyle additional fees associated with financial advisory and other future transactions. Carlyle also received a one-time transaction fee of $10.0 million upon consummation of the Acquisition. The management agreement provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than 10% of the Company’s equity interest or when the Company and Carlyle mutually agree to terminate the agreement.
      UIS maintained workers’ compensation, general liability, product liability and comprehensive automobile insurance for all of its subsidiaries, including the Predecessor Company. UIS allocated premium expense to each subsidiary based on rates charged by the insurance carrier and predicated and adjusted on estimated losses. UIS is liable for the settlement of all claims on these policies. As of the Acquisition date, the Company is no longer covered by UIS insurance.
      Occasionally, UIS extended financing to the Predecessor Company. Interest charges to the Predecessor Company on debt to UIS were $180,000 for the period January 1, 2003 to June 20, 2003 and $418,000 for the year ended December 31, 2002 and are recorded as interest expense. In addition, subsidiaries extended financing to UIS. Interest charges to UIS were $1.4 million for the period January 1, 2003 to June 20, 2003 and $4.2 million for the year ended December 31, 2002 and are recorded as interest income.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE O — GEOGRAPHIC INFORMATION
      The Company had the following net sales by country (in thousands):

		June 21	Jan. 1
	Year Ended	through	through	Year Ended
	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003	Dec. 31, 2002

United States	$849,262	$418,609	$378,045	$767,724
Canada	35,530	16,062	14,228	36,118
United Kingdom	33,501	21,114	17,410	34,204
Mexico	24,560	12,663	11,085	22,160
Germany	13,227	5,486	5,662	9,873
Spain	3,765	1,739	1,498	3,757
Belgium	6,927	3,578	2,989	5,267
France	10,712	2,472	3,822	5,951
Sweden	6,086	2,212	1,975	4,224
Other	43,095	22,896	15,753	33,760

	$1,026,665	$506,831	$452,467	$923,038

      Net long-lived assets by country are as follows (in thousands):

	December 31,

	2004	2003

United States	$268,947	$140,003
United Kingdom	43,932	32,207
Mexico	13,708	9,528
Spain	4,366	3,362
Canada	583	301
Goodwill (2003 based on the preliminary allocation of Acquisition purchase price)	166,559	163,823
Preliminary allocation of remaining Acquisition purchase price, not yet allocated to operating entities	—	146,810

	$498,095	$496,034

NOTE P — STOCK OPTIONS
      UCI’s parent, UCI Acquisition Holdings, Inc., adopted a stock option plan in 2003 (the “Plan”). The Plan permits the granting of options to purchase shares of common stock of UCI Acquisition Holdings, Inc. UCI’s employees, directors, and consultants are eligible to receive a stock option grant. Options granted pursuant to the Plan must be authorized by the Compensation Committee of the Board of Directors of UCI’s parent (the “Compensation Committee”). The aggregate number of shares which may be issued under the Plan shall not exceed 338,778 shares of common stock. The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the Plan. No option life can be greater than ten years. The exercise price of the options cannot be less than 100% of fair market value of the related shares at the date of grant. Options currently outstanding vest over an 8 year period, and vesting of a portion of the options could accelerate if UCI achieves certain financial targets, or in the event of certain changes in ownership. In 2004 and 2003, the exercise price of all options granted was at the estimated $100

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
market value of UCI’s parent’s common stock on the date of the grant. The average remaining life of options outstanding at December 31, 2004 is 9 years.
      Information related to the number of shares under options follows:

	December 31,

	2004	2003

Number of shares under option:
Outstanding, beginning of year	278,678	—
Granted	73,900	287,684
Exercised	—	—
Canceled	(48,000)	(9,006)

Outstanding, end of year	304,578	278,678

Exercisable, end of year	74,381	34,318

NOTE Q — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
      Short-term borrowings — The carrying value of these borrowings equal fair market value because their interest rates reflect current market rates.
      Long-term debt — The fair market value of the $230 million senior subordinated notes, at December 31, 2004, is $248.1 million. The carrying value of borrowings under the senior credit facility equals fair market value because their variable interest rates reflect market rates.
      Interest rate swaps — Interest rate swaps are marked to market at the end of each reporting period.
NOTE R — INTEREST RATE SWAPS
      The senior credit facilities require interest rate protection on $118 million of the senior term loan borrowings. In August 2003, the Company entered into interest rate swaps for $118 million. These swaps effectively convert $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swaps, the Company will pay 1.94% and will receive the then current LIBOR on $118 million.
      The Company does not use derivatives for trading or speculative purposes nor is it a party to leveraged derivatives. Further, the Company has a policy of only entering into contracts with carefully selected major financial institutions based upon their credit ratings and other factors.
      The Company has recorded an asset of $640,000 to recognize the fair value of interest derivatives. The Company has also recorded a tax liability of $250,000 associated therewith. The net offset is recorded in accumulated other comprehensive income and is expected to be recognized in income during the next 12 months.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE S — OTHER INFORMATION
      Cash payments for interest and income taxes (net of refunds) and non-cash transactions follows (in thousands):

			Jan. 1
	Year ended	June 21 through	through	Year ended
	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003	Dec. 31, 2002

Cash flow information:
Interest	$32,908	$19,637	$—	$586
Income taxes (net of refunds)	17,397	1,973	2,241	2,014
Common stock non-cash transactions:
Transfers and dividends recorded as a reduction to the receivable from UIS	—	—	56,630	25,000
Additions to capital stock of subsidiaries through capitalization of amounts due to UIS	—	—	20,271	—
      In 2004, the Company recorded $874, 000 pre-tax expense for losses associated with the closure of certain distribution facilities in the third and forth quarters. The pre-tax expense includes $57,000 of employee severance costs and $817,000 for lease commitments, net of estimated sublease income. Such lease commitments are for distribution facilities that will not be used by the Company for the remaining term.
      At December 31, 2004, 1,000 shares of voting common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
NOTE T — CONCENTRATION OF RISK
      The Company places its cash investments with a relatively small number of high quality financial institutions. Substantially all of the cash and cash equivalents, including foreign cash balances, at December 31, 2004 and 2003, were uninsured. Foreign cash balances at December 31, 2004 and 2003 were $5.2 and $8.5 million, respectively.
      The Company sells vehicle parts to a wide base of customers for use by original equipment manufacturers and aftermarket consumers. The Company has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 22%, 23% and 23% of total net sales for the years ended December 31, 2004, 2003 and 2002, respectively. No other customer accounted for more than 10% of total net sales for the years ended December 31, 2004, 2003 and 2002. Although the Company is directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE U — QUARTERLY FINANCIAL INFORMATION (unaudited)
      The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with generally accepted accounting principles have been included (in thousands).

	Three Months Ended

	March 31	June 30	September 30	December 31

2004
Net sales	$256,811	$273,952	$257,566	$238,336
Gross margin	55,547	59,796	54,732	42,726
Net income	7,535	10,217	10,280	2,797

2003
Net sales	$236,325	$242,321	$251,918	$228,734
Gross margin	49,051	27,982	27,571	43,138
Net income (loss)	22,273	(3,494)	(7,555)	1,803
NOTE V — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
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
      The December 31, 2004 UCI Consolidated, UCI, Guarantor and Non-Guarantor condensed balance sheets that follow in this Note V include the final allocation of the Acquisition purchase price. The UCI Consolidated, UCI, Guarantor and Non-Guarantor condensed income statements for 2004 include the effects of the allocation of the Acquisition purchase price. For the December 31, 2003 condensed balance sheet and June 21, 2003 to December 31, 2003 condensed income statement that follow in this Note V, step-up amounts resulting from the preliminary allocation of the Acquisition purchase price are included with UCI and were not allocated to its subsidiaries. Consequently, the 2003 Guarantor and Non-Guarantor financial statements are reported on the Predecessor’s historical basis. Preliminary purchase price allocations were based on preliminary estimates of the fair value of assets acquired and liabilities assumed.
      Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheet
December 31, 2004

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$11,291	$		$3,916	$2,114	$5,261
Accounts receivable, net	238,581			—	215,425	23,156
Inventories, net	188,212			—	169,664	18,548
Deferred tax assets	18,578			(250)	17,825	1,003
Other current assets	12,188			2,123	3,670	6,395

Total current assets	468,850			5,789	408,698	54,363
Property, plant and equipment, net	216,849			604	160,907	55,338
Intercompany receivables			(58,212)	—	58,212	—
Intercompany notes receivable			(482,000)	482,000	—	—
Investment in subsidiaries			(146,288)	135,414	10,874	—
Goodwill	166,559			166,559	—	—
Other intangible assets, net	94,229			7,738	84,068	2,423
Deferred financing costs, net	7,686			7,686	—	—
Pension and other assets	12,772			272	12,325	175

Total assets	$966,945		$(686,500)	$806,062	$735,084	$112,299

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$91,505	$		$4,020	$72,678	$14,807
Short-term borrowings	1,267			500	—	767
Current maturities of long-term debt	228			—	—	228
Accrued expenses and other current liabilities	67,808			3,811	56,423	7,574

Total current liabilities	160,808			8,331	129,101	23,376
Long-term debt, less current maturities	456,674			456,641	—	33
Pension and other postretirement liabilities	53,141			—	35,911	17,230
Deferred tax liabilities	6,430			6,824	(40)	(354)
Other liabilities	1,972			—	1,972	—
Intercompany payables			(58,212)	46,346	—	11,866
Intercompany notes payable			(482,000)	—	462,000	20,000
Total shareholder’s equity	287,920		(146,288)	287,920	106,140	40,148

Total liabilities and shareholder’s equity	$966,945		$(686,500)	$806,062	$735,084	$112,299

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheet
December 31, 2003

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$46,130	$		$33,164	$4,448	$8,518
Accounts receivable, net	230,345			—	208,762	21,583
Inventories, net	168,797			471	152,506	15,820
Deferred tax assets	17,756			36,010	(19,472)	1,218
Other current assets	10,877			(336)	5,275	5,938

Total current assets	473,905			69,309	351,519	53,077
Property, plant and equipment, net	219,973			54,055	124,977	40,941
Intercompany receivables			(124,033)	—	124,033	—
Investment in subsidiaries			(566,026)	553,055	12,971	—
Goodwill	163,823			163,823	—	—
Other intangible assets, net	77,124			76,574	550	—
Deferred financing costs, net	10,146			10,146	—	—
Deferred tax assets	13,609			13,609	—	—
Pension and other assets	11,359			(4,301)	14,380	1,280

Total assets	$969,939		$(690,059)	$936,270	$628,430	$95,298

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$74,652	$		$—	$63,456	$11,196
Short-term borrowings	752			—	—	752
Current maturities of long-term debt	1,034			750	—	284
Accrued expenses and other current liabilities	66,729			19,072	41,895	5,762

Total current liabilities	143,167			19,822	105,351	17,994
Long-term debt, less current maturities	520,472			520,258	—	214
Pension and other postretirement liabilities	50,038			31,965	18,073	—
Deferred tax liabilities				(4,050)	699	3,351
Other liabilities	2,172			—	2,172	—
Intercompany payables			(124,033)	114,185	—	9,848
Total shareholder’s equity	254,090		(566,026)	254,090	502,135	63,891

Total liabilities and shareholder’s equity	$969,939		$(690,059)	$936,270	$628,430	$95,298

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Income Statement
Year Ended December 31, 2004

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net sales	$1,026,665	$(14,677)	$—	$916,620	$124,722
Cost of sales	813,864	(14,677)	—	724,549	103,992

Gross profit	212,801		—	192,071	20,730

Operating expenses
Selling and warehousing	72,725		—	65,455	7,270
General and administrative	44,010		9,758	23,432	10,820
Amortization of intangible assets	6,834		—	6,834	—

Operating income (loss)	89,232		(9,758)	96,350	2,640

Other income (expense)
Interest income	241		28	50	163
Interest expense	(36,288)		(36,218)	(14)	(56)
Intercompany interest	—		38,301	(35,754)	(2,547)
Management fee expense	(2,000)		(2,000)	—	—
Miscellaneous, net	723		(120)	276	567

Income (loss) before income taxes	51,908		(9,767)	60,908	767
Income tax expense (benefit)	21,079		(3,972)	24,771	280

Increase (decrease) before equity in earnings of subsidiaries	30,829		(5,795)	36,137	487
Equity in earnings of subsidiaries		(34,172)	36,624	(2,452)	—

Net income	$30,829	$(34,172)	$30,829	$33,685	$487

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Income Statement
June 21, 2003 to December 31, 2003

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net sales	$506,831	$(6,267)	$—	$454,416	$58,682
Cost of sales	433,345	(6,267)	33,888	359,150	46,574

Gross profit (loss)	73,486		(33,888)	95,266	12,108

Operating expenses
Selling and warehousing	34,178		—	30,772	3,406
General and administrative	21,815		5,399	10,424	5,992
Amortization of intangible assets	3,176		3,236	(60)	—

Operating income (loss)	14,317		(42,523)	54,130	2,710

Other income (expense)
Interest income	254	(459)	80	516	117
Interest expense	(26,602)	459	(26,547)	(269)	(245)
Management fee expense	(1,000)		(1,000)	3	(3)
Miscellaneous, net	(12)		(362)	549	(199)

Income (loss) before income taxes	(13,043)		(70,352)	54,929	2,380
Income tax expense (benefit)	(4,288)		(26,670)	21,422	960

Increase (decrease) before equity in earnings of subsidiaries	(8,755)		(43,682)	33,507	1,420
Equity in earnings of subsidiaries		(34,927)	34,927	—	—

Net income (loss)	$(8,755)	$(34,927)	$(8,755)	$33,507	$1,420

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

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Combining Condensed Income Statement
Year Ended December 31, 2002

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net sales	$923,038	$(30,498)	$	$836,197	$117,339
Cost of sales	715,705	(31,511)		655,711	91,505

Gross profit	207,333	1,013		180,486	25,834

Operating expenses
Selling and warehousing	67,872			60,085	7,787
General and administrative	34,478			25,261	9,217
Amortization of intangible assets	720			720	—

Operating income	104,263	1,013		94,420	8,830

Other income (expense)
Interest income	5,173			4,704	469
Interest expense	(927)			(351)	(576)
Management fee expense	(79)			—	(79)
Miscellaneous, net	(387)	(1,010)		301	322

Income before income taxes	108,043	3		99,074	8,966
Income tax expense	4,435			1,478	2,957

Net income	$103,608	$3	$	$97,596	$6,009

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2004

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net cash provided by operating activities	$78,365	$	$44,103	$25,453	$8,809

Cash flows from investing activities:
Acquisition and related fees	(8,000)		(8,000)	—	—
Capital expenditures	(44,815)		(9,381)	(29,430)	(6,004)
Proceeds from sale of property, plant and equipment	2,011		—	1,643	368

Net cash used in investing activities	(50,804)		(17,381)	(27,787)	(5,636)

Cash flows from financing activities:
Issuances of debt	967		500	—	467
Debt repayments	(65,688)		(65,000)	—	(688)
Shareholder’s equity contribution	1,735		1,735	—	—
Dividends	—		6,795	—	(6,795)

Net cash used in financing activities	(62,986)		(55,970)	—	(7,016)

Effect of exchange rate changes on cash	586		—	—	586

Net decrease in cash and cash equivalents	(34,839)		(29,248)	(2,334)	(3,257)
Cash and cash equivalents at beginning of year	46,130		33,164	4,448	8,518

Cash and cash equivalents at end of year	$11,291	$	$3,916	$2,114	$5,261

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statement of Cash Flows
June 21, 2003 to December 31, 2003

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net cash provided by operating activities	$113,493	$	$84,550	$21,134	$7,809

Cash flows from investing activities:
Acquisition and related fees	(818,162)		(818,162)	—	—
Capital expenditures	(21,998)		(26)	(19,054)	(2,918)
Proceeds from sale of property, plant and equipment	2,252		—	—	2,252

Net cash used in investing activities	(837,908)		(818,188)	(19,054)	(666)

Cash flows from financing activities:
Issuances of debt	585,000		585,000	—	—
Financing fees and debt issuance costs	(21,583)		(21,583)	—	—
Debt repayments	(58,756)		(58,000)	—	(756)
Shareholder’s equity contribution	261,385		261,385	—	—

Net cash provided by (used in) financing activities	766,046		766,802	—	(756)

Effect of exchange rate changes on cash	47		—	—	47

Net increase in cash and cash equivalents	41,678		33,164	2,080	6,434
Cash and cash equivalents at beginning of period	4,452		—	2,368	2,084

Cash and cash equivalents at end of period	$46,130	$	$33,164	$4,448	$8,518

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Combining Condensed Statement of Cash Flows
January 1, 2003 to June 20, 2003

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net cash provided by operating activities	$23,893	$	$	$21,650	$2,243

Cash flows from investing activities:
Capital expenditures	(21,388)			(16,026)	(5,362)
Proceeds from sale of property, plant and equipment	215			34	181

Net cash used in investing activities	(21,173)			(15,992)	(5,181)

Cash flows from financing activities:
Debt repayments	(98)			—	(98)
Dividends and transfers to UIS, Inc., net	(28,033)			(10,527)	(17,506)

Net cash used in financing activities	(28,131)			(10,527)	(17,604)

Effect of exchange rate changes on cash	1,509			—	1,509

Net decrease in cash and cash equivalents	(23,902)			(4,869)	(19,033)
Cash and cash equivalents at beginning of period	28,354			7,237	21,117

Cash and cash equivalents at end of period	$4,452	$	$	$2,368	$2,084

UNITED COMPONENTS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Combining Condensed Statement of Cash Flows
Year Ended December 31, 2002

	Predecessor				Non-
	Combined	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net cash provided by operating activities	$93,670	$	$	$83,564	$10,106

Cash flows from investing activities:
Acquisition and related fees	(65)			(65)	—
Capital expenditures	(45,709)			(36,773)	(8,936)
Proceeds from sale of property, plant and equipment	654			296	358

Net cash used in investing activities	(45,120)			(36,542)	(8,578)

Cash flows from financing activities:
Issuances of debt	1,432			197	1,235
Payments to UIS, Inc., net	(42,444)			(46,108)	3,664

Net cash provided by (used in) financing activities	(41,012)			(45,911)	4,899

Effect of exchange rate changes on cash	1,118			84	1,034

Net increase in cash and cash equivalents	8,656			1,195	7,461
Cash and cash equivalents at beginning of year	19,698			6,042	13,656

Cash and cash equivalents at end of year	$28,354	$	$	$7,237	$21,117

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
      As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K at the reasonable assurance level.
      There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position

David L. Squier	59	Chairman of the Board
Bruce M. Zorich	51	Chief Executive Officer, Director
Charles T. Dickson	50	Chief Financial Officer, Executive Vice President, Director
Daniel F. Akerson	56	Director
Leslie L. Armitage	36	Director
Daniel A. Bellissimo	31	Director
Ian I. Fujiyama	32	Director
Paul R. Lederer	65	Director
Raymond A. Ranelli	57	Director
John C. Ritter	57	Director
      David L. Squier is the Chairman of our Board of Directors and has been a member of the Board since 2003. Mr. Squier retired from Howmet Corporation in October 2000, where he served as the President and

Chief Executive Officer for over eight years. Prior to his tenure as CEO, Mr. Squier served in a number of senior management assignments at Howmet, including Executive Vice President and Chief Operating Officer. Mr. Squier was also a member of the Board of Directors of Howmet from 1987 until his retirement. Mr. Squier currently serves as an adviser to Carlyle. Mr. Squier currently serves on the Boards of Directors of Vought Aircraft Industries, Firth Rixon Limited and Avio SpA.
      Bruce M. Zorich is our Chief Executive Officer and has been a member of the Board since 2003. From January 2002 through May 2003, Mr. Zorich was President and CEO of Magnatrax Corporation. From 1996 to 2001, Mr. Zorich was President of Huck International. In May of 2003, Magnatrax Corporation filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.
      Charles T. Dickson is our Chief Financial Officer, Executive Vice President and has been a member of the Board since 2003. From November 1999 to October 2001, Mr. Dickson was CFO of AGENCY.COM. From December 1997 to October 1999, Mr. Dickson was CFO of Winstar Communications. Mr. Dickson was CFO of General Instrument Corporation from January 1994 to November 1997. In April of 2001, Winstar Communications filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.
      Daniel F. Akerson has been a member of the Board since 2003. Mr. Akerson joined Carlyle in 2003 as a Managing Director. Prior to joining Carlyle, Mr. Akerson was Chairman and Chief Executive Officer of XO Communications, Inc. from 1999 to January 2003. Before that, Mr. Akerson served as CEO from 1996 to 1999, and Chairman, from 1996 to 2000, of Nextel Communications, Inc. From 1993 to 1996 he was General Partner at Forstmann Little & Co., during which time he also served as Chairman and CEO of General Instrument Company. Prior to his tenure at Forstmann Little & Co., Mr. Akerson served in several senior positions at MCI Communications including Executive Vice President and Chief Financial Officer from 1987 to 1990 and President and Chief Operating Officer from 1992 to 1993. In June of 2002, XO Communications, Inc. filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Mr. Akerson currently serves on the Board of Directors of American Express Company.
      Leslie L. Armitage has been a member of the Board since 2003. Ms. Armitage joined Carlyle in 1990 and is a Partner and Managing Director focused on U.S. buyout transactions. During her tenure at Carlyle, she served as an Analyst from 1990 to 1992, an Associate from 1992 to 1994, a Vice President from 1994 to 1996 and a Principal from 1996 to 1999. Ms. Armitage currently serves on the Board of Directors of Alion Science and Technology Corporation.
      Daniel A. Bellissimo has been a member of the Board since 2003. Mr. Bellissimo is a Vice President with Carlyle, which he joined in 1999. During his tenure at Carlyle, he served as an Associate from 1999 to 2001 and a Senior Associate from 2001 to 2003. Prior to joining Carlyle, Mr. Bellissimo worked in the Investment Banking Division of Morgan Stanley & Co.
      Ian I. Fujiyama has been a member of the Board since 2003. Mr. Fujiyama is a Managing Director with Carlyle which he joined in 1997. During his tenure at Carlyle, Mr. Fujiyama spent two years in Hong Kong and Seoul working for Carlyle’s Asia buyout fund, Carlyle Asia Partners. Prior to joining Carlyle, Mr. Fujiyama was an Associate at Donaldson Lufkin and Jenrette Securities Corp. from 1994 to 1997.
      Paul R. Lederer has been a member of the Board since 2003. Mr. Lederer has been formally retired the past five years with the exception of serving on the Boards of Directors of several public companies, acting as a consultant to Carlyle and serving on the Advisory Boards of TurtleWax, Inc., Richco, Inc. and Icarz, Inc. Mr. Lederer currently sits on the Board of Directors of O’Reilly Automotive, Inc., R&B Inc., Transpro, Inc. and MAXIMUS, Inc.
      Raymond A. Ranelli has been a member of the Board since 2004. Mr. Ranelli was formerly the Senior Client Services Partner of PricewaterhouseCoopers for the tri-state area of Virginia, the District of Columbia and Maryland until his retirement in 2003. Prior to being appointed Senior Client Services Partner, Mr. Ranelli served as Global Leader of Financing Advisory Services of PricewaterhouseCoopers and he became a member of the Global Leadership Team. In 1994, he was named Vice Chairman of FAS operations for PricewaterhouseCoopers in the United States. Mr. Ranelli is also a director of Ameripath Inc.

      John C. Ritter has been a member of the Board since 2003. Mr. Ritter is President and a Director of Raser Technologies, Inc. From April 2003 to September 2003, Mr. Ritter was our Chief Financial Officer. From July 2000 to December 2002, Mr. Ritter held the position of Senior Vice President and CFO of Alcoa Industrial Components. Mr. Ritter held the position of Senior Vice President and CFO for Howmet Corporation from 1996 through 2000. Prior to his employment at Howmet, Mr. Ritter served as Vice President, Finance and Contracts, of AlliedSignal Government Electronics from 1994 to 1996, and as Vice President, Finance and Administration of Norden Systems, a subsidiary of United Technologies Corporation, from 1991 to 1994. Mr. Ritter currently serves on the Board of Directors of Raser Technologies, Inc.
Board Committees
      Our Board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the Board of Directors and three standing committees: the Audit Committee, Executive Committee and Investment Committee. The Audit Committee consists of Messrs. Ranelli (chair), Ritter, Akerson and Fujiyama and Ms. Armitage. The Board has determined that Messrs. Ranelli, Akerson and Ritter are the Audit Committee financial experts and that Mr. Ranelli is independent but Messrs. Akerson and Ritter are not independent for purposes of the Audit Committee. The Executive Committee consists of Messrs. Squier and Zorich and Ms. Armitage. The Investment Committee consists of Messrs. Dickson and Akerson and Ms. Armitage. In addition, from time to time, other committees may be established under the direction of the Board when necessary to address specific issues.
Code of Ethics
      The Company has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Request should be made in writing to Rebecca Phipps at United Components, Inc., 14601 Highway 41 North, Evansville, Indiana 47725.

ITEM 11.	EXECUTIVE COMPENSATION
      The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our Chief Executive Officer and Chief Financial Officer during the fiscal year ended December 31, 2004.
SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary (1)	Bonus

Bruce M. Zorich	2004	$378,416	$100,000
President and Chief Executive Officer	2003	239,224	141,635
Charles T. Dickson	2004	301,500	70,000
Chief Financial Officer and Executive Vice President	2003	99,846	49,423

(1)	Amounts shown are not necessarily indicative of salaries to be paid on a going-forward basis. Total includes matching funds for 401(k) plan. For a more comprehensive discussion of the named executive officers’ salaries, see “Executive Compensation — Employment Agreements.”
Director Compensation
      On December 9, 2003, the Board of Directors adopted a resolution granting compensation of $50,000 per year to David Squier, our Chairman of the Board of Directors, $35,000 per year to directors not employed by Carlyle or the Company, John Ritter, Raymond Ranelli and Paul Lederer, and an additional $10,000 per year to the chairman of the Audit Committee, Raymond Ranelli. Directors that are employed either by us or Carlyle are not separately compensated for their service as directors.

Pension Plan
      Our named executive officers are eligible to participate in the Champion Laboratories Inc. Pension Plan offered by us as described below. The following table shows the estimated annual pension benefit under the Champion Laboratories Inc. Pension Plan for the specified compensation and years of service.

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
      As of December 31, 2004, Bruce M. Zorich and Charles T. Dickson had earned two years and one year, respectively, of credited service under the Champion Laboratories Inc. Pension Plan.
Stock Option Plan
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
      Both options will generally become vested and exercisable as follows:

•	Approximately 25% of the shares subject to the option are time-vesting which will become vested on or prior to the fifth anniversary of the grant date.

•	Approximately 25% of the shares subject to the option are performance-vesting which will become vested on or prior to the day immediately preceding the eighth anniversary of the date of grant, provided the option holder remains continuously employed by us. However, all or a portion of such performance-vesting option may become vested and exercisable over a five-year period following December 31, 2003 if certain performance targets relating to earnings and cash-flow are met.

•	50% of the shares subject to the option are performance-vesting which may become vested and exercisable over a five-year period following December 31, 2003 only if certain performance targets relating to earnings and cash-flow are met and provided that the option holder remains continuously employed by us.
      A portion of the option may accelerate upon the occurrence of certain stated change of control events.

      Shares of common stock purchased or acquired under the Stock Option Plan of UCI Acquisition Holdings Inc. will be subject to restrictions on transfer, repurchase rights, and other limitations as set forth in a related stockholders agreement.
Performance-Based Bonus Plan
      We established a performance-based bonus plan effective January 1, 2004, which shall be administered by the compensation committee of our parent’s board of directors. The bonus plan shall provide our management with an incentive to achieve key business objectives. The plan allows our key officers to achieve performance-based compensation in addition to their annual base salary. Each participating officer shall be eligible to receive a performance bonus for each bonus period based on a stated percentage of the officer’s base salary if certain financial targets are achieved. Solely at our discretion, additional performance-based compensation may be paid to our executives.
Employment Agreements
      Each of Messrs. Zorich and Dickson have entered into an employment agreement with us. The following table sets forth the stated annual base salary, which may be increased by our Board of Directors, for certain of the named executive officers:

Name	Title	Base Salary

Bruce M. Zorich	President and Chief Executive Officer, Director	$400,000
Charles T. Dickson	Chief Financial Officer, Executive Vice President, Director	$350,000

Bruce M. Zorich
      Mr. Zorich’s agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the terms of the agreement, Mr. Zorich is entitled to a base salary of $400,000 and is eligible to receive an annual bonus under the terms of our annual performance-based bonus plan, pursuant to which the bonus will be tied to EBITDA, with a target bonus level of 60% of base salary and a maximum bonus of 150% of base salary. Mr. Zorich is also entitled to participate in the Stock Option Plan of UCI Acquisition Holdings, Inc. and has been granted options to purchase 57,778 shares of common stock of UCI Acquisition Holdings, Inc. pursuant to the terms of the Stock Option Plan of UCI Acquisition Holdings, Inc. and Mr. Zorich’s Stock Option Agreement. Mr. Zorich is entitled to participate in our employee benefit plans, programs and arrangements currently in effect and will be entitled to reimbursement for certain relocation expenses if we require him to relocate his place of residence outside of the metropolitan Atlanta area at any time during his employment with us.
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

Charles T. Dickson
      Mr. Dickson’s employment agreement, effective as of September 2, 2003, has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the terms of the agreement, Mr. Dickson is entitled to an annual base salary of $350,000 and is eligible to receive an annual bonus under the terms of our annual performance-based bonus plan, pursuant to which the bonus will be tied to EBITDA, with a target bonus level of $150,000 and a maximum bonus of $450,000. Mr. Dickson is also entitled to participate in the Stock Option Plan of UCI Acquisition Holdings, Inc. and has been granted an option to purchase 42,000 shares of the common stock of UCI Acquisition Holdings, Inc. pursuant to the terms of the Stock Option Plan of UCI Acquisition Holdings, Inc. and Mr. Dickson’s Stock Option Agreement. The option’s exercise price is $100 per share. Mr. Dickson is entitled to participate in our employee benefit plans, programs and arrangements currently in effect.
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
      United Components, Inc. has 1,000 shares of common stock outstanding, all of which is owned by our parent UCI Acquisition Holdings, Inc. Certain affiliates of Carlyle own approximately 98.6% of our parent’s common stock while the remainder is owned by members of our Board of Directors, Bruce M. Zorich, our President and Chief Executive Officer, Charles T. Dickson, our Chief Financial Officer, and other employees of the Company. Our parent has 2,637,160 shares of common stock outstanding.
      The following table sets forth information with respect to the beneficial ownership of the capital stock of UCI Acquisition Holdings, Inc. as of the date of this Form 10-K by:

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

	Beneficial Ownership of UCI
	Acquisition Holdings, Inc.

		Percentage of
		Outstanding
		Capital
Name of Beneficial Owner	Number of Shares	Stock

TCG Holdings, L.L.C.(1)	2,600,500	98.6%
Bruce M. Zorich(2)	14,556	*
John C. Ritter	3,000	*
Charles T. Dickson(3)	10,900	*
David L. Squier	1,000	*
Daniel F. Akerson	3,005	*
Leslie L. Armitage	2,979	*
Ian I. Fujiyama	1,500	*
Daniel A. Bellissimo	316	*
Paul R. Lederer	400	*
Raymond A. Ranelli	1,000	*
All executive officers and directors as a group (10 persons)	39,156	1.5%

*	Denotes less than 1.0% of beneficial ownership.

(1)	Carlyle Partners III, L.P., a Delaware limited partnership, and CP III Coinvestment, L.P., a Delaware limited partnership (the “Investment Partnerships”), both of which are affiliates of Carlyle, own approximately 98.6% of the outstanding common stock of UCI Acquisition Holdings, Inc. TC Group, L.L.C. exercises investment discretion and control over the shares held by the Investment Partnerships indirectly through its subsidiary TC Group III, L.P., which is the sole general partner of the Investment Partnerships. TCG Holdings, L.L.C. a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and its address is c/o The Carlyle Group, 1001 Pennsylvania Ave. N.W., Suite 220S, Washington, D.C. 20004.

(2)	Includes 3,000 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Zorich and the right to acquire up to 11,556 additional shares.

(3)	Includes 2,500 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Dickson and the right to acquire up to 8,400 additional shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The Company was established and incorporated on April 16, 2003, and, therefore, had no services from a principal accountant before 2003. Fees billed by Grant Thornton LLP in 2004 and 2003 were:

Audit Fees — Audit fees billed in 2004 and 2003, were $1,638,247 and $913,398, respectively.

Audit-Related Fees — Audit-related fees billed in 2004 were $151,667. These were for audits of employee benefit plans. There were no audit-related fees billed in 2003.

Tax Fees — Billings for tax services were $109,591 and $129,212 in 2004 and 2003, respectively. The services were a Mexican transfer pricing study, tax research for our Mexican subsidiary, and assistance in applying for Illinois and Indiana business incentive programs.

All Other Fees — In 2004, the Company had other fees of $41,738. These fees were for detailed audits of selected shipments and evaluation of order accumulation and shipping procedures. There were no other fees billed in 2003.
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
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) (1) Financial Statements.
      The Company’s consolidated financial statements included in Item 8 hereof are for the year ended December 31, 2004 and for the period after the June 20, 2003 Acquisition through December 31, 2003. The Predecessor’s combined financial statements are for the period from January 1, 2003 through June 20, 2003. Such financial statements consist of the following:

Balance Sheets

Income Statements

Statements of Changes in Stockholder’s Equity

Statements of Cash Flows

Notes to Financial Statements

      (a) (2) Financial Statement Schedules.
      Schedule II — Valuation and Qualifying Accounts
      Certain information required in Schedule II, Valuation and Qualifying Accounts, has been omitted because equivalent information has been included in the financial statements included elsewhere in this Form 10-K.
      Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of United Components, Inc. and subsidiaries:
      In connection with our audits on the consolidated financial statements of United Components, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2004 and for the period June 21, 2003 through December 31, 2003 and on the combined financial statements of UIS Industries, Inc. (the “Predecessor Company”) for the period from January 1, 2003 through June 20, 2003 and for the year ended December 31, 2002, referred to in our report dated March 11, 2005, which is included in Part II on Form 10-K, we have also audited Schedule II of United Components, Inc. for the year ended December 31, 2004 and for the period June 21, 2003 through December 31, 2003 and of the vehicle parts businesses of UIS Industries, Inc. for the period from January 1, 2003 through June 20, 2003 and for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the United Components, Inc. and subsidiaries consolidated financial statements and the UIS Industries, Inc. combined financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
New York, New York
March 11, 2005

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Year	Expenses	Deductions	Year

	(In thousands)
Year ended December 31, 2002
Allowance for excess and obsolete inventory	12,793	3,730	(2,094)	14,429
Year ended December 31, 2003
Allowance for excess and obsolete inventory	14,429	13,174	(3,863)	23,740
Year ended December 31, 2004
Allowance for excess and obsolete inventory	23,740	3,456	(5,951)	21,245

      (a)(3) Exhibits
EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

3.1		Amended and Restated Certificate of Incorporation of United Components, Inc., filed April 29, 2003 (incorporated by reference to Exhibit 3.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
3.2		Bylaws of United Components, Inc. (incorporated by reference to Exhibit 3.14 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
4.1		Senior Subordinated Note Indenture with respect to the 9 3/8% Senior Subordinated Notes due 2013, between United Components, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of June 20, 2003. (incorporated by reference to Exhibit 4.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
4.2		Form of 9 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).
4.3		Registration Rights Agreement among United Components, Inc., each of the Subsidiary Guarantors listed on Schedule A thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated and Credit Lyonnais Securities (USA) Inc. dated as of June 20, 2003 (incorporated by reference to Exhibit 4.3 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
4.4		Purchase Agreement between United Components, Inc. and the initial purchasers named in Schedule I thereto, dated June 6, 2003 (incorporated by reference to Exhibit 4.4 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
10.1		Credit Agreement, dated as of June 20, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
10.2		Guarantee and Collateral Agreement, dated as of June 20, 2003, among UCI Acquisition Holdings, Inc., United Components, Inc. and certain subsidiaries of United Components, Inc., for the benefit of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
10.3		Management Agreement among United Components, Inc. and TC Group, L.L.C. dated June 20, 2003 (incorporated by reference to Exhibit 10.3 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
**10	.4	Employment Agreement Term Sheet between United Components, Inc. and John Ritter effective as of April 25, 2003, as amended (incorporated by reference to Exhibit 10.4 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
**10	.5	Employment Agreement between United Aftermarket, Inc. and Bruce Zorich dated as of April 18, 2003, as amended (incorporated by reference to Exhibit 10.5 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
**10	.6	Stock Option Plan of UCI Acquisition Holdings, Inc. (incorporated by reference to Exhibit 10.6 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
**10	.7	Fourth Amended and Restated Champion Laboratories Pension Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.7 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

Exhibit
No.		Description of Exhibit

**10	.8	Employment Agreement among United Components, Inc., Champion Laboratories, Inc. and Charlie Dickson, effective as of September 2, 2003 (incorporated by reference to Exhibit 10.8 to United Components’ Amendment No. 1 to Registration Statement on Form S-4/ A (No. 333-107219) filed October 7, 2003).
10.9		First Amendment to Credit Agreement dated as of December 22, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.9 to United Components’ Report on Form 10-K filed March 30, 2004).
**10	.10	Amended and Restated Stock Option Plan of UCI Acquisition Holdings, Inc., effective as of November 21, 2003 (incorporated by reference to Exhibit 10.10 to United Components’ Report on Form 10-K filed March 30, 2004).
**10	.11	UCI Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to United Components’ Report on Form 10-K filed March 30, 2004).
*21	.1	List of Subsidiaries.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.

(c)	Exhibits

Exhibit 21.1		List of Subsidiaries.
Exhibit 31.1		Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 31.2		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
Exhibit 32.1	*	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

By:	/s/ Charles T. Dickson

Name: Charles T. Dickson
Title: Chief Financial Officer
Date: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Zorich Bruce M. Zorich	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ Charles T. Dickson Charles T. Dickson	Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 30, 2005

/s/ David L. Squier David L. Squier	Chairman	March 30, 2005

/s/ Daniel F. Akerson Daniel F. Akerson	Director	March 30, 2005

/s/ Leslie L. Armitage Leslie L. Armitage	Director	March 30, 2005

/s/ Daniel A. Bellissimo Daniel A. Bellissimo	Director	March 30, 2005

/s/ Ian I. Fujiyama Ian I. Fujiyama	Director	March 30, 2005

/s/ Paul R. Lederer Paul R. Lederer	Director	March 30, 2005

/s/ Raymond A. Ranelli Raymond A. Ranelli	Director	March 30, 2005

/s/ John C. Ritter John C. Ritter	Director	March 30, 2005