Form 10-Q
period 2005-03-31
UNITED COMPONENTS INC
filed 2005-05-12
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-107219

UNITED COMPONENTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3759857
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14601 Highway 41 North	47725
Evansville, Indiana	(Zip Code)
(Address of Principal Executive Offices)

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

     Yes ☐ No ☑

     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of May 11, 2005.

United Components, Inc.

FORWARD-LOOKING STATEMENTS

In this periodic report on Form 10-Q, United Components, Inc. (“UCI”) makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

These forward-looking statements are based on the Company’s expectations and beliefs concerning future events affecting the Company. They are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results.

Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the Federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this periodic report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

United Components, Inc.

Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31,	December 31,
	2005	2004
Assets

Current assets
Cash and cash equivalents	$26,756	$11,291
Accounts receivable, net	243,935	238,581
Inventories, net	193,214	188,212
Deferred tax assets	19,981	18,578
Other current assets	14,106	12,188

Total current assets	497,992	468,850

Property, plant and equipment, net	213,778	216,849
Goodwill	166,559	166,559
Other intangible assets, net	96,097	94,229
Deferred financing costs, net	7,351	7,686
Pension and other assets	12,307	12,772

Total assets	$994,084	$966,945

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$111,174	$91,505
Short-term borrowings	806	1,267
Current maturities of long-term debt	151	228
Accrued expenses and other current liabilities	70,397	67,808

Total current liabilities	182,528	160,808

Long-term debt, less current maturities	456,826	456,674
Pension and other postretirement liabilities	54,413	53,141
Deferred tax liabilities	8,073	6,430
Other liabilities	2,019	1,972
Contingencies – Note G	—	—

Total liabilities	703,859	679,025

Shareholder’s equity
Common stock	—	—
Additional paid in capital	263,720	263,120
Retained earnings	24,803	22,074
Accumulated other comprehensive income	1,702	2,726

Total shareholder’s equity	290,225	287,920

Total liabilities and shareholder’s equity	$994,084	$966,945

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended March 31,
	2005	2004
Net sales	$245,506	$256,811
Cost of sales	199,420	201,264

Gross profit	46,086	55,547

Operating expenses
Selling and warehousing	18,263	19,045
General and administrative	12,419	12,072
Amortization of intangible assets	1,532	1,851

Operating income	13,872	22,579

Other income (expense)
Interest income	24	65
Interest expense	(8,796)	(9,631)
Management fee expense	(500)	(500)
Miscellaneous, net	(52)	85

Income before income taxes	4,548	12,598
Income tax expense	1,819	5,063

Net income	$2,729	$7,535

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,729	$7,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,308	9,082
Amortization of intangible assets	1,532	1,851
Amortization of deferred financing costs and debt issuance costs	493	1,156
Deferred income taxes	595	3,381
Other non-cash, net	1,774	(2,089)
Changes in operating assets and liabilities
Accounts receivable	(5,648)	(11,742)
Inventories	(5,002)	(4,406)
Other current assets	(1,918)	1,462
Accounts payable	19,669	20,814
Accrued expenses and other current liabilities	2,589	11,758
Other assets	(1,329)	1,783
Other liabilities	1,319	1,268

Net cash provided by operating activities	25,111	41,853

Cash flows from investing activities:
Final Acquisition purchase price payment	—	(8,000)
Capital expenditures	(9,687)	(8,931)
Proceeds from sale of property, plant and equipment	112	129

Net cash used in investing activities	(9,575)	(16,802)

Cash flows from financing activities:
Issuances of debt	8,039	—
Debt repayments	(8,583)	(40,015)
Shareholder’s equity contribution	600	(28)

Net cash provided by (used in) financing activities	56	(40,043)

Effect of exchange rate changes on cash	(127)	110

Net increase (decrease) in cash and cash equivalents	15,465	(14,882)

Cash and cash equivalents at beginning of year	11,291	46,130

Cash and cash equivalents at end of period	$26,756	$31,248

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income	Equity	Income
Balance at January 1, 2004	$—	$261,385	$(8,755)	$1,460	$254,090
Additions to paid in capital		(28)			(28)
Comprehensive income
Net income			7,535		7,535	$7,535
Other comprehensive income
Interest rate swaps				(340)	(340)	(340)
Foreign currency adjustment				786	786	786

Total comprehensive income						$7,981

Balance at March 31, 2004	$—	$261,357	$(1,220)	$1,906	$262,043

Balance at January 1, 2005	$—	$263,120	$22,074	$2,726	$287,920
Additions to paid in capital		600			600
Comprehensive income
Net income			2,729		2,729	$2,729
Other comprehensive income
Interest rate swaps				(34)	(34)	(34)
Foreign currency adjustment				(990)	(990)	(990)

Total comprehensive income						$1,705

Balance at March 31, 2005	$—	$263,720	$24,803	$1,702	$290,225

The accompanying notes are an integral part of these statements.

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION

General

United Components, Inc. (“UCI”) is a wholly owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and United Components, Inc. are corporations formed at the direction of The Carlyle Group. At March 31, 2005, affiliates of The Carlyle Group own 98.6% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management and UCI’s Board of Directors.

On June 20, 2003, United Components, Inc. purchased, from UIS, Inc. and UIS Industries, Inc., their vehicle parts businesses. This acquisition is referred to in these notes to the financial statements as the “Acquisition”.

The Company operates in one business segment through its subsidiaries. The Company manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America and Europe.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of UCI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term the “Company” refers to UCI and its subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The December 31, 2004 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The financial statements at March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of the Company, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Such adjustments include normal recurring adjustments and, in the case of the income statement for the 2004 period, include the effects of the preliminary allocation of the Acquisition purchase price. For all periods subsequent to March 31, 2004, the financial information presented in these financial statements and related notes reflects the final allocation of the Acquisition purchase price. The final allocation had no impact on previously reported results of operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions include estimates of the collectibility of accounts receivable and the realizability of inventory, goodwill and other intangible assets. They also include estimates of cost accruals, environmental liabilities, warranty and product returns, insurance reserves, income taxes, pensions and other postretirement benefits and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE B — SALES OF RECEIVABLES

The Company has agreements to sell undivided interests in certain of its receivables to a factoring company, which in turn has the right to sell an undivided interest to a financial institution or other third party. The Company enters these agreements at its discretion when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, the Company sold $5.1 million of receivables during the 2005 quarter which would otherwise have been outstanding at March 31, 2005. The Company retained no rights or interest and has no obligations with respect to the sold receivables. The Company does not service the receivables after the sales.

The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were a 0.25% agent’s fee and a discount deducted by the factoring company, which is calculated based on LIBOR plus 1.5%. These costs were $57 thousand in the first quarter of 2005 and are recorded in miscellaneous, net.

NOTE C — INVENTORIES

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$33,976	$34,461
Work in process	51,212	49,376
Finished products	129,614	125,620
Valuation reserves	(21,588)	(21,245)

	$193,214	$188,212

NOTE D — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31,	December 31,
	2005	2004
Salaries and wages	$4,472	$2,756
Bonuses	1,842	4,245
Vacation pay	6,424	5,721
Pension and other postretirement liabilities	4,006	4,039
Product returns	15,119	15,291
Rebates, credits and discounts due customers	6,942	6,475
Insurance	7,016	9,337
Interest	7,147	1,751
Taxes payable	2,952	4,081
Other	14,477	14,112

	$70,397	$67,808

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE E — PRODUCT RETURNS LIABILITY

The product returns liability is included in accrued expenses and other current liabilities. It includes accruals for parts returned due to manufacturing defects and for certain parts returned because of customer excess quantities. The changes in the Company’s product returns liability are as follows (in thousands):

	Three Months ended March 31,
	2005	2004
Beginning of year	$15,291	$13,999
Returned parts expense	(9,527)	(9,541)
Additional loss provision	9,355	9,891

End of period	$15,119	$14,349

NOTE F — PENSION

The following are the components of net periodic pension expense (in thousands):

	Three Months ended March 31,
	2005	2004
Service cost	$2,217	$2,035
Interest cost	3,224	2,947
Expected return on plan assets	(3,486)	(3,395)
Amortization of transition asset	6	—
Amortization of prior services cost	22	—
Amortization of unrecognized gain	10	—

	$1,993	$1,587

NOTE G — CONTINGENCIES

Environmental

The Company is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. The Company has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $3.2 million accrued at March 31, 2005 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

NOTE H — GEOGRAPHIC INFORMATION

The Company had the following net sales by country (in thousands):

	Three Months ended March 31,
	2005	2004
United States	$202,372	$209,134
Canada	7,830	9,187
United Kingdom	5,284	10,235
Mexico	5,398	7,217
Germany	4,092	3,690
Spain	1,064	1,213
Belgium	1,874	1,994
France	3,575	3,024
Sweden	1,703	1,568
Other	12,314	9,549

	$245,506	$256,811

Net long-lived assets by country are as follows (in thousands):

	March 31,	December 31,
	2005	2004
United States	$271,299	$271,958
United Kingdom	39,770	40,921
Mexico	13,673	13,708
Spain	4,184	4,366
Canada	607	583
Goodwill	166,559	166,559

	$496,092	$498,095

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE I — STOCK OPTIONS

The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock-Based Compensation”. Accordingly, stock options are accounted for by the “intrinsic-value-method” of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Had the compensation cost of the stock option plan been applied using the fair-value-based method at the grant date, rather than the intrinsic-value method of accounting, the pro forma amounts would be as follows (in millions):

	Three Months ended March 31,
	2005	2004
Net income as reported	$2.7	$7.5
Pro forma stock-based compensation expense, net of tax	0.4	0.5

Pro forma net income	$2.3	$7.0

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.

NOTE J — NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. SFAS No. 123R requires the measurement of share-based payments to employees using a fair-value-based method and the recording of such expense in the income statement. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005 and are to be applied prospectively. Also, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides clarification on the implementation of SFAS No. 123R and the relationship of SFAS No. 123R to certain SEC rules and regulations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See Note I for the pro forma net income as if the Company had used a fair-value-based method, similar to the methods required under SFAS No.123R, to measure compensation expense. Had SFAS No. 123R been applied in the periods disclosed, the impact would have been similar to those pro forma amounts. The future impact is dependent upon if and when additional options are granted or expire, as well as the vesting period of such options.

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act”), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which was effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The effect of FSP 109-2 is expected to be less than $0.3 million for the year ended December 31, 2005.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effects of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. It is not expected that these provisions will have a material impact on the Company’s financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that a company must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to have a material effect on its financial statements.

NOTE K — OTHER INFORMATION

At March 31, 2005, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

Cash payments for interest and income taxes (net of refunds) are as follows (in thousands):

	Three Months ended March 31,
	2005	2004
Interest	$2,956	$3,935
Income taxes (net of refunds)	4,709	1,899

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

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

The information, which follows in this Note L, includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI. Also included are consolidating entries, which principally consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.

The condensed balance sheets and the condensed income statement for the 2005 quarter, which follow in this Note L, include the final allocation of the Acquisition purchase price. The condensed income statement for the 2004 quarter is based on a preliminary allocation for the Acquisition purchase price. Preliminary purchase price allocations were based on preliminary estimates of the fair value of assets acquired and liabilities assumed.

Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company thinks separate financial statements and other disclosure regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L (continued)

Consolidating Condensed Balance Sheet
March 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$26,756	$—	$18,261	$2,044	$6,451
Accounts receivable, net	243,935	—	—	217,060	26,875
Inventories, net	193,214	—	—	175,483	17,731
Deferred tax assets	19,981	—	(166)	18,747	1,400
Other current assets	14,106	—	2,975	4,876	6,255

Total current assets	497,992	—	21,070	418,210	58,712

Property, plant and equipment, net	213,778	—	810	160,158	52,810
Intercompany receivables	—	(84,543)	354	82,672	1,517
Intercompany notes receivable	—	(482,000)	482,000	—	—
Investment in subsidiaries	—	(151,315)	141,357	9,958	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	96,097	—	11,046	82,610	2,441
Deferred financing costs, net	7,351	—	7,351	—	—
Pension and other assets	12,307	—	323	11,778	206

Total assets	$994,084	$(717,858)	$830,870	$765,386	$115,686

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$111,174	$—	$5,494	$90,644	$15,036
Short-term borrowings	806	—	—	—	806
Current maturities of long-term debt	151	—	—	—	151
Accrued expenses and other current liabilities	70,397	—	2,107	59,170	9,120

Total current liabilities	182,528	—	7,601	149,814	25,113

Long-term debt, less current maturities	456,826	—	456,799	—	27
Pension and other postretirement liabilities	54,413	—	—	38,072	16,341
Deferred tax liabilities	8,073	—	8,090	1,036	(1,053)
Other liabilities	2,019	—	—	2,019	—
Intercompany payables	—	(84,543)	68,155	1,440	14,948
Intercompany notes payable	—	(482,000)	—	462,000	20,000

Total shareholder’s equity	290,225	(151,315)	290,225	111,005	40,310

Total liabilities and shareholder’s equity	$994,084	$(717,858)	$830,870	$765,386	$115,686

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L (continued)

Consolidating Condensed Balance Sheet
December 31, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$11,291	$—	$3,916	$2,114	$5,261
Accounts receivable, net	238,581	—	—	215,425	23,156
Inventories, net	188,212	—	—	169,664	18,548
Deferred tax assets	18,578	—	(250)	17,825	1,003
Other current assets	12,188	—	2,123	3,670	6,395

Total current assets	468,850	—	5,789	408,698	54,363

Property, plant and equipment, net	216,849	—	604	160,907	55,338
Intercompany receivables	—	(58,212)	—	58,212	—
Intercompany notes receivable	—	(482,000)	482,000	—	—
Investment in subsidiaries	—	(146,288)	135,414	10,874	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	94,229	—	7,738	84,068	2,423
Deferred financing costs, net	7,686	—	7,686	—	—
Pension and other assets	12,772	—	272	12,325	175

Total assets	$966,945	$(686,500)	$806,062	$735,084	$112,299

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$91,505	$—	$4,020	$72,678	$14,807
Short-term borrowings	1,267	—	500	—	767
Current maturities of long-term debt	228	—	—	—	228
Accrued expenses and other current liabilities	67,808	—	3,811	56,423	7,574

Total current liabilities	160,808	—	8,331	129,101	23,376

Long-term debt, less current maturities	456,674	—	456,641	—	33
Pension and other postretirement liabilities	53,141	—	—	35,911	17,230
Deferred tax liabilities	6,430	—	6,824	(40)	(354)
Other liabilities	1,972	—	—	1,972	—
Intercompany payables	—	(58,212)	46,346	—	11,866
Intercompany notes payable	—	(482,000)	—	462,000	20,000

Total shareholder’s equity	287,920	(146,288)	287,920	106,140	40,148

Total liabilities and shareholder’s equity	$966,945	$(686,500)	$806,062	$735,084	$112,299

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L (continued)

Consolidating Condensed Income Statement
Three Months Ended March 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$245,506	$(3,272)	$—	$214,650	$34,128
Cost of sales	199,420	(3,272)	—	175,433	27,259

Gross profit	46,086	—	—	39,217	6,869

Operating expenses
Selling and warehousing	18,263	—	—	16,361	1,902
General and administrative	12,419	—	3,707	5,661	3,051
Amortization of intangible assets	1,532	—	—	1,532	—

Operating income (loss)	13,872	—	(3,707)	15,663	1,916

Other income (expense)
Interest income	24	—	17	2	5
Interest expense	(8,796)	—	(8,776)	—	(20)
Intercompany interest	—	—	6,174	(5,667)	(507)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(52)	—	—	119	(171)

Income (loss) before income taxes	4,548	—	(6,792)	10,117	1,223
Income tax expense (benefit)	1,819	—	(2,656)	4,047	428

Increase (decrease) before equity in earnings of subsidiaries	2,729	—	(4,136)	6,070	795

Equity in earnings of subsidiaries	—	(6,185)	6,865	(680)	—

Net income	$2,729	$(6,185)	$2,729	$5,390	$795

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L (continued)

Consolidating Condensed Income Statement
Three Months Ended March 31, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$256,811	$(4,023)	$—	$227,542	$33,292
Cost of sales	201,264	(4,023)	—	178,622	26,665

Gross profit	55,547	—	—	48,920	6,627

Operating expenses
Selling and warehousing	19,045	—	—	17,170	1,875
General and administrative	12,072	—	2,591	6,603	2,878
Amortization of intangible assets	1,851	—	—	1,851	—

Operating income (loss)	22,579	—	(2,591)	23,296	1,874

Other income (expense)
Interest income	65	(78)	5	113	25
Interest expense	(9,631)	78	(9,618)	(17)	(74)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	85	—	—	1	84

Income (loss) before income taxes	12,598	—	(12,704)	23,393	1,909
Income tax expense (benefit)	5,063	—	(4,982)	9,303	742

Increase (decrease) before equity in earnings of subsidiaries	7,535	—	(7,722)	14,090	1,167

Equity in earnings of subsidiaries	—	(14,820)	15,257	(437)	—

Net income	$7,535	$(14,820)	$7,535	$13,653	$1,167

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L (continued)

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$25,111	$—	$17,759	$4,201	$3,151

Cash flows from investing activities:
Capital expenditures	(9,687)	—	(3,514)	(4,280)	(1,893)
Proceeds from sale of property, plant and equipment	112	—	—	9	103

Net cash used in investing activities	(9,575)	—	(3,514)	(4,271)	(1,790)

Cash flows from financing activities:
Issuances of debt	8,039	—	8,000	—	39
Debt repayments	(8,583)	—	(8,500)	—	(83)
Shareholder’s equity contribution	600	—	600	—	—

Net cash provided from (used in) financing activities	56	—	100	—	(44)

Effect of exchange rate changes on cash	(127)	—	—	—	(127)

Net increase (decrease) in cash and cash equivalents	15,465	—	14,345	(70)	1,190

Cash and cash equivalents at beginning of year	11,291	—	3,916	2,114	5,261

Cash and cash equivalents at end of period	$26,756	$—	$18,261	$2,044	$6,451

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE L (continued)

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$41,853	$—	$36,893	$1,655	$3,305

Cash flows from investing activities:
Final Acquisition purchase price payment	(8,000)	—	(8,000)	—	—
Capital expenditures	(8,931)	—	—	(7,694)	(1,237)
Proceeds from sale of property, plant and equipment	129	—	—	16	113

Net cash used in investing activities	(16,802)	—	(8,000)	(7,678)	(1,124)

Cash flows from financing activities:
Debt repayments	(40,015)	—	(40,000)	—	(15)
Other	(28)	—	(28)	—	—

Net cash used in financing activities	(40,043)	—	(40,028)	—	(15)

Effect of exchange rate changes on cash	110	—	—	—	110

Net increase (decrease) in cash and cash equivalents	(14,882)	—	(11,135)	(6,023)	2,276

Cash and cash equivalents at beginning of year	46,130	—	33,164	4,448	8,518

Cash and cash equivalents at end of period	$31,248	$—	$22,029	$(1,575)	$10,794

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 77% of our net sales in 2004 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an annual rate of approximately 3.7% from 1994 through 2003. We believe it will continue to grow, at least in the near term. We believe we are well positioned to participate in that growth.

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

Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of the Company’s price increases, adversely affected pretax income by approximately $3.0 million in 2004 and approximately $0.8 million in the first quarter of 2005. The adverse effect for the full year of 2005 is forecasted to be comparable to 2004. This forecast is based on assumptions regarding the future cost of steel and the Company’s ability to increase selling prices on products with high steel content. Actual events could vary significantly from the Company’s assumptions. Consequently, the actual effect of higher steel costs could be significantly different than the Company’s forecast.

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

Revenue recognition. We record sales when title transfers to the customer. Where we have sales rebate programs with some of our customers, we estimate amounts due under these sales rebate programs when the sale is recognized. Net sales relating to any particular shipment are based upon the amount invoiced for the shipped goods less estimated future rebate payments. These estimates are based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Additionally, we enter into formal and informal agreements with our customers that provide for sales discounts, marketing allowances, return allowances and performance incentives. Any discount, allowance or incentive is treated as a reduction to sales, based on estimates of the criteria that give rise to the discount, allowance or incentive, such as sales volume and marketing spending. We routinely review these criteria and our estimating process and make adjustments as facts and circumstances change. Historically, we have not found material differences between our estimates and actual results.

Product Returns. Credits for parts returned due to manufacturing defects and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and other factors. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Impairment of intangible assets and tangible fixed assets. Our goodwill and other intangible assets with indefinite lives are held at historical cost. Our other intangible assets with finite lives and tangible fixed assets are held at historical cost, net of depreciation and amortization. We periodically evaluate the realizability of our intangible assets. We also perform a review of these intangible assets and tangible fixed assets if an indicator of impairment, such as an operating loss or a significant adverse change in the business or market place, exists. If we determine that the historical carrying value of any of these assets has been impaired, we record the amount of the impairment as a charge against income.

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

Postretirement health obligations are actuarially determined and are based on assumptions including discount rate, life expectancy and health care cost trends. Changes in the discount rate, and differences between actual results and assumptions, will affect the amount of expense we recognize in future periods. A one percent increase or decrease in the assumed health care cost trends would result in a $48,600 annual increase and a $42,000 annual decrease in postretirement health costs, respectively.

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

The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s March 31, 2005 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $3.2 million accrued at March 31, 2005 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

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

Results of Operations

The following table was derived from the Company’s unaudited condensed consolidated income statements for the three months ended March 31, 2005 and 2004. The amounts are presented in millions of dollars.

	Three Months ended March 31,
	2005	2004
Net sales	$245.5	$256.8
Cost of sales	199.4	201.3

Gross profit	46.1	55.5

Operating expenses
Selling and warehousing	18.3	19.0
General and administrative	12.4	12.0
Amortization of intangible assets	1.5	1.9

Operating income	13.9	22.6

Other income (expense)
Interest, net	(8.8)	(9.6)
Management fee expense	(0.5)	(0.5)
Miscellaneous, net	(0.1)	0.1

Income before income taxes	4.5	12.6
Income tax expense	1.8	5.1

Net income	$2.7	$7.5

Three Months Ended March 31, 2005 Compared with the Three Months Ended March 31, 2004

Net sales. Net sales decreased $11.3 million, or 4.4%, from $256.8 million in the 2004 quarter to $245.5 million in the 2005 quarter. The decrease was volume driven, primarily lower sales to the retail and traditional channels.

Gross Profit. Results for the 2005 quarter included $0.8 million of non-recurring facilities consolidation and severance costs. The 2004 quarter included a non-recurring $0.5 million charge due to the sale of inventory that was written-up from cost to market value as part of the allocation of the June 20, 2003 Acquisition purchase price.

Excluding these non-recurring charges, gross profit declined to $46.9 million in the first quarter of 2005 from $56.0 million in the 2004 quarter, and the gross margin percentage declined to 19.1% in the 2005 quarter from 21.8% in first quarter of 2004.

Lower sales volume in the 2005 quarter contributed significantly to the gross profit decline. The remaining decline in gross profit and the reduction in gross margin percentage were primarily due to the higher per-unit cost of manufacturing at lower production volumes, a shift in sales mix and an increase in steel costs, net of pass-through selling price increases. The cost of inflation-driven wage and raw material increases and higher product returns was offset by savings due to improved procurement of materials and reduced insurance costs.

Selling and warehousing expenses. Selling and warehousing expenses were $18.3 million for the 2005 quarter, $0.7 million lower than the 2004 quarter. This cost is 7.5% of sales in the 2005 quarter and 7.4% in the 2004 quarter.

General and administrative expenses. General and administrative expense increased by $0.4 million, or 3.3%, to $12.4 million in the 2005 quarter. This increase was due to the Company’s continuing investment in processes and management talent necessary to drive improvements in future operational efficiency.

Interest, net. Net interest expense decreased $0.8 million from $9.6 million in 2004 to $8.8 million in 2005. The 2004 amount includes $0.6 million of accelerated amortization of deferred financing costs associated with the voluntary prepayment of $40 million of debt in the 2004 quarter. The remaining $0.2 million reduction of interest expense was attributable to lower debt levels, partially offset by higher interest rates.

Income tax expense. Income tax expense is lower in the 2005 quarter because pre-tax income is lower.

Net Income. Due to the factors described above, net income declined $4.8 million from $7.5 million in the 2004 quarter to $2.7 million in the 2005 quarter.

Liquidity and Capital Resources

At March 31, 2005, the Company had $26.8 million of cash and $463.0 million of debt outstanding. (The difference between this debt amount and the amount on the balance sheet is $5.2 million of unamortized debt issuance costs.) At December 31, 2004, the Company had $11.3 million of cash and $463.5 million of debt outstanding (before netting unamortized debt issuance costs). Both the March 31, 2005 and the December 31, 2004 balances include $232 million of senior credit facility term loans and its $230 million senior subordinated notes. The Company’s significant debt service obligation is an important factor when assessing the Company’s liquidity and capital resources.

At the $463.0 million debt level, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $34.9 million at March 31, 2005 borrowing rates. An increase in the interest rate of 0.25% in the variable interest rate would increase the annual interest cost by $0.3 million.

In 2005, the Company expects to spend between $35 million and $40 million on additions to property, plant and equipment and on a new, fully integrated information technology system. Implementation of the new information technology system began in the third quarter of 2004.

Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. At March 31, 2005, $6.1 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This results in $68.9 million of unused borrowings capacity.

The Company’s credit agreement for its senior credit facility permits sales of and liens on receivables which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with one of our customers, which has resulted in the sales of approximately $5.1 million of receivables that would otherwise have been outstanding at March 31, 2005. As the opportunities arise, we will evaluate other factoring arrangements which, if implemented, would increase the amount of receivables sold in the future.

Because of voluntary prepayments, the Company does not have any required repayments of its senior credit facility term loans until December 2006. The $230 million senior subordinated notes are due in 2013. Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based on the current level of operations, the Company believes that cash flow from operations and available cash, together with available borrowings under its revolving credit facility, will be adequate to service debt, meet liquidity needs and fund planned capital expenditures for the next two years. For later years, the Company can give no assurance that its business will generate sufficient cash flow from operations, or that future borrowings will be available under its revolving credit facility in an amount sufficient to enable it to service its indebtedness or to fund other liquidity needs. Also, in the future, we may need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.

Net cash provided by operating activities

Net cash provided by operating activities for the quarter ended March 31, 2005 was $25.1 million. Profits, before deducting depreciation and amortization, generated $13.1 million of cash. Receivables increased due to higher sales in the 2005 quarter compared to the fourth quarter of 2004. This resulted in a $5.6 million net use of cash. Increases in inventory resulted in an additional $5.0 million use of cash. Inventory increased because sales were lower than expected. The receivable and inventory working capital changes were more than offset by the favorable effect of a $19.7 million increase in accounts payable. The increase in payables was due to extending payment timeframes with our suppliers and normal fluctuation in the timing of payments. Changes in all other assets and liabilities netted to a $1.3 million positive effect on cash. This $1.3 million included $5.4 million increase in accrued interest that will be paid in the second quarter of 2005, offset by pay-downs of tax and insurance liabilities.

Net cash used in investing activities

Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the quarter ended March 31, 2005 and 2004 were $9.7 million and $8.9 million, respectively. Approximately $1.0 and $4.4 million, respectively, of the 2005 and 2004 capital expenditures were related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. The 2005 amount included $3.4 million for the implementation of a new, fully integrated information technology system. It will support financial reporting and operations.

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

In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. SFAS No. 123R requires the measurement of share-based payments to employees using a fair-value-based method and the recording of such expense in the income statement. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005 and are to be applied prospectively. Also, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides clarification on the implementation on SFAS No. 123R and the relationship of SFAS No. 123R to certain SEC rules and regulations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See Note I to the financial statements included elsewhere in this Form 10-Q for the pro forma net income as if the Company had used a fair-value-based method, similar to the methods required under SFAS No.123R, to measure compensation expense. Had SFAS No. 123R been applied in the periods disclosed, the impact would have been similar to those pro forma amounts. The future impact is dependent upon if and when additional options are granted or expire, as well as the vesting period of such options.

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

In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”. FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act”), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which is effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The effect of FSP 109-2 is expected to be less than $0.3 million for the year ended December 31, 2005.

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

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that a company must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Currency Exposure

Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, Euro, Canadian dollar and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2004, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations as measured in U.S. dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our annual net income would have been lower by $0.3 million in 2004 due to the reduction in reported results from our foreign operations.

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

Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets’ currencies and, therefore, have limited transaction exposure.

In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2005, we had one immaterial foreign currency contract outstanding. We do not engage in any speculative activities.

Interest Rate Risk

Borrowings under our senior credit facilities bear variable rates of interest. Pursuant to our senior credit facilities, we are required to provide interest rate protection through August 2005, so that at least 60% of the senior credit loans and senior subordinated notes is subject to either a fixed interest rate or interest rate protection. To comply with this requirement, the Company entered into interest rate swap agreements for $118 million in August 2003. These agreements effectively convert $118 million of variable rate debt to fixed rate debt for the two years ending August 2005. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we will pay 1.94%, and will receive the then current LIBOR, on $118 million.

Although not required to do so, the Company will evaluate the desirability of entering into new interest rate protection contracts when the current swap agreements expire in August 2005.

We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If the variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.2 million on our annual net income and cash flow.

Treasury Policy

Our treasury policy seeks to ensure that adequate financial resources are available for the development of our businesses while managing our currency and interest rate risks. Our policy is to not engage in speculative transactions. Our policies with respect to the major areas of our treasury activity are set forth above.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

          Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Not Applicable

Item 3. Default Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

          Not Applicable

Item 5. Other Information

          Not Applicable

Item 6. Exhibits

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

UNITED COMPONENTS, INC.

Date: May 11, 2005	By:	/s/ Charles T. Dickson

	Name:	Charles T. Dickson
	Title:	Chief Financial Officer