Form 10-Q
period 2005-06-30
UNITED COMPONENTS INC
filed 2005-08-15
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
     Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of August 12, 2005.

United Components, Inc.
Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets—June 30, 2005 and December 31, 2004
Condensed consolidated income statements—Three and six months ended June 30, 2005 and 2004
Condensed consolidated statements of cash flows—Six months ended June 30, 2005 and 2004
Condensed consolidated statements of changes in shareholder’s equity—Six months ended June 30, 2005 and 2004
Notes to condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Default Upon Senior Securities

Item 4.	Submission of Matters to Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibits
FORWARD-LOOKING STATEMENTS
In this periodic report on Form 10-Q, United Components, Inc. makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

These forward-looking statements are based on the Company’s expectations and beliefs concerning future events affecting the Company. They are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussions in this report will be important in determining future results.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2005	2004
Assets

Current assets
Cash and cash equivalents	$8,771	$11,291
Accounts receivable, net	268,713	238,581
Inventories, net	182,794	188,212
Deferred tax assets	20,796	18,578
Other current assets	13,654	12,188

Total current assets	494,728	468,850

Property, plant and equipment, net	209,368	216,849
Goodwill	166,559	166,559
Other intangible assets, net	97,587	94,229
Deferred financing costs, net	6,823	7,686
Pension and other assets	12,558	12,772

Total assets	$987,623	$966,945

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$113,460	$91,505
Short-term borrowings	3,264	1,267
Current maturities of long-term debt	80	228
Accrued expenses and other current liabilities	73,422	67,808

Total current liabilities	190,226	160,808

Long-term debt, less current maturities	441,978	456,674
Pension and other postretirement liabilities	55,615	53,141
Deferred tax liabilities	6,386	6,430
Other liabilities	2,019	1,972
Contingencies – Note H	—	—

Total liabilities	696,224	679,025

Shareholder’s equity
Common stock	—	—
Additional paid in capital	263,720	263,120
Retained earnings	29,177	22,074
Accumulated other comprehensive income (loss)	(1,498)	2,726

Total shareholder’s equity	291,399	287,920

Total liabilities and shareholder’s equity	$987,623	$966,945

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net sales	$269,285	$273,952	$514,791	$530,763
Cost of sales	215,993	214,156	415,413	415,420

Gross profit	53,292	59,796	99,378	115,343

Operating expenses
Selling and warehousing	18,595	19,342	36,858	38,387
General and administrative	12,342	12,127	24,761	24,199
Amortization of intangible assets	1,532	1,851	3,064	3,702
Losses on abandonment of an operation (Note K)	2,182	—	2,182	—

Operating income	18,641	26,476	32,513	49,055

Other income (expense)
Interest expense, net	(8,850)	(9,022)	(17,622)	(18,588)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(91)	41	(143)	126

Income before income taxes	9,200	16,995	13,748	29,593
Income tax expense	4,826	6,778	6,645	11,841

Net income	$4,374	$10,217	$7,103	$17,752

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,103	$17,752

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,515	17,779
Amortization of intangible assets	3,064	3,702
Amortization of deferred financing costs and debt issuance costs	1,179	1,670
Deferred income taxes	(1,162)	3,163
Other non-cash, net	(374)	(301)
Changes in operating assets and liabilities
Accounts receivable	(30,884)	(38,889)
Inventories	4,741	(6,510)
Other current assets	(1,529)	1,530
Accounts payable	21,955	27,496
Accrued expenses and other current liabilities	5,614	16,464
Other assets	214	2,150
Other liabilities	2,521	3,644

Net cash provided by operating activities	28,957	49,650

Cash flows from investing activities:
Final Acquisition purchase price payment	—	(8,000)
Capital expenditures	(18,891)	(17,165)
Proceeds from sale of property, plant and equipment	211	184

Net cash used in investing activities	(18,680)	(24,981)

Cash flows from financing activities:
Issuances of debt	10,500	467
Debt repayments	(23,663)	(40,134)
Shareholder’s equity contribution	600	(28)

Net cash used in financing activities	(12,563)	(39,695)

Effect of exchange rate changes on cash	(234)	(27)

Net decrease in cash and cash equivalents	(2,520)	(15,053)

Cash and cash equivalents at beginning of year	11,291	46,130

Cash and cash equivalents at end of period	$8,771	$31,077

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income
Balance at January 1, 2004	$—	$261,385	$(8,755)	$1,460	$254,090
Additions to paid in capital		(28)			(28)
Comprehensive income
Net income			17,752		17,752	$17,752
Other comprehensive income
Interest rate swaps				(405)	(405)	(405)
Foreign currency adjustment				499	499	499

Total comprehensive income						$17,846

Balance at June 30, 2004	$—	$261,357	$8,997	$1,554	$271,908

Balance at January 1, 2005	$—	$263,120	$22,074	$2,726	$287,920
Additions to paid in capital		600			600
Comprehensive income
Net income			7,103		7,103	$7,103
Other comprehensive income
Interest rate swaps				(279)	(279)	(279)
Foreign currency adjustment				(3,945)	(3,945)	(3,945)

Total comprehensive income						$2,879

Balance at June 30, 2005	$—	$263,720	$29,177	$(1,498)	$291,399

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is a wholly-owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and United Components, Inc. are corporations formed at the direction of The Carlyle Group. As of June 30, 2005, affiliates of The Carlyle Group own 98.6% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management and UCI’s Board of Directors.
On June 20, 2003, United Components, Inc. purchased, from UIS, Inc. and UIS Industries, Inc., their vehicle parts businesses. This acquisition is referred to in these notes to the financial statements as the “Acquisition”.
The Company operates in one business segment through its subsidiaries. The Company manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market, in North America and Europe.
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
The December 31, 2004 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The financial statements at June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 are unaudited. In the opinion of the Company, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Such adjustments include normal recurring adjustments and, in the case of the income statement for the six months ended June 30, 2004, includes the effects of the preliminary allocation of the Acquisition purchase price. For all periods subsequent to March 31, 2004, the financial information presented in these financial statements and related notes reflects the final allocation of the Acquisition purchase price. The final allocation had no impact on previously reported results of operations.
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
Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE B — SALES OF RECEIVABLES
The Company has agreements to sell undivided interests in certain of its receivables to a factoring company, which in turn has the right to sell an undivided interest to a financial institution or other third party. The Company enters these agreements at its discretion when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, the Company sold $5.2 million and $10.3 million of receivables during the three and six months ended June 30, 2005, respectively, of which $5.2 million would otherwise have been outstanding at June 30, 2005. The Company retained no rights or interest and has no obligations with respect to the sold receivables. The Company does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were a 0.25% agent’s fee and a discount deducted by the factoring company, which is calculated based on LIBOR plus 1.5%. These costs were $64 thousand and $121 thousand in the three and six months ended June 30, 2005, respectively, and are recorded in the condensed consolidated income statements as miscellaneous, net.
NOTE C — INVENTORIES
The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$29,619	$34,461
Work in process	51,583	49,376
Finished products	122,900	125,620
Valuation reserves	(21,308)	(21,245)

	$182,794	$188,212

NOTE D — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in thousands):

	June 30,	December 31,
	2005	2004
Salaries and wages	$4,580	$2,756
Bonuses	2,646	4,245
Vacation pay	6,594	5,721
Pension and other postretirement liabilities	3,769	4,039
Product returns	15,924	15,291
Rebates, credits and discounts due customers	8,585	6,475
Insurance	9,458	9,337
Interest	2,289	1,751
Taxes payable	4,159	4,081
Other	15,418	14,112

	$73,422	$67,808

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE E — PRODUCT RETURNS LIABILITY
The product returns liability is included in accrued expenses and other current liabilities. It includes accruals for parts returned due to manufacturing defects and for certain parts returned because of customer excess quantities. The changes in the Company’s product returns liability are as follows (in thousands):

	Six Months ended June 30,
	2005	2004
Beginning of year	$15,291	$13,999
Returned parts expense	(18,740)	(17,258)
Additional loss provision	19,373	19,963

End of period	$15,924	$16,704

NOTE F — PENSION
The following are the components of net periodic pension expense (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Service cost	$2,347	$2,034	$4,564	$4,069
Interest cost	3,224	2,947	6,448	5,894
Expected return on plan assets	(3,486)	(3,358)	(6,972)	(6,753)
Amortization of transition asset	6	—	12	—
Amortization of prior service cost	22	—	44	—
Amortization of unrecognized gain	10	—	20	—

	$2,123	$1,623	$4,116	$3,210

NOTE G — DEBT
On June 16, 2005, the Company entered into an amendment to the senior credit facility which permits the Company to repurchase from time to time up to $75 million in aggregate principal amount of the senior subordinated notes. As of June 30, 2005, there were no such repurchases.
In connection with the Company’s senior credit facilities, the Company had interest rate swap agreements which expired in August 2005. These agreements effectively converted $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. On August 10, 2005, the Company entered into new interest rate swap agreements. These agreements effectively convert $80 million of variable rate debt to fixed rate debt for the two years ending August 2007, and $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, the Company will pay 4.4%, and will receive the then current LIBOR, on $80 million through August 2007 and $40 million for the 12-month period ending August 2008.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE H — CONTINGENCIES
Environmental
The Company is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. The Company has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $3.1 million accrued at June 30, 2005 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
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
NOTE I — GEOGRAPHIC INFORMATION
The Company had the following net sales by country (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
United States	$218,029	$227,913	$415,895	$437,550
Canada	8,581	9,208	16,411	17,500
United Kingdom	10,397	10,679	20,199	20,909
Mexico	7,643	6,435	13,804	13,550
Germany	3,479	3,155	7,571	6,845
Spain	1,080	988	2,144	1,962
Belgium	1,956	1,660	3,830	3,654
France	2,934	1,029	5,799	4,053
Sweden	1,680	1,545	3,383	3,113
Other	13,506	11,340	25,755	21,627

	$269,285	$273,952	$514,791	$530,763

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Net long-lived assets by country are as follows (in thousands):

	June 30,	December 31,
	2005	2004
United States	$271,660	$268,947
United Kingdom	36,660	43,932
Mexico	13,707	13,708
Spain	3,764	4,366
Canada	545	583
Goodwill	166,559	166,559

	$492,895	$498,095

NOTE J — STOCK OPTIONS
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

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net income as reported	$4.4	$10.2	$7.1	$17.8
Pro forma stock-based compensation expense, net of tax	0.3	0.5	0.7	1.0

Pro forma net income	$4.1	$9.7	$6.4	$16.8

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.
NOTE K — ABANDONMENT OF AN OPERATION
Airtex Products Ltd. (“Airtex UK”) is an indirect wholly-owned subsidiary of the Company with operations in the United Kingdom. During the second quarter of 2005, the largest customer of Airtex UK became insolvent and ceased operations, resulting in the loss of more than 50% of the revenue of Airtex UK.
As a result of this situation, the Company has decided to cease additional funding of the operations of Airtex UK. The Company has entered into a non-binding term sheet to sell Airtex UK to a newly incorporated English company owned by the existing management of Airtex UK, and a definitive agreement for the sale is under negotiation. Under the term sheet, for the purchase price of £1, the new entity would purchase the entire issued share capital of Airtex UK and assume substantially all of its liabilities. The Company expects this transaction to be completed during the third quarter of 2005.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
There can be no assurance that the Company will be able to complete the sale of Airtex UK as described above, if at all. In the event that the transaction is not completed, Airtex UK is expected to become subject to an administration proceeding under the insolvency laws of the United Kingdom.
In June 2005, the Company recorded a pre-tax non-cash charge of $2.2 million for the impairment of certain assets of Airtex UK. If the Company completes the aforementioned sale of Airtex UK, the Company expects to record additional pre-tax charges of approximately $0.5 million in the second half of 2005 for future losses that the Company is expected to incur as a result of the abandonment of Airtex UK. If the sale is not completed and if Airtex UK becomes subject to an administration proceeding, the Company expects to record additional pre-tax charges of approximately $1.3 million in the second half of 2005. The future charges expected in the second half of 2005 will result in the use of cash.
Sales of Airtex UK, which were included in the Company’s consolidated results of the years ended December 31, 2004 and 2003 and for the six months ended June 30, 2005 and 2004, were $7.5 million, $8.4 million, $3.4 million and $4.2 million, respectively. Pre-tax income (losses), which were included in the Company’s consolidated results for the same four periods, were $(0.2) million, $1.0 million, $(0.7) million and $0.1 million, respectively.
NOTE L — INCOME TAXES
Income tax expense as a percentage of income before taxes was 48.3% in the first half of 2005 compared to 40.0% in the first half of 2004 and 52.5% in the second quarter of 2005 compared to 39.9% in the 2004 quarter. The higher percentages in 2005 were primarily because the Company did not record any tax benefit on the $2.2 million losses on abandonment of an operation. Tax benefit was not recorded on these losses because realizing such benefit is not probable.
NOTE M — NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the FASB issued FASB Staff Position No. 143-1 (“FSP 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 provides direction for the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as it relates to European Union Directive 2002/96/EC. This European Union Directive, among other things, defines the parties who are financially responsible for the proper disposal of certain electronic and electric appliances and equipment. FSP 143-1 is effective June 2005. The implementation of FSP 143-1 had an immaterial effect on the Company’s financial statements.
In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. SFAS No. 123R requires the measurement of share-based payments to employees using a fair-value-based method and the recording of such expense in the income statement. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005 and are to be applied prospectively. Also, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides clarification on the implementation of SFAS No. 123R and the relationship of SFAS No. 123R to certain SEC rules and regulations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See Note J for the pro forma net income as if the Company had used a fair-value-based method, similar to the methods required under SFAS No.123R, to measure compensation expense. Had SFAS No. 123R been applied in the periods disclosed, the impact would have been similar to those pro forma amounts. The future impact is dependent upon if and when additional options are granted or expire, as well as the vesting period of such options.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under existing guidelines, items such as idle facility expense, excessive spoilage and re-handling costs may be ‘so abnormal’ as to require treatment as current period charges rather than recorded adjustments to the value of inventory. SFAS No. 151 requires that such items be recognized as current period charges regardless of whether they meet the ‘so abnormal’ criteria. The accounting provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material effect on its financial statements.
In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act”), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which was effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The effect of FSP 109-1 is expected to be less than $0.3 million for the year ended December 31, 2005.
In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effects of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. These provisions are not expected to have a material impact on the Company’s financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that a company must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to have a material effect on its financial statements.
NOTE N — OTHER INFORMATION
At June 30, 2005, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest and income taxes (net of refunds) are as follows (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Interest	$14,184	$11,902	$17,140	$15,837
Income taxes (net of refunds)	4,600	656	9,309	2,555

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE O — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
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
The information, which follows in this Note O, includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI. Also included are consolidating entries, which principally consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.
The condensed balance sheets at June 30, 2005 and December 31, 2004 and the condensed income statements for the 2005 periods, which follow in this Note O, include the final allocation of the Acquisition purchase price. The amounts included in the condensed income statements for the 2004 period prior to March 31, 2004 are based on preliminary estimates of the fair value of assets acquired and liabilities assumed.
Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company thinks separate financial statements and other disclosure regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Balance Sheet
June 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$8,771	$—	$—	$1,688	$7,083
Accounts receivable, net	268,713	—	—	242,545	26,168
Inventories, net	182,794	—	—	166,941	15,853
Deferred tax assets	20,796	—	(71)	19,830	1,037
Other current assets	13,654	—	1,317	5,148	7,189

Total current assets	494,728	—	1,246	436,152	57,330

Property, plant and equipment, net	209,368	—	833	158,030	50,505
Intercompany receivables	—	(85,506)	710	83,051	1,745
Intercompany notes receivable	—	(482,000)	482,000	—	—
Investment in subsidiaries	—	(157,342)	149,769	7,573	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	97,587	—	14,088	81,078	2,421
Deferred financing costs, net	6,823	—	6,823	—	—
Pension and other assets	12,558	—	305	12,088	165

Total assets	$987,623	$(724,848)	$822,333	$777,972	$112,166

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$113,460	$—	$6,651	$90,332	$16,477
Short-term borrowings	3,264	—	2,500	—	764
Current maturities of long-term debt	80	—	—	—	80
Accrued expenses and other current liabilities	73,422	—	2,432	62,285	8,705

Total current liabilities	190,226	—	11,583	152,617	26,026

Long-term debt, less current maturities	441,978	—	441,957	—	21
Pension and other postretirement liabilities	55,615	—	—	39,331	16,284
Deferred tax liabilities	6,386	—	8,993	(1,022)	(1,585)
Other liabilities	2,019	—	—	2,019	—
Intercompany payables	—	(85,506)	68,401	1,465	15,640
Intercompany notes payable	—	(482,000)	—	462,000	20,000

Total shareholder’s equity	291,399	(157,342)	291,399	121,562	35,780

Total liabilities and shareholder’s equity	$987,623	$(724,848)	$822,333	$777,972	$112,166

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$269,285	$(3,284)	$—	$238,258	$34,311
Cost of sales	215,993	(3,284)	—	190,322	28,955

Gross profit	53,292	—	—	47,936	5,356

Operating expenses
Selling and warehousing	18,595	—	—	16,522	2,073
General and administrative	12,342	—	2,962	5,581	3,799
Amortization of intangible assets	1,532	—	—	1,532	—
Losses on abandonment of an operation	2,182	—	—	—	2,182

Operating income (loss)	18,641		(2,962)	24,301	(2,698)

Other income (expense)
Interest expense, net	(8,850)	—	(8,980)	51	79
Intercompany interest	—	—	9,690	(9,196)	(494)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(91)	—	—	43	(134)

Income (loss) before income taxes	9,200	—	(2,752)	15,199	(3,247)
Income tax expense (benefit)	4,826	—	(985)	6,202	(391)

Increase (decrease) before equity in earnings of subsidiaries	4,374	—	(1,767)	8,997	(2,856)

Equity in earnings of subsidiaries	—	(4,012)	6,141	(2,129)	—

Net income	$4,374	$(4,012)	$4,374	$6,868	$(2,856)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$273,952	$(3,718)	$—	$245,791	$31,879
Cost of sales	214,156	(3,718)	—	191,508	26,366

Gross profit	59,796	—	—	54,283	5,513

Operating expenses
Selling and warehousing	19,342	—	—	17,526	1,816
General and administrative	12,127	—	2,563	6,719	2,845
Amortization of intangible assets	1,851	—	—	1,851	—

Operating income (loss)	26,476	—	(2,563)	28,187	852

Other income (expense)
Interest expense, net	(9,022)	—	(9,050)	86	(58)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	41	—	—	68	(27)

Income (loss) before income taxes	16,995	—	(12,113)	28,341	767
Income tax expense (benefit)	6,778	—	(4,769)	10,902	645

Increase (decrease) before equity in earnings of subsidiaries	10,217	—	(7,344)	17,439	122

Equity in earnings of subsidiaries	—	(16,546)	17,561	(1,015)	—

Net income	$10,217	$(16,546)	$10,217	$16,424	$122

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$514,791	$(6,556)	$—	$452,908	$68,439
Cost of sales	415,413	(6,556)	—	365,755	56,214

Gross profit	99,378	—	—	87,153	12,225

Operating expenses
Selling and warehousing	36,858	—	—	32,883	3,975
General and administrative	24,761	—	6,669	11,242	6,850
Amortization of intangible assets	3,064	—	—	3,064	—
Losses on abandonment of an operation	2,182	—	—	—	2,182

Operating income (loss)	32,513	—	(6,669)	39,964	(782)

Other income (expense)
Interest expense, net	(17,622)	—	(17,739)	53	64
Intercompany interest	—	—	18,764	(17,763)	(1,001)
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(143)	—	—	162	(305)

Income (loss) before income taxes	13,748	—	(6,644)	22,416	(2,024)
Income tax expense (benefit)	6,645	—	(2,458)	9,066	37

Increase (decrease) before equity in earnings of subsidiaries	7,103	—	(4,186)	13,350	(2,061)

Equity in earnings of subsidiaries	—	(8,480)	11,289	(2,809)	—

Net income	$7,103	$(8,480)	$7,103	$10,541	$(2,061)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$530,763	$(7,741)	$—	$473,333	$65,171
Cost of sales	415,420	(7,741)	—	370,130	53,031

Gross profit	115,343	—	—	103,203	12,140

Operating expenses
Selling and warehousing	38,387	—	—	34,696	3,691
General and administrative	24,199	—	5,154	13,322	5,723
Amortization of intangible assets	3,702	—	—	3,702	—

Operating income (loss)	49,055	—	(5,154)	51,483	2,726
Other income (expense)
Interest expense, net	(18,588)	—	(18,663)	182	(107)
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	126	—	—	69	57

Income (loss) before income taxes	29,593	—	(24,817)	51,734	2,676
Income tax expense (benefit)	11,841	—	(9,751)	20,205	1,387

Increase (decrease) before equity in earnings of subsidiaries	17,752	—	(15,066)	31,529	1,289

Equity in earnings of subsidiaries	—	(31,366)	32,818	(1,452)	—

Net income	$17,752	$(31,366)	$17,752	$30,077	$1,289

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$28,957	$—	$15,177	$8,811	$4,969

Cash flows from investing activities:
Capital expenditures	(18,891)	—	(6,693)	(9,298)	(2,900)
Proceeds from sale of property, plant and equipment	211	—	—	61	150

Net cash used in investing activities	(18,680)	—	(6,693)	(9,237)	(2,750)

Cash flows from financing activities:
Issuances of debt	10,500	—	10,500	—	—
Debt repayments	(23,663)	—	(23,500)	—	(163)
Shareholder’s equity contribution	600	—	600	—	—

Net cash used in financing activities	(12,563)	—	(12,400)	—	(163)

Effect of exchange rate changes on cash	(234)	—	—	—	(234)

Net increase (decrease) in cash and cash equivalents	(2,520)	—	(3,916)	(426)	1,822

Cash and cash equivalents at beginning of year	11,291	—	3,916	2,114	5,261

Cash and cash equivalents at end of period	$8,771	$—	$—	$1,688	$7,083

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$49,650	$—	$38,943	$9,194	$1,513

Cash flows from investing activities:
Final Acquisition purchase price payment	(8,000)	—	(8,000)	—	—
Capital expenditures	(17,165)	—	(110)	(13,772)	(3,283)
Proceeds from sale of property, plant and equipment	184	—	—	80	104

Net cash used in investing activities	(24,981)	—	(8,110)	(13,692)	(3,179)

Cash flows from financing activities:
Issuances of debt	467	—	—	—	467
Debt repayments	(40,134)	—	(40,000)	—	(134)
Other	(28)	—	(28)	—	—

Net cash provided by (used in) financing activities	(39,695)	—	(40,028)	—	333

Effect of exchange rate changes on cash	(27)	—	—	—	(27)

Net decrease in cash and cash equivalents	(15,053)	—	(9,195)	(4,498)	(1,360)

Cash and cash equivalents at beginning of year	46,130	—	33,164	4,448	8,518

Cash and cash equivalents at end of period	$31,077	$—	$23,969	$(50)	$7,158

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
We believe we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that, with over 60,000 parts, we offer one of the most comprehensive lines of products in the vehicle replacement parts market. We believe our breadth of product offering is a key competitive advantage. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our market.
Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average age of those vehicles, the average number of miles driven per year, the mix of light trucks to passenger cars and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to original equipment manufacturers (“OEMs”), due to the non-discretionary nature of vehicle maintenance and repair.
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

Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of the Company’s price increases, adversely affected pretax income by approximately $3.0 million in 2004, compared to steel prices as of the end of 2003. The higher cost of steel, net of the Company’s price increases, has also resulted in lower pretax income in 2005, compared to 2004. For the three and six months ended June 30, 2005, the adverse effects, compared to the same 2004 periods, were approximately $2.6 million and $3.9 million, respectively. The adverse effect for the full year of 2005, compared to the full year 2004, is forecasted to be in the range of $3 million to $5 million. This forecast is based on assumptions regarding the future cost of steel and the Company’s ability to increase selling prices on products with high steel content. Actual events could vary significantly from the Company’s assumptions. Consequently, the actual effect of higher steel costs could be significantly different than the Company’s forecast.
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
Environmental expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates. The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s June 30, 2005 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $3.1 million accrued at June 30, 2005 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
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

Results of Operations
The following table was derived from the Company’s unaudited condensed consolidated income statements for the three and six months ended June 30, 2005 and 2004. The amounts are presented in millions of dollars.

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Net sales	$269.3	$274.0	$514.8	$530.8
Cost of sales	216.0	214.2	415.4	415.4

Gross profit	53.3	59.8	99.4	115.4

Operating expenses
Selling and warehousing	18.6	19.3	36.8	38.4
General and administrative	12.3	12.1	24.8	24.2
Amortization of intangible assets	1.6	1.9	3.1	3.7
Losses on abandonment of an operation	2.2	—	2.2	—

Operating income	18.6	26.5	32.5	49.1

Other income (expense)
Interest expense, net	(8.8)	(9.0)	(17.6)	(18.6)
Management fee expense	(0.5)	(0.5)	(1.0)	(1.0)
Miscellaneous, net	(0.1)	—	(0.2)	0.1

Income before income taxes	9.2	17.0	13.7	29.6
Income tax expense	4.8	6.8	6.6	11.8

Net income	$4.4	$10.2	$7.1	$17.8

Three Months Ended June 30, 2005 Compared with the Three Months Ended June 30, 2004
Net sales. Net sales decreased $4.7 million, or 1.7% from $274.0 million in the 2004 quarter to $269.3 million in the 2005 quarter. The net decrease was volume driven, with lower sales to the OEM, original equipment service, retail and traditional channels. Sales to the heavy duty channel increased.
Gross Profit. Results for the 2005 quarter included $1.4 million of non-recurring facilities consolidation and severance costs. Excluding these non-recurring charges, gross profit declined to $54.7 million in the second quarter of 2005 from $59.8 million in the 2004 quarter, and the gross margin percentage declined to 20.3% in the 2005 quarter from 21.8% in the second quarter of 2004.
Lower sales volume in the 2005 quarter contributed to the gross profit decline. The remaining decline in gross profit and the reduction in gross margin percentage were primarily due to the higher per-unit cost of manufacturing at lower production volumes, a shift in sales mix and an increase in steel costs, net of pass-through selling price increases. These higher costs were partially offset by lower insurance costs and manufacturing cost reductions. Savings due to improved procurement practices exceeded inflation-driven wage increases and higher freight, raw material, and fuel costs caused by higher oil prices and general inflation.
Selling and warehousing expenses. Selling and warehousing expenses were $18.6 million for the 2005 quarter, $0.7 million lower than the 2004 quarter. This reduction was primarily due to cost savings from warehouse consolidations and lower employee-related insurance and bonus expenses. These savings were partially offset by inflation-driven salary increases. Selling and warehousing expenses were 6.9% of sales in the 2005 quarter and 7.1% in the 2004 quarter.
General and administrative expenses. General and administrative expenses were $12.3 million in the 2005 quarter, $0.2 million higher than the 2004 quarter. The increase was primarily due to inflation-driven salary increases and $0.4 million higher bad debt provisions, partially offset by lower employee-related insurance and bonus expenses. General and administrative expenses were 4.6% of sales in the 2005 quarter and 4.4% of sales in the 2004 quarter.
Losses on abandonment of an operation. See Note K to the condensed consolidated financial statements.
Interest expense, net. Net interest expense decreased $0.2 million from $9.0 million in 2004 to $8.8 million in 2005. The reduction of interest expense was attributable to lower debt levels, partially offset by higher interest rates.
Income tax expense. Income tax expense was lower in the 2005 quarter as a result of lower pre-tax income. Income tax expense as a percentage of income before taxes was 52.5% in the 2005 quarter compared to 39.9% in the 2004 quarter. The reason for this increase is explained in Note L to the condensed consolidated financial statements.
Net Income. Due to the factors described above, net income declined $5.8 million from $10.2 million in the 2004 quarter to $4.4 million in the 2005 quarter.
Six Months Ended June 30, 2005 Compared with the Six Months Ended June 30, 2004
Net sales. Net sales decreased $16.0 million, or 3.0%, from $530.8 million in the first half of 2004 to $514.8 million in the first half of 2005. The net decrease was volume driven, with lower sales to the original equipment services, retail and traditional channels. Sales to the heavy duty channel increased, and sales to the OEM channel were unchanged.
Gross Profit. Results for the first half of 2005 included $2.2 million of non-recurring facilities consolidation and severance costs. The first half of 2004 included a non-recurring $0.5 million charge due to the sale of inventory that was written-up from cost to market value as part of the allocation of the June 20, 2003 Acquisition purchase price.
Excluding these non-recurring charges, gross profit declined to $101.6 million in the first half of 2005 from $115.9 million in the first half of 2004, and the gross margin percentage declined to 19.7% in the first half of 2005 from 21.8% in the first half of 2004.

Lower sales volume in 2005 contributed significantly to the gross profit decline. The remaining decline in gross profit and the reduction in gross margin percentage were primarily due to the higher per-unit cost of manufacturing at lower production volumes, a shift in sales mix and an increase in steel costs, net of pass-through selling price increases. These higher costs were partially offset by lower insurance costs and manufacturing cost reductions. Savings due to improved procurement practices offset inflation-driven wage increases and higher freight, raw material, and fuel costs caused by higher oil prices and general inflation.
Selling and warehousing expenses. Selling and warehousing expenses were $36.8 million for the first half of 2005, $1.6 million lower than 2004. This reduction was primarily due to cost savings from warehouse consolidations and lower employee-related insurance and bonus expenses. These savings were partially offset by inflation-driven salary increases. Selling and warehousing expenses were 7.2% of sales in the first half of 2005 and 2004.
General and administrative expenses. General and administrative expenses were $24.8 million in the first half of 2005, $0.6 million higher than the comparable 2004 period. The increase was primarily due to inflation-driven salary increases and $0.5 million higher bad debt provisions, offset by lower employee-related insurance and bonus expenses. General and administrative expenses were 4.8% of sales in the first half of 2005 and 4.6% of sales in the first half of 2004.
Losses on abandonment of an operation. See Note K to the condensed consolidated financial statements.
Interest expense, net. Net interest expense decreased $1.0 million from $18.6 million in first half of 2004 to $17.6 million in 2005. The 2005 and 2004 amounts included $0.2 million and $0.6 million, respectively, of accelerated amortization of deferred financing costs associated with the voluntary prepayment of $15 million of debt in the second quarter of 2005 and $40 million of debt in the first quarter of 2004. Excluding the accelerated amortization, there was a $0.6 million reduction of interest expense, which was attributable to lower debt levels, partially offset by higher interest rates.
Income tax expense. Income tax expense was lower in the first half of 2005 compared to the same period in 2004 as a result of lower pre-tax income. Income tax expense as a percentage of income before taxes was 48.3% in the 2005 period compared to 40.0% in the 2004 period. The reason for this increase is explained in Note L to the condensed consolidated financial statements.
Net Income. Due to the factors described above, net income declined $10.7 million from $17.8 million in the first half of 2004 to $7.1 million in the first half of 2005.

Liquidity and Capital Resources
At June 30, 2005 and December 31, 2004, the Company had $8.8 million and $11.3 million of cash, respectively. Outstanding debt at June 30, 2005 and December 31, 2004, was $445.3 million and $458.2 million, respectively, as follows (in millions):

	June 30,	December 31,
	2005	2004
Short-term borrowings	$0.8	$1.3
Capitalized leases	0.1	0.3
Revolving credit facility	2.5	—
Term loan	217.0	232.0
Senior subordinated notes	230.0	230.0
Debt issuance costs	(5.1)	(5.4)

	$445.3	$458.2

In June 2005, the Company made a voluntary prepayment of $15 million of term loan borrowings. Because of this and previous voluntary prepayments, the Company does not have any required repayments of its senior credit facility term loans until December 2007. The Company’s $230 million senior subordinated notes are due in 2013. Below is a schedule of future debt payments as of June 30, 2005. The $3.3 million presented for 2005 includes $2.5 million of revolving credit borrowings that were repaid in early July 2005 and $0.8 million of routine short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

2005	$3.3
2006	—
2007	0.6
2008	2.3
2009	107.7
Thereafter	336.5

$450.4

On June 16, 2005, we entered into an amendment to our senior credit facility which permits us to repurchase from time to time up to $75 million in aggregate principal amount of our senior subordinated notes. As of August 12, 2005, we had not repurchased any of the senior subordinated notes, although we may, under appropriate market conditions, do so in the future.
The Company’s significant debt service obligation is an important factor when assessing the Company’s liquidity and capital resources. At the June 30, 2005 debt level, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $34.4 million at June 30, 2005 borrowing rates. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.3 million.

Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. In 2005, the Company expects to spend between $35 million and $40 million on additions to property, plant and equipment and on a new, fully integrated information technology system. Implementation of the new information technology system began in the third quarter of 2004. At June 30, 2005, $2.5 million of revolving credit borrowings were outstanding and $5.8 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $66.7 million of unused borrowings capacity at June 30, 2005.
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
The Company’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with one of our customers, which has resulted in the sales of approximately $10.3 million of receivables during the first half of 2005 of which $5.2 million would otherwise have been outstanding at June 30, 2005. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.
Net cash provided by operating activities
Net cash provided by operating activities for the six months ended June 30, 2005 was $27.9 million. Profits, before deducting depreciation and amortization, generated $27.9 million of cash. Receivables increased due to higher sales in the second quarter of 2005 compared to the fourth quarter of 2004. This resulted in a $30.9 million net use of cash. The receivable change was partially offset by the favorable effects of a $4.7 million decrease in inventory and a $22.0 million increase in accounts payable. The increase in payables was due to extending payment timeframes with our suppliers and normal fluctuation in the timing of payments. Changes in all other assets and liabilities netted to a $5.7 million positive effect on cash. In September 2005, the Company expects to make $3.4 million of annual contributions to its pension plans.
Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the six months ended June 30, 2005 and 2004 were $18.9 million and $17.2 million, respectively. Approximately $1.7 and $7.8 million, respectively, of the 2005 and 2004 capital expenditures were related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. The 2005 amount included $6.4 million for the implementation of a new, fully integrated information technology system. It will support financial reporting and operations.

Recent Accounting Pronouncements
In June 2005, the FASB issued FASB Staff Position No. 143-1 (“FSP 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 provides direction for the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as it relates to European Union Directive 2002/96/EC. This European Union Directive, among other things, defines the parties who are financially responsible for the proper disposal of certain electronic and electric appliances and equipment. FSP 143-1 is effective June 2005. The implementation of FSP 143-1 had an immaterial effect on the Company’s financial statements.
In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. SFAS No. 123R requires the measurement of share-based payments to employees using a fair-value-based method and the recording of such expense in the income statement. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after December 15, 2005 and are to be applied prospectively. Also, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides clarification on the implementation of SFAS No. 123R and the relationship of SFAS No. 123R to certain SEC rules and regulations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See Note J for the pro forma net income as if the Company had used a fair-value-based method, similar to the methods required under SFAS No.123R, to measure compensation expense. Had SFAS No. 123R been applied in the periods disclosed, the impact would have been similar to those pro forma amounts. The future impact is dependent upon if and when additional options are granted or expire, as well as the vesting period of such options.
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under existing guidelines, items such as idle facility expense, excessive spoilage and re-handling costs may be ‘so abnormal’ as to require treatment as current period charges rather than recorded adjustments to the value of inventory. SFAS No. 151 requires that such items be recognized as current period charges regardless of whether they meet the ‘so abnormal’ criteria. The accounting provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material effect on its financial statements.
In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act”), will be treated as a special deduction as described in SFAS No. 109. Consequently, the impact of the deduction, which was effective January 1, 2005, will be reported in the period in which the deduction is claimed on the Company’s income tax returns. The effect of FSP 109-1 is expected to be less than $0.3 million for the year ended December 31, 2005.
In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited time 85% dividends received deduction on the repatriation of certain foreign earnings. Although adoption is effective immediately, FSP 109-2 states that a company is allowed time beyond the financial reporting period to evaluate the effects of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company is evaluating the impact of the repatriation provisions of the Jobs Act and will complete its review by December 31, 2005. These provisions are not expected to have a material impact on the Company’s financial statements. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or net deferred tax assets to reflect the repatriation provisions of the Jobs Act.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that a company must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect FIN 47 to have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, Euro, Canadian dollar and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2004, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our annual net income would have been lower by $0.3 million in 2004 due to the reduction in reported results from our foreign operations.
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
In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of June 30, 2005, we had one immaterial foreign currency contract outstanding. We do not engage in any speculative activities.
Interest Rate Risk
The Company was party to interest rate swap agreements, which expired in August 2005. These agreements effectively converted $118 million of variable rate debt to fixed rate debt for the two years ending August 2005. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we paid 1.94%, and received the then current LIBOR, on $118 million.
On August 10, 2005, the Company entered into new interest rate swap agreements for $80 million. These agreements effectively convert $80 million of variable rate debt to fixed rate debt for the two years ending August 2007, and $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we will pay 4.4%, and will receive the then current LIBOR on $80 million through August 2007 and $40 million for the 12-month period ending August 2008.

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

UNITED COMPONENTS, INC.

Date: August 15, 2005	By:	/s/ Charles T. Dickson

	Name:	Charles T. Dickson
	Title:	Chief Financial Officer