Form 10-Q
period 2005-09-30
UNITED COMPONENTS INC
filed 2005-11-10
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
          Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of November 10, 2005.

United Components, Inc.
Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets—September 30, 2005 and December 31, 2004
Condensed consolidated income statements—Three and nine months ended September 30, 2005 and 2004
Condensed consolidated statements of cash flows—Nine months ended September 30, 2005 and 2004
Condensed consolidated statements of changes in shareholder’s equity—Nine months ended September 30, 2005 and 2004
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30,	December 31,
	2005	2004
Assets

Current assets
Cash and cash equivalents	$7,889	$11,291
Accounts receivable, net	270,516	238,581
Inventories, net	186,481	188,212
Deferred tax assets	20,483	18,578
Other current assets	20,562	12,188

Total current assets	505,931	468,850

Property, plant and equipment, net	205,252	216,849
Goodwill	166,559	166,559
Other intangible assets, net	99,313	94,229
Deferred financing costs, net	6,500	7,686
Pension and other assets	12,933	12,772

Total assets	$996,488	$966,945

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$110,815	$91,505
Short-term borrowings	805	1,267
Current maturities of long-term debt	39	228
Accrued expenses and other current liabilities	82,198	67,808

Total current liabilities	193,857	160,808

Long-term debt, less current maturities	442,132	456,674
Pension and other postretirement liabilities	47,637	53,141
Deferred tax liabilities	12,894	6,430
Other liabilities	2,019	1,972
Contingencies – Note H	—	—

Total liabilities	698,539	679,025

Shareholder’s equity
Common stock	—	—
Additional paid in capital	263,656	263,120
Retained earnings	35,173	22,074
Accumulated other comprehensive income (loss)	(880)	2,726

Total shareholder’s equity	297,949	287,920

Total liabilities and shareholder’s equity	$996,488	$966,945

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net sales	$257,397	$257,566	$772,188	$788,329
Cost of sales	205,880	202,834	621,293	618,254

Gross profit	51,517	54,732	150,895	170,075

Operating expenses
Selling and warehousing	18,534	17,436	55,392	55,823
General and administrative	10,755	10,201	35,516	34,400
Amortization of intangible assets	1,708	1,566	4,772	5,268
Losses on abandonment of an operation (Note K)	577	—	2,759	—

Operating income	19,943	25,529	52,456	74,584

Other income (expense)
Interest expense, net	(9,223)	(8,099)	(26,845)	(26,687)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	(180)	168	(323)	294

Income before income taxes	10,040	17,098	23,788	46,691
Income tax expense	4,044	6,818	10,689	18,659

Net income	$5,996	$10,280	$13,099	$28,032

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$13,099	$28,032

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,416	26,705
Amortization of intangible assets	4,772	5,268
Amortization of deferred financing costs and debt issuance costs	1,660	2,183
Deferred income taxes	5,896	3,397
Other non-cash, net	1,079	874
Changes in operating assets and liabilities
Accounts receivable	(33,284)	(36,618)
Inventories	743	(22,462)
Other current assets	(2,846)	(3,277)
Accounts payable	20,287	30,909
Accrued expenses and other current liabilities	3,018	18,099
Other assets	(157)	1,020
Other liabilities	(426)	1,470

Net cash provided by operating activities	38,257	55,600

Cash flows from investing activities:
Final Acquisition purchase price payment	—	(8,000)
Capital expenditures	(26,389)	(28,636)
Proceeds from sale of property, plant and equipment	161	399

Net cash used in investing activities	(26,228)	(36,237)

Cash flows from financing activities:
Issuances of debt	33,000	467
Debt repayments	(48,667)	(40,591)
Shareholder’s equity contribution	536	1,735

Net cash used in financing activities	(15,131)	(38,389)

Effect of exchange rate changes on cash	(300)	56

Net decrease in cash and cash equivalents	(3,402)	(18,970)

Cash and cash equivalents at beginning of year	11,291	46,130

Cash and cash equivalents at end of period	$7,889	$27,160

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income
Balance at January 1, 2004	$—	$261,385	$(8,755)	$1,460	$254,090
Additions to paid in capital		1,735			1,735
Comprehensive income
Net income			28,032		28,032	$28,032
Other comprehensive income
Interest rate swaps				(497)	(497)	(497)
Foreign currency adjustment				588	588	588

Total comprehensive income						$28,123

Balance at September 30, 2004	$—	$263,120	$19,277	$1,551	$283,948

Balance at January 1, 2005	$—	$263,120	$22,074	$2,726	$287,920
Additions to paid in capital		536			536
Comprehensive income
Net income			13,099		13,099	$13,099
Other comprehensive income
Interest rate swaps				(344)	(344)	(344)
Foreign currency adjustment				(3,262)	(3,262)	(3,262)

Total comprehensive income						$9,493

Balance at September 30, 2005	$—	$263,656	$35,173	$(880)	$297,949

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is a wholly-owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and UCI are corporations formed at the direction of The Carlyle Group. As of September 30, 2005, affiliates of The Carlyle Group own 98.6% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management and UCI’s Board of Directors.
On June 20, 2003, UCI purchased, from UIS, Inc. and UIS Industries, Inc., their vehicle parts businesses. This acquisition is referred to in these notes to the financial statements as the “Acquisition.”
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
The December 31, 2004 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The financial statements at September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of the Company, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Such adjustments include normal recurring adjustments and, in the case of the income statement for the nine months ended September 30, 2004, includes the effects of the preliminary allocation of the Acquisition purchase price for part of the period. For all periods subsequent to March 31, 2004, the financial information presented in these financial statements and related notes reflect the final allocation of the Acquisition purchase price. The final allocation had no impact on previously reported results of operations.
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
Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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
Pursuant to these agreements, the Company sold $5.8 million and $16.1 million of receivables during the three and nine months ended September 30, 2005, respectively, of which $5.8 million would otherwise have been outstanding at September 30, 2005. In the three and nine months ended September 30, 2004, the Company sold $9.0 million of receivables, of which $6 million would otherwise have been outstanding at September 30, 2004.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were a 0.25% agent’s fee and a discount deducted by the factoring company, which is calculated based on LIBOR plus 1.5%. These costs were $76,000 and $197,000 in the three and nine months ended September 30, 2005, respectively, and $42,000 for the three and nine months ended September 30, 2004, and are recorded in the condensed consolidated income statements as miscellaneous, net.
NOTE C — INVENTORIES
The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$26,978	$34,461
Work in process	53,510	49,376
Finished products	127,475	125,620
Valuation reserves	(21,482)	(21,245)

	$186,481	$188,212

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE D — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in thousands):

	September 30,	December 31, 2004
	2005	2004
Salaries and wages	$4,174	$2,756
Bonuses	3,030	4,245
Vacation pay	6,084	5,721
Pension and other postretirement liabilities	8,793	4,039
Product returns	13,424	15,291
Rebates, credits and discounts due customers	9,168	6,475
Insurance	10,877	9,337
Interest	8,199	1,751
Taxes payable	2,578	4,081
Other	15,871	14,112

	$82,198	$67,808

NOTE E — PRODUCT RETURNS LIABILITY
The product returns liability is included in accrued expenses and other current liabilities. It includes accruals for parts returned due to manufacturing defects and for certain parts returned because of customer excess quantities. The changes in the Company’s product returns liability are as follows (in thousands):

	Nine Months ended September 30,
	2005	2004
Beginning of year	$15,291	$13,999
Returned parts expense	(30,390)	(28,080)
Additional loss provision	28,523	30,502

End of period	$13,424	$16,421

NOTE F — PENSION
The following are the components of net periodic pension expense (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$2,216	$2,035	$6,780	$6,104
Interest cost	3,225	2,922	9,673	8,816
Expected return on plan assets	(3,487)	(3,321)	(10,459)	(10,074)
Amortization of transition asset	5	—	17	—
Amortization of prior service cost	23	—	67	—
Amortization of unrecognized gain	11	—	31	—

	$1,993	$1,636	$6,109	$4,846

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE G — DEBT
On June 16, 2005, the Company entered into an amendment to the senior credit facility which permits the Company to repurchase from time to time up to $75 million in aggregate principal amount of the senior subordinated notes. As of September 30, 2005, there were no such repurchases.
In June 2005, the Company voluntarily prepaid $15 million of the senior credit facility term loan.
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
NOTE H — CONTINGENCIES
Environmental
The Company is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. The Company has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $2.9 million accrued at September 30, 2005 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
Litigation
The Company is subject to various other contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, the Company believes that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on its financial condition or results of operations.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE I — GEOGRAPHIC INFORMATION
The Company had the following net sales by country (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$211,256	$214,397	$627,151	$651,947
Canada	9,492	8,138	25,903	25,638
United Kingdom	7,205	9,391	27,404	30,300
Mexico	8,473	6,534	22,277	20,084
Germany	3,048	3,015	10,619	9,860
Spain	837	766	2,981	2,728
Belgium	1,389	1,480	5,219	5,134
France	2,457	1,954	8,256	6,007
Sweden	1,093	1,231	4,476	4,344
Other	12,147	10,660	37,902	32,287

	$257,397	$257,566	$772,188	$788,329

Net long-lived assets by country are as follows (in thousands):

	September 30,	December 31,
	2005	2004
United States	$270,209	$268,947
United Kingdom	36,113	43,932
Mexico	13,461	13,708
Spain	3,673	4,366
Canada	542	583
Goodwill	166,559	166,559

	$490,557	$498,095

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE J — STOCK OPTIONS
The Company has adopted the disclosure only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, stock options are accounted for by the “intrinsic-value-method” of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the compensation cost of the stock option plan been applied using the fair-value-based method at the grant date, rather than the intrinsic-value method of accounting, the pro forma amounts would be as follows (in millions):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$6.0	$10.3	$13.1	$28.0
Pro forma stock-based compensation expense, net of tax	0.4	0.5	1.1	1.5

Pro forma net income	$5.6	$9.8	$12.0	$26.5

Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future periods.
NOTE K — ABANDONMENT OF AN OPERATION
Airtex Products Ltd. (“Airtex UK”) was an indirect wholly-owned subsidiary of the Company with operations in the United Kingdom. During the second quarter of 2005, the largest customer of Airtex UK became insolvent and ceased operations, resulting in the loss of more than 50% of the revenue of Airtex UK. As a result of this situation, in the second quarter, the Company decided to cease additional funding of the operations of Airtex UK.
In the third quarter of 2005, the Company sold Airtex UK to a newly incorporated English company owned by the local management of Airtex UK. The selling price was £1.
In June 2005, the Company recorded a pre-tax non-cash charge of $2.2 million for the impairment of certain assets of Airtex UK. In the third quarter of 2005, the company recorded an additional pre-tax charge of $0.6 million for losses incurred as a result of the abandonment and sale of Airtex UK.
Sales of Airtex UK, which were included in the Company’s consolidated results for the years ended December 31, 2004 and 2003 and for the nine months ended September 30, 2005 and 2004, were $7.5 million, $8.4 million, $3.7 million and $6.0 million, respectively. Pre-tax income (losses), which were included in the Company’s consolidated results for the same four periods, were $(0.2) million, $1.0 million, $(0.9) million and $0.0 million, respectively.
NOTE L — INCOME TAXES
Income tax expense as a percentage of income before income taxes was 44.9% in the nine months ended September 30, 2005 compared to 40.0% in 2004, and 40.3% in the three months ended September 30, 2005 compared to 39.9% in 2004. The higher percentage in the 2005 nine-month period was primarily because the Company did not recognize any tax benefits on the $2.8 million recorded for losses on abandonment of an operation. Tax benefits were not recorded on these losses because realizing such benefits is not probable.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M — NEW ACCOUNTING PRONOUNCEMENTS
In June 2005, the FASB issued FASB Staff Position No. 143-1 (“FSP 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 provides direction for the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as it relates to European Union Directive 2002/96/EC. This European Union Directive, among other things, defines the parties who are financially responsible for the proper disposal of certain electronic and electric appliances and equipment. FSP 143-1 was effective June 2005. The implementation of FSP 143-1 had an immaterial effect on the Company’s financial statements.
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
NOTE N — OTHER INFORMATION
At September 30, 2005, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest and income taxes (net of refunds) are as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest	$3,158	$3,079	$20,298	$18,916
Income taxes (net of refunds)	4,021	10,828	13,330	13,383

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
The condensed balance sheets at September 30, 2005 and December 31, 2004 and the condensed income statements for the 2005 periods, which follow in this Note O, include the final allocation of the Acquisition purchase price. The amounts included in the condensed income statement for the 2004 period prior to March 31, 2004 is based on preliminary estimates of the fair value of assets acquired and liabilities assumed.
Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company thinks separate financial statements and other disclosure regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Balance Sheet
September 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$7,889	$—	$1,643	$(140)	$6,386
Accounts receivable, net	270,516	—	—	247,626	22,890
Inventories, net	186,481	—	—	170,658	15,823
Deferred tax assets	20,483	—	(30)	19,499	1,014
Other current assets	20,562	—	6,737	8,106	5,719

Total current assets	505,931		8,350	445,749	51,832

Property, plant and equipment, net	205,252	—	832	155,132	49,288
Intercompany receivables	—	(108,888)	21,037	85,930	1,921
Intercompany notes receivable	—	(467,000)	467,000	—	—
Investment in subsidiaries	—	(156,526)	149,787	6,739	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	99,313	—	17,226	79,665	2,422
Deferred financing costs, net	6,500	—	6,500	—	—
Pension and other assets	12,933	—	306	12,330	297

Total assets	$996,488	$(732,414)	$837,597	$785,545	$105,760

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$110,815	$—	$5,865	$91,538	$13,412
Short-term borrowings	805	—	—	—	805
Current maturities of long-term debt	39	—	—	—	39
Accrued expenses and other current liabilities	82,198	—	7,365	66,032	8,801

Total current liabilities	193,857	—	13,230	157,570	23,057

Long-term debt, less current maturities	442,132	—	442,115	—	17
Pension and other postretirement liabilities	47,637	—	—	31,292	16,345
Deferred tax liabilities	12,894	—	12,192	2,937	(2,235)
Other liabilities	2,019	—	—	2,019	—
Intercompany payables	—	(108,888)	72,111	21,568	15,209
Intercompany notes payable	—	(467,000)	—	447,000	20,000

Total shareholder’s equity	297,949	(156,526)	297,949	123,159	33,367

Total liabilities and shareholder’s equity	$996,488	$(732,414)	$837,597	$785,545	$105,760

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Three Months Ended September 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$257,397	$(3,765)	$—	$232,456	$28,706
Cost of sales	205,880	(3,765)	—	184,849	24,796

Gross profit	51,517	—	—	47,607	3,910

Operating expenses
Selling and warehousing	18,534	—	—	16,702	1,832
General and administrative	10,755	—	2,828	5,488	2,439
Amortization of intangible assets	1,708	—	295	1,413	—
Losses on abandonment of an operation	577	—	—	—	577

Operating income (loss)	19,943		(3,123)	24,004	(938)

Other income (expense)
Interest expense, net	(9,223)	—	(9,192)	5	(36)
Intercompany interest	—	—	9,734	(9,175)	(559)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(180)	—	—	(12)	(168)

Income (loss) before income taxes	10,040	—	(3,081)	14,822	(1,701)
Income tax expense (benefit)	4,044	—	(1,462)	5,943	(437)

Increase (decrease) before equity in earnings of subsidiaries	5,996	—	(1,619)	8,879	(1,264)

Equity in earnings of subsidiaries	—	(6,845)	7,615	(770)	—

Net income (loss)	$5,996	$(6,845)	$5,996	$8,109	$(1,264)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Three Months Ended September 30, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$257,566	$(3,294)	$—	$231,682	$29,178
Cost of sales	202,834	(3,294)	—	181,380	24,748

Gross profit	54,732	—	—	50,302	4,430

Operating expenses
Selling and warehousing	17,436	—	26	15,650	1,760
General and administrative	10,201	—	2,564	5,507	2,130
Amortization of intangible assets	1,566	—	—	1,566	—

Operating income (loss)	25,529	—	(2,590)	27,579	540

Other income (expense)
Interest expense, net	(8,099)	—	(8,143)	96	(52)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	168	—	—	188	(20)

Income (loss) before income taxes	17,098	—	(11,233)	27,863	468
Income tax expense (benefit)	6,818	—	(4,979)	11,550	247

Increase (decrease) before equity in earnings of subsidiaries	10,280	—	(6,254)	16,313	221

Equity in earnings of subsidiaries	—	(16,326)	16,534	(208)	—

Net income	$10,280	$(16,326)	$10,280	$16,105	$221

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Nine Months Ended September 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$772,188	$(10,321)	$—	$685,364	$97,145
Cost of sales	621,293	(10,321)	—	550,604	81,010

Gross profit	150,895	—	—	134,760	16,135

Operating expenses
Selling and warehousing	55,392	—	—	49,585	5,807
General and administrative	35,516	—	9,497	16,730	9,289
Amortization of intangible assets	4,772	—	295	4,477	—
Losses on abandonment of an operation	2,759	—	—	—	2,759

Operating income (loss)	52,456		(9,792)	63,968	(1,720)

Other income (expense)
Interest expense, net	(26,845)	—	(26,931)	58	28
Intercompany interest	—	—	28,498	(26,938)	(1,560)
Management fee expense	(1,500)	—	(1,500)	—	—
Miscellaneous, net	(323)	—	—	150	(473)

Income (loss) before income taxes	23,788	—	(9,725)	37,238	(3,725)
Income tax expense (benefit)	10,689	—	(3,920)	15,009	(400)

Increase (decrease) before equity in earnings of subsidiaries	13,099	—	(5,805)	22,229	(3,325)

Equity in earnings of subsidiaries	—	(15,325)	18,904	(3,579)	—

Net income (loss)	$13,099	$(15,325)	$13,099	$18,650	$(3,325)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Nine Months Ended September 30, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$788,329	$(11,035)	$—	$705,015	$94,349
Cost of sales	618,254	(11,035)	—	551,510	77,779

Gross profit	170,075	—	—	153,505	16,570

Operating expenses
Selling and warehousing	55,823	—	—	50,372	5,451
General and administrative	34,400	—	7,718	18,829	7,853
Amortization of intangible assets	5,268	—	—	5,268	—

Operating income (loss)	74,584	—	(7,718)	79,036	3,266

Other income (expense)
Interest expense, net	(26,687)	—	(26,806)	278	(159)
Management fee expense	(1,500)	—	(1,500)	—	—
Miscellaneous, net	294	—	—	257	37

Income (loss) before income taxes	46,691	—	(36,024)	79,571	3,144
Income tax expense (benefit)	18,659	—	(14,836)	31,748	1,747

Increase (decrease) before equity in earnings of subsidiaries	28,032	—	(21,188)	47,823	1,397

Equity in earnings of subsidiaries	—	(47,560)	49,220	(1,660)	—

Net income	$28,032	$(47,560)	$28,032	$46,163	$$1,397

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$38,257	$—	$22,777	$10,037	$5,443

Cash flows from investing activities:
Capital expenditures	(26,389)	—	(10,086)	(12,306)	(3,997)
Proceeds from sale of property, plant and equipment	161	—	—	15	146

Net cash used in investing activities	(26,228)	—	(10,086)	(12,291)	(3,851)

Cash flows from financing activities:
Issuances of debt	33,000	—	33,000	—	—
Debt repayments	(48,667)	—	(48,500)	—	(167)
Shareholder’s equity contribution	536	—	536	—	—

Net cash used in financing activities	(15,131)	—	(14,964)	—	(167)

Effect of exchange rate changes on cash	(300)	—	—	—	(300)

Net increase (decrease) in cash and cash equivalents	(3,402)	—	(2,273)	(2,254)	1,125

Cash and cash equivalents at beginning of year	11,291	—	3,916	2,114	5,261

Cash and cash equivalents at end of period	$7,889	$—	$1,643	$(140)	$6,386

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$55,600	$—	$27,281	$20,376	$7,943

Cash flows from investing activities:
Final Acquisition purchase price payment	(8,000)	—	(8,000)	—	—
Capital expenditures	(28,636)	—	(2,101)	(22,348)	(4,187)
Proceeds from sale of property, plant and equipment	399	—	—	132	267

Net cash used in investing activities	(36,237)	—	(10,101)	(22,216)	(3,920)

Cash flows from financing activities:
Issuances of debt	467	—	—	—	467
Debt repayments	(40,591)	—	(40,000)	—	(591)
Shareholder’s equity contribution	1,735	—	1,735	—	—
Dividends	—	—	5,332	—	(5,332)

Net cash used in financing activities	(38,389)	—	(32,933)	—	(5,456)

Effect of exchange rate changes on cash	56	—	—	—	56

Net decrease in cash and cash equivalents	(18,970)	—	(15,753)	(1,840)	(1,377)

Cash and cash equivalents at beginning of year	46,130	—	33,164	4,448	8,518

Cash and cash equivalents at end of period	$27,160	$—	$17,411	$2,608	$7,141

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 77% of our net sales in 2004 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an annual rate of approximately 3.7% from 1994 through 2003. We believe that, while growth rates may vary, the aftermarket will generally continue to grow. We believe we are well positioned to participate in that growth.
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
Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs, including fringe benefits, supplies, utilities, freight, depreciation, insurance, pension and postretirement benefits, information technology costs and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell. The two largest components of our cost of sales are labor and steel.

Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of the Company’s price increases, adversely affected pretax income by approximately $3.0 million in 2004, compared to steel prices as of the end of 2003. The higher cost of steel, net of the Company’s price increases, has also resulted in lower pretax income in 2005, compared to 2004. For the three and nine months ended September 30, 2005, the adverse effects, compared to the same 2004 periods, were approximately $1.4 million and $5.2 million, respectively. The adverse effect for the full year of 2005, compared to the full year 2004, is forecasted to be in the range of $3 million to $5 million. This forecast is based on assumptions regarding the future cost of steel and the Company’s ability to increase selling prices on products with high steel content. Actual events could vary significantly from the Company’s assumptions. Consequently, the actual effect of higher steel costs could be significantly different than the Company’s forecast.
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
Accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on a combination of an aging analysis and our analyses of our history of write-offs. In addition, we evaluate allowance requirements on a more specific basis in the event that the financial condition of a particular customer deteriorates.

Inventory. We record inventory at the lower of cost or market. Cost is determined using standard cost, which approximates the first-in, first-out (FIFO) method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
Revenue recognition. We record sales when title transfers to the customer. Where we have sales rebate programs with some of our customers, we estimate amounts due under these sales rebate programs when the sales are recognized. Net sales relating to any particular shipment are based upon the amounts invoiced for the shipped goods less estimated future rebate payments. These estimates are based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
Additionally, we enter into agreements with our customers that provide for sales discounts, marketing allowances, return allowances and performance incentives. Any discount, allowance or incentive is treated as a reduction to sales, based on estimates of the criteria that give rise to the discount, allowance or incentive, such as sales volume and marketing spending. We routinely review these criteria and our estimating process and make adjustments as facts and circumstances change. Historically, we have not found material differences between our estimates and actual results.
Product returns. Credits for parts returned due to manufacturing defects and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and other factors. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Our customers have the right, to varying degrees, to return excess quantities of product. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results.
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
Environmental expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates. The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s September 30, 2005 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.9 million accrued at September 30, 2005 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Income taxes. The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred tax assets and liabilities are recognized for the expected future tax consequences of the temporary differences between the book carrying amounts and the tax basis of assets and liabilities. These future tax consequences, as well as current tax expense, require estimates of taxable income for each of the tax jurisdictions in which the Company operates. Such estimates include estimates of the portion of income subject to tax and allowable deductions for each tax jurisdiction. In addition, when determining the carrying value of deferred tax assets, the Company must also estimate future taxable income.

Results of Operations
The following table was derived from the Company’s unaudited condensed consolidated income statements for the three and nine months ended September 30, 2005 and 2004. The amounts are presented in millions of dollars.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$257.4	$257.6	$772.2	$788.3
Cost of sales	205.9	202.9	621.3	618.2

Gross profit	51.5	54.7	150.9	170.1

Operating expenses
Selling and warehousing	18.5	17.4	55.4	55.8
General and administrative	10.8	10.2	35.4	34.4
Amortization of intangible assets	1.7	1.6	4.8	5.3
Losses on abandonment of an operation	0.6	—	2.8	—

Operating income	19.9	25.5	52.5	74.6

Other income (expense)
Interest expense, net	(9.2)	(8.1)	(26.8)	(26.7)
Management fee expense	(0.5)	(0.5)	(1.5)	(1.5)
Miscellaneous, net	(0.2)	0.2	(0.4)	0.3

Income before income taxes	10.0	17.1	23.8	46.7
Income tax expense	4.0	6.8	10.7	18.7

Net income	$6.0	$10.3	$13.1	$28.0

Three Months Ended September 30, 2005 Compared with the Three Months Ended September 30, 2004
Net sales. Net sales were $257.4 million in the 2005 quarter and $257.6 million in the 2004 quarter. Sales declines to the traditional and OEM channels were offset by increased sales to the retail, original equipment service and heavy-duty channels. Although it is difficult to quantify, management believes that weather related disruptions in the U.S. southeast have adversely affected volume in the 2005 quarter and may continue to due so in the near term.
Gross Profit. Gross profit declined to $51.5 million in the third quarter of 2005 from $54.7 million in the 2004 quarter, and the gross margin percentage declined to 20.0% in the 2005 quarter from 21.2% in the third quarter of 2004.
The decline in gross profit and the reduction in gross margin percentage were primarily due to the higher per-unit cost of manufacturing at lower production volumes, a shift in sales mix, and an increase in steel costs, net of pass-through selling price increases. These higher costs were partially offset by manufacturing cost reductions. Savings due to improved procurement practices exceeded inflation-driven wage increases and higher freight, non-steel raw material, and fuel costs caused by higher oil prices and general inflation.

Selling and warehousing expenses. Selling and warehousing expenses were $18.5 million for the 2005 quarter, $1.1 million higher than the 2004 quarter. The increase is primarily due to the addition of strategic sales personnel, the timing of promotional activities, and inflation-driven salary increases. These increases were partially offset by cost savings from warehouse consolidations and lower employee bonus expense. Selling and warehousing expenses were 7.2% and 6.8% of sales in the 2005 and 2004 quarters, respectively.
General and administrative expenses. General and administrative expenses were $10.8 million in the 2005 quarter, $0.6 million higher than the 2004 quarter. The increase is primarily due to the Company’s continuing investment in processes and management talent necessary to drive improvements in future operations, and inflation-driven salary increases. This higher cost was partially offset by lower employee bonus expense. General and administrative expenses were 4.2% of sales in the 2005 quarter and 4.0% of sales in the 2004 quarter.
Losses on abandonment of an operation. See Note K to the condensed consolidated financial statements.
Interest expense, net. Net interest expense increased $1.1 million from $8.1 million in 2004 to $9.2 million in 2005. The 2004 amount has been reduced by $0.6 million of capitalized interest related to a large 2004 capital project. Excluding the effect of the 2004 capitalized interest, there was a $0.5 million increase in interest expense due to higher interest rates, partially offset by the effect of lower debt levels in 2005.
Income tax expense. Income tax expense was lower in the 2005 quarter as a result of lower pre-tax income.
Net Income. Due to the factors described above, net income declined $4.3 million from $10.3 million in the 2004 quarter to $6.0 million in the 2005 quarter.
Nine Months Ended September 30, 2005 Compared with the Nine Months Ended September 30, 2004
Net sales. Net sales decreased $16.1 million, or 2.0%, from $788.3 million in the first three quarters of 2004 to $772.2 million in the first three quarters of 2005. The net decrease was volume driven, with lower sales to the retail, traditional and OEM channels. Sales to the original equipment service and heavy-duty channels increased.
Gross Profit. Results for the first three quarters of 2005 included $2.2 million of non-recurring facilities consolidation and severance costs. The first three quarters of 2004 included a non-recurring $0.5 million charge due to the sale of inventory that was written-up from cost to market value as part of the allocation of the June 20, 2003 Acquisition purchase price.
Excluding these non-recurring charges, gross profit declined to $153.1 million in the first three quarters of 2005 from $170.6 million in the first three quarters of 2004, and the gross margin percentage declined to 19.8% in the first three quarters of 2005 from 21.6% in the first three quarters of 2004.

Lower sales volume in 2005 contributed significantly to the gross profit decline. The remaining decline in gross profit and the reduction in gross margin percentage were primarily due to the higher per-unit cost of manufacturing at lower production volumes, a shift in sales mix and an increase in steel costs, net of pass-through selling price increases. These higher costs were partially offset by lower insurance costs and manufacturing cost reductions. Savings due to improved procurement practices offset inflation-driven wage increases and higher freight, non-steel raw material, and fuel costs caused by higher oil prices and general inflation.
Selling and warehousing expenses. Selling and warehousing expenses were $55.4 million for the first three quarters of 2005, $0.4 million lower than 2004. This decrease was primarily due to cost savings from warehouse consolidations and lower employee bonus expense. These savings were partially offset by the addition of strategic sales personnel and inflation-driven salary increases. Selling and warehousing expenses were 7.2% and 7.1% of sales in the first three quarters of 2005 and 2004, respectively.
General and administrative expenses. General and administrative expenses were $35.4 million in the first three quarters of 2005, $1.0 million higher than the comparable 2004 period. The increase was primarily due to the Company’s continuing investment in processes and management talent necessary to drive improvements in future operations, inflation-driven salary increases, and $0.6 million higher bad debt provisions. These increases were partially offset by lower employee-related insurance and bonus expenses. General and administrative expenses were 4.6% and 4.4% of sales in the first three quarters of 2005 and 2004, respectively.
Losses on abandonment of an operation. See Note K to the condensed consolidated financial statements.
Interest expense, net. Net interest expense increased $0.1 million from $26.7 million in the first three quarters of 2004 to $26.8 million in 2005. The 2005 and 2004 amounts included $0.2 million and $0.6 million, respectively, of accelerated amortization of deferred financing costs associated with the voluntary prepayment of $15 million of debt in the second quarter of 2005 and $40 million of debt in the first quarter of 2004. The 2004 amount included $0.6 million of interest capitalization related to a large 2004 capital project. Excluding the accelerated amortization and interest capitalization, there was a $0.1 million reduction of interest expense, which was attributable to lower debt levels in 2005, partially offset by higher interest rates.
Income tax expense. Income tax expense was lower in the first three quarters of 2005 compared to the same period in 2004 as a result of lower income before income taxes. Income tax expense as a percentage of income before income taxes was 44.9% in the 2005 period compared to 40.0% in the 2004 period. The reason for this increase is explained in Note L to the condensed consolidated financial statements.
Net Income. Due to the factors described above, net income declined $14.9 million from $28.0 million in the first three quarters of 2004 to $13.1 million in the first three quarters of 2005.

Liquidity and Capital Resources
At September 30, 2005 and December 31, 2004, the Company had $7.9 million and $11.3 million of cash, respectively. Outstanding debt at September 30, 2005 and December 31, 2004, was $443.0 million and $458.2 million, respectively, as follows (in millions):

	September 30,	December 31,
	2005	2004
Short-term borrowings	$0.8	$1.3
Capitalized leases	0.1	0.3
Term loan	217.0	232.0
Senior subordinated notes	230.0	230.0
Debt issuance costs	(4.9)	(5.4)

	$443.0	$458.2

In June 2005, the Company made a voluntary prepayment of $15 million of term loan borrowings. Because of this and previous voluntary prepayments, the Company does not have any required repayments of its senior credit facility term loans until December 2007. The Company’s $230 million senior subordinated notes are due in 2013. Below is a schedule of future debt payments as of September 30, 2005. The $0.8 million is routine short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

2005	$0.8
2006	—
2007	0.6
2008	2.3
2009	107.7
Thereafter	336.5

$447.9

On June 16, 2005, the Company entered into an amendment to the senior credit facility which permits the Company to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of November 10, 2005, the Company had not repurchased any of the senior subordinated notes, although it may, under appropriate market conditions, do so in the future.
The Company’s significant debt service obligation is an important factor when assessing the Company’s liquidity and capital resources. At the September 30, 2005 debt level, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $37.4 million at September 30, 2005 borrowing rates. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.3 million.

Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. In 2005, the Company expects to spend approximately $35 million on additions to property, plant and equipment and on a new, fully integrated information technology system that has been partially implemented at certain domestic operations. Implementation of the new information technology system began in the third quarter of 2004. At September 30, 2005, $8.0 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $67.0 million of unused borrowings capacity at September 30, 2005.
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
The Company’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with one of our customers, which has resulted in the sales of approximately $16.1 million of receivables during the three quarters ended September 30, 2005 of which $5.8 million would otherwise have been outstanding at September 30, 2005. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.
Net cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2005 was $38.3 million. Profits, before deducting depreciation and amortization, generated $43.9 million of cash. Receivables increased resulting in a $33.3 million use of cash. This increase was primarily due to higher sales in the third quarter of 2005 compared to the fourth quarter of 2004. The receivable change was partially offset by a $20.3 million increase in accounts payable. The increase in payables was due to extending payment timeframes with our suppliers and normal fluctuation in the timing of payments. Changes in all other assets and liabilities netted to a $6.2 million positive effect on cash. This $6.2 million includes a $6.4 million increase in accrued interest, most of which will be paid in the fourth quarter of 2005.

Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2005 and 2004 were $26.4 million and $28.6 million, respectively. Approximately $2.2 and $12.6 million, respectively, of the 2005 and 2004 capital expenditures were related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. The 2005 and 2004 amounts included $9.8 and $2.6 million, respectively, for the implementation of a new, fully integrated information technology system that has now been partially implemented at certain domestic operations. The new information system is designed to support financial reporting and operations.
Recent Accounting Pronouncements
In June 2005, the FASB issued FASB Staff Position No. 143-1 (“FSP 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 provides direction for the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as it relates to European Union Directive 2002/96/EC. This European Union Directive, among other things, defines the parties who are financially responsible for the proper disposal of certain electronic and electric appliances and equipment. FSP 143-1 was effective June 2005. The implementation of FSP 143-1 had an immaterial effect on the Company’s financial statements.
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
In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of September 30, 2005, we had one immaterial foreign currency contract outstanding. We do not engage in any speculative activities.
Interest Rate Risk
In connection with the Company’s senior credit facilities, the Company had interest rate swap agreements which expired in August 2005. These agreements effectively converted $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. On August 10, 2005, the Company entered into new interest rate swap agreements. These new agreements effectively convert $80 million of variable rate debt to fixed rate debt for the two years ending August 2007, and $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we will pay 4.4%, and will receive the then current LIBOR on $80 million through August 2007 and $40 million for the 12-month period ending August 2008.

We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If the variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.2 million of our annual net income and cash flow.
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

UNITED COMPONENTS, INC.

Date: November 10, 2005	By:	/s/ Charles T. Dickson

	Name:	Charles T. Dickson
	Title:	Chief Financial Officer