Form 10-K
period 2005-12-31
UNITED COMPONENTS INC
filed 2006-03-31
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The Registrant had 1,000 shares outstanding of its $0.01 par value common stock as of March 27, 2006, none of which were held by non-affiliates.
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
      We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management components, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 78% of our net sales in 2005 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. We continue to expand our product and service offerings to meet the changing needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of approximately 60,000 parts. We believe our breadth of product offering, in combination with our extensive manufacturing and distribution capabilities, product innovation and reputation for quality and service, are responsible for our ongoing leadership position in our market. We have established a network of manufacturing facilities, distribution centers and offices located in the United States, Europe, Mexico and China, with a global work force of approximately 6,200 employees as of December 31, 2005. In 2005, our net sales were $1,008.8 million.
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

The Acquisition and Ownership
      On June 20, 2003, we purchased the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which is the owner of 100% of the capital stock of Flexible Lamps, Ltd. and was the owner of Airtex Products Ltd.), Airtex Products S.A., Airtex Products, Inc., (currently Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S. A. de C.V., Automotive Accessory Co. Ltd and Airtex Products, LLC, predecessors to the entities that now own the assets of the Airtex business. We refer to this transaction as the “Acquisition.”
      The purchase price paid was $808 million, plus transaction fees. The Acquisition was financed through a combination of debt and $260 million in cash contributed to us as equity by our parent, UCI Acquisition Holdings, Inc. through contributions from Carlyle Partners III, L.P. and CP III Coinvestment, L.P. We are a wholly-owned subsidiary of UCI Acquisition Holdings, Inc. We and UCI Acquisition Holdings, Inc. are corporations formed at the direction of The Carlyle Group, which we refer to as Carlyle.
Pending Acquisition of ASC Industries, Inc.
      On March 9, 2006, the Company entered into a definitive agreement under which the Company will acquire all of the capital stock of ASC Industries, Inc. (“ASC”). The purchase price is approximately $155 million at closing, including the assumption of certain debt. The Company may also pay ASC stockholders an additional $4 million in purchase price following the acquisition, based upon the achievement of certain operational objectives. Completion of the transaction is subject to regulatory approval and other customary closing conditions. ASC is a manufacturer and distributor of water pumps, with 2005 revenue of $106 million.
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
      The North American vehicle parts industry is comprised of two main sales channels: OEM (Original Equipment Manufacturers) and the automotive aftermarket. While product sales for use by OEMs are one-time sales events, product sales in the aftermarket are of replacement products that are repeatedly purchased. Historically, the largest portion of our net sales has been to the aftermarket portion of the vehicle parts industry. According to the 2005/2006 AAIA Aftermarket Factbook, the U.S. automotive aftermarket (excluding tires) is large and fragmented with an estimated $172 billion of aggregate retail sales in 2004. The aftermarket can be further divided into three sub-channels: Retail, Traditional, and Original Equipment Service. The Retail channel primarily serves the Do-It-Yourself (DIY) market of end-users. The DIY group represented an estimated 20% of industry-wide aftermarket sales in 2004 and consists of consumers who prefer to do various repairs on their vehicles themselves. The Traditional channel primarily serves the Do-It-For-Me (DIFM) market of end-users. The DIFM group is comprised of warehouse distributors, wholesalers, and jobber stores who supply parts to the independent professional installers, repair shops, national installer/quick lube operations, service stations, and automotive dealerships who perform the work for the consumer. In 2004, the DIFM segment represented an estimated 80% of industry-wide aftermarket sales.

      According to data supplied by the 2005/2006 AAIA Aftermarket Factbook, the automotive aftermarket (excluding tires) had a compound annual growth rate of approximately 4.2% from 1995 through 2004. There are a number of factors that contributed to this growth of aftermarket sales, including:

Consumers are retaining their cars longer. According to R.L. Polk and Co., the median age for passenger cars has increased 82%, from 4.9 years in 1970 to 9.0 years in 2005. Because of the significant increase in new car sales in the late 1990s, a surge of vehicles entering the prime age for aftermarket maintenance began in 2004.

Increasing miles driven. The demand for the majority of our products is tied to the regular replacement cycle or the natural wearing cycle of a vehicle part based on actual miles driven. According to the 2005 AASA Automotive Aftermarket Status Report prepared by MEMA (Motor and Equipment Manufacturers Association), annual miles driven in the United States by all types of wheeled vehicles increased every year between 1970 and 2004 with the exception of the three years coinciding with the oil crises of 1974, 1979 and 1980. It also reports that from 1995 to 2004, the total miles driven for passenger cars and light trucks increased by 19.7%, with a compound annual growth rate of 1.8%. We believe this trend is likely to continue.

Increasing number of registrations. According to R.L. Polk and Co., the number of registered passenger cars and light trucks, or light vehicles, has increased by 27% since 1993. The 2005 Ward’s Automotive Facts and Figures book reports that the number of licensed drivers grew by 12% from 1994 to 2003. According to the 2004/2005 AAIA Aftermarket Factbook, the U.S. light vehicle market achieved the highest total sales on record with 17.4 million cars and light trucks sold in 2000. We believe the buildup in vehicle sales volumes between 1999 and 2002 will also drive the growth in the installed base of older vehicles over the next several years.

Shifting vehicle mix. The number of light vehicles in use has increased over the past ten years, primarily due to growing consumer interest in pickup trucks and sport utility vehicles, or SUVs. According to data reported in the 2005 Ward’s Automotive Facts and Figures book, from 1995 to 2004, the number of light trucks in use grew annually by 3.1%, compared to a 0.75% annual increase in passenger cars in use during the same period. In 2004, 58% of total light vehicles in operation were passenger cars, down from 64% in 1995. As reported in the 2005/2006 AAIA Factbook, light trucks began outselling passenger cars in 2002. In 2004, light trucks accounted for 53% of all new light vehicle sales. These trends are significant as light truck parts are generally more expensive than the parts for passenger cars.
Our Strategy
      Our strategic objective is to maximize our return on invested capital by using our strong market position, our breadth of product offering and our strong customer relationships to take advantage of the increasing demand for vehicle replacement parts.
      Focus on Operating Efficiency. We have pursued, and will continue to pursue, opportunities to optimize our resources and reduce costs. We continually evaluate our manufacturing footprint and distribution network to identify opportunities for consolidations and other operating efficiencies.
      In 2005, we completed our implementation of a two-year capital investment program at our filtration production operations, which was designed to expand capacity and reduce manufacturing costs by focusing on lean manufacturing techniques and automation. This project consolidated the operations at two facilities and added new, high-speed assembly lines for our filtration manufacturing processes. These investments added significant production capacity and have significantly reduced the labor content involved in assembly, which generated substantial cost savings.
      Another of our strategic initiatives was the consolidation of the manufacturing operations in our fuel and cooling systems business. This project, which was completed in the first half of 2005, reduced the number of manufacturing facilities in this business from five to two. This consolidation is the result of our focus on lean manufacturing techniques and creating available manufacturing space through inventory reduction.

      In early 2005, we completed the consolidation of our distribution network from 25 facilities to 12. This consolidation simplifies our product flow from manufacture to customer and helps to reduce the amount of duplicate inventory historically stored in multiple locations.
      In the second half of 2005, we re-engineered the production planning process at a major manufacturing location and have made substantial progress doing the same at a second major manufacturing location. With these process improvements we will be able to control labor costs, achieve inventory reductions, and improve product fill rates to our customers.
      Our final strategic operating initiative is the centralization of our procurement activities. Through this initiative we have made significant progress toward using best practices throughout our purchasing process, and we will be able to leverage the buying power of the Company as a whole. We are also reducing the number of suppliers we use and have increased the percentage of our purchases from foreign sources. These changes achieved positive results in our cost of sales in 2005 and 2004. We expect to achieve additional positive results in 2006.
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
      Expand our Products and Markets Served. We have begun expansion into several fast-growing product lines that we believe offer substantial growth opportunities, such as filtration products for the heavy-duty channel and fuel pump assemblies for the aftermarket. We are also pursuing the growth of our business in the Mexican aftermarket. According to the 2005/2006 AAIA Aftermarket Factbook, Mexico has an increasingly large number of vehicles that are older on average than those in the United States, which we believe will result in an increased demand for replacement products. We currently have three manufacturing facilities in Mexico, and we intend to use the Mexican market as an entry point into Central and South America, where countries including Brazil, Chile, and Venezuela may become targets for selective expansion.
Our Products
      We have an extensive product offering made up of approximately 60,000 parts, which fall into three primary categories: filtration products (oil, air and fuel filters), fuel and cooling systems (fuel pumps, fuel pump assemblies and water pumps), and engine, driveline and lighting systems (engine management components, drive shafts and u-joints, lighting systems and specialty distribution services).

	Percent of Net Sales

Products	2005	2004	2003	Description

Filtration Products	37%	36%	36%	Oil, air, fuel, hydraulic, transmission, cabin air and industrial filters
Fuel and Cooling Systems	30	33	33	Mechanical fuel pumps, electric fuel pumps, fuel pump assemblies and fuel pump strainers, water pumps, water outlets and fan clutches
Engine, Driveline and Lighting Systems	33	31	31	Engine management components, universal joints, driveshafts and components, CV joints and signal lighting equipment

	100%	100%	100%

Filtration Products
      We are a leading designer and manufacturer of a broad range of filtration products for the automotive, trucking, construction, mining, agriculture and marine industries, as well as other industrial markets. We distribute into both the original equipment manufacturer and the aftermarket channels. Our primary aftermarket competitors include Honeywell Consumer Products Group (FRAM), Bosch/ Mann+Hummel (Purolator), and The Affinia Group (Wix). Our primary heavy duty competitors include Cummins, Donaldson and Clarcor.
      We are one of the leading global manufacturers of private label filter products. Our filtration product offering consists of approximately 4,000 parts and includes oil filters, air filters, fuel filters, transmission filters, cabin air filters, PCV valves, hydraulic filters, fuel dispensing filters and fuel/water separators. Filtration products comprised approximately 37% of UCI’s net sales in 2005. The table below summarizes our filtration products.

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

Fuel and Cooling Systems
      We design and manufacture a broad range of fuel and cooling systems. Our fuel and cooling systems are distributed to both the OEM and the aftermarket under the Airtex and Master Parts brand names and some private labels. Our primary fuel pump competitor is Federal-Mogul (Carter). Our primary water pump competitors are ASC Industries, Inc. and GMB North America, Inc. The table below summarizes our fuel and cooling system products.

Products	Description

Fuel Pumps	Serve the essential role of moving fuel from the fuel tank into the engine, with approximately 850 fuel pumps for carbureted and fuel-injected applications.
Fuel Pump Assemblies	Provide for easier, and therefore faster, installation and allow the technician to charge a similar fee for a repair that is less time-intensive than replacing an individual fuel pump. We manufacture all three types of in-tank assemblies: hangers, senders and modules with approximately 400 in-tank fuel pump assemblies.
Water Pumps	Serve the essential role of dissipating excess heat from the engine with approximately 1,300 distinct types of water pumps.
Other	Includes fuel pump strainers, fan clutches and water outlets with a selection of approximately 850 other part numbers.

Engine, Driveline and Lighting Systems
      Four of our wholly-owned subsidiaries, Wells Manufacturing, Neapco, Flexible Lamps and Pioneer, supply products that we describe as our engine, driveline and lighting systems. These businesses consist of four broad product lines, which include engine management systems, driveline products, lighting systems and specialty distribution. U.S. sales account for approximately 80% of our engine, driveline and lighting systems revenues, while international sales constitute the remaining 20%. Approximately 85% of the 2005 sales outside of the U.S. were made in Europe, while the balance of the sales were predominantly made in Canada and Mexico.
      We believe that we have one of the industry’s most comprehensive lines of highly engineered engine management system components, commercial lighting systems and driveline components for use in a broad range of vehicle platforms. Additionally, our engine, driveline and lighting systems offerings allow us to distribute specialty or “hard-to-find” products to the aftermarket and OEM channels. Primary competitors for engine management products include Standard Motor Products, AC Delco, Delphi, and Bosch. Primary competitors for driveline components include Federal-Mogul (Precision) and GMB. Lighting systems primary competitors are concentrated among a select number of large, multi-product automotive suppliers and several smaller manufacturers that focus primarily on lighting products. Specialty distribution primary competitors include Anchor, ATP and R&B. The following table summarizes our engine, driveline and lighting systems products.

Products	Description

Engine Management Components	Engine management components include distributor caps and rotors, ignition coils, electronic controls, sensors, emissions components, solenoids, switches, voltage regulators and wire sets. These products are primarily used to regulate the ignition, emissions and fuel management functions of the engine and determine vehicle performance. Replacement rates for these products are higher for vehicles that have reached the primary repair age range of 6 to 12 years old. Our product offering in this category consists of approximately 26,000 part numbers.
Driveline Components	These components include universal joints; automotive, agricultural and specialty drive shafts and components; heavy-duty drive shafts and components; CV joints and boot kits and small vehicle CV half shafts. These products are used in vehicles to transfer power or to propel equipment. Replacement rates for these components are more common for vehicles greater than 10 years old. Our product offering in this category consists of approximately 6,000 part numbers.
Lighting Systems	Signal lighting products are used in commercial vehicle applications such as trucks, trailers, agricultural tractors, vans, utility and off-road vehicles, construction machinery, agricultural trailers, horseboxes and buses. Our product offering in this category consists of approximately 2,000 part numbers.
Specialty Distribution	Our specialty distribution business distributes hard-to-find products in categories such as engine, power train, mounts, clutch and clutch bearings and bushings, high performance and shop supplies. Our product offering in this category consists of approximately 21,000 part numbers.
Our Sales Channels and Customers
      Our sales are diversified between the automotive aftermarket (consisting of the retail, traditional, installer, OES, and heavy-duty channels of distribution) and OEM channels, which enables us to capture demand throughout the life cycle of the vehicle. In the early part of a vehicle’s life, the OES channel services a significant percentage of aftermarket vehicle maintenance and repair volume. However, as vehicles age and their warranties expire, consumers increasingly rely on the retail or traditional channels for vehicle maintenance.

      The following table outlines our 2005 net sales by percentage to each sales channel:
2005 Net Sales By Sales Channel

Retail	30%
Traditional	19
Installer	8
Heavy-duty Traditional	11
OES	10
Auto OEM	6
RV OEM	3
Truck/ Trailer OEM	9
Other	4

Total net sales	100%

The Automotive Aftermarket
      We estimate that about 78% of our net sales in 2005 were to the aftermarket, which is subdivided into five primary channels: retail, traditional, installer, heavy duty, and original equipment service.
      The retail channel represented approximately 30% of our net sales in 2005. The retail channel is our largest channel and has historically provided us with a steadily increasing revenue stream. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality and customer service make us increasingly valuable to these customers. One of our longest standing customers is AutoZone, which we have been supplying since the opening of their first store in 1979. We believe that we are one of the few suppliers in the industry that can provide AutoZone with the levels of quality, customer service and product breadth that AutoZone requires, which is substantiated by our receipt of multiple awards from AutoZone since 1994. Awards from other customers include Automotive Parts Associates Preferred Vendor of the Year 2003, Advance Auto Parts Vendor of the Year 2002, National Pronto Supplier of the Year 2005 & 1998, and CARQUEST Vendor of the Year 2005.
      The traditional distribution channel is composed of established warehouses and represented approximately 19% of our net sales in 2005. The traditional channel is important to us because it is the primary source of products for professional mechanics, or the DIFM market. We have many longstanding relationships with leading customers in the traditional channel, such as CARQUEST and NAPA, for whom we have manufactured products for over 20 years. We believe that our strong position in this channel allows us to capitalize on the growth of the traditional channel within the aftermarket. We believe that professional mechanics place a premium on the quality of a product, and unlike the retailer and installer channels, end users in this channel require manufacturers to provide a high level of individual customer service, including field support and product breadth and depth.
      The installer channel represented approximately 8% of our net sales in 2005 and includes quick lubes, tire dealers and full service gas stations. Almost all of our sales into this channel consist of filtration products, which are supplied to the national and regional service chains through distributors such as Valvoline and Mighty. We believe the installer channel is a growth area for our filtration products, because consumers increasingly prefer to have professionals maintain their vehicles as vehicles become increasingly complex. This channel requires just-in-time availability, ability to meet competitive price points, and product breadth and depth.
      We believe the large and highly fragmented heavy-duty channel, which accounted for approximately 11% of our net sales in 2005, provides us with one of our best opportunities for growth. We believe heavy-duty truck owners tend to be less price-sensitive and more diligent about maintenance of their vehicles than vehicle owners in other markets, as idle vehicles typically represent lost revenue potential for heavy-duty truck owners.

As a result, we believe that heavy-duty trucks are more likely to have consistent routine maintenance performed with high quality parts. We believe we have developed a well-recognized brand presence in this channel through our Luber-finer brand of filtration products.
      The OES channel is comprised of a diverse mix of dealership service bays in the automotive, truck, motorcycle and watercraft vehicle markets, and represented approximately 10% of our net sales in 2005. In 2005 a substantial majority of our OES net sales were derived from sales of filtration products. Our position in this channel allows us to capitalize on vehicle maintenance in the early years of a vehicle’s life, when the vehicle is under warranty and the consumer typically returns to the dealer for routine maintenance. Our most significant OES channel customers include service parts operations associated with companies such as GM, Ford and DaimlerChrysler.

Original Equipment Manufacturers
      Although the OEM channel comprised less than 20% of our net sales in 2005, it is an important sales channel to us because OEM affiliations have a direct impact on our aftermarket credibility. We believe aftermarket customers show a preference for products that were utilized in original equipment. We sell products to a diverse mix of OEMs, enabling us to capitalize on a number of different opportunities and market shifts. Our OEM products are sold to end users within each of the following categories:

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

Customers
      As of December 31, 2005, we distributed our products primarily in North America and Europe to approximately 9,000 customers across several sales channels, including the retail, traditional, installer, and OES aftermarket channels and OEMs of automotive, trucking, agricultural, marine, mining and construction equipment. See Note P to the financial statements included in this Form 10-K for financial information by geographic area. We have maintained longstanding relationships with our customers and have been servicing many for well over a decade. Some of our most significant customers include AutoZone, GM, CARQUEST, Ford, Valvoline and Advance Auto Parts. Sales to AutoZone were approximately 20% and 22% of our total net sales in 2005 and 2004, respectively. Over the last few years, we believe several customers transitioned to us as a result of their need for improved product quality and service. The following table provides a description of the various sales channels to which we supply our products.

Sales Channel	Description	Examples

Retail	Retail stores, including national chains, that sell replacement parts to consumers that do their own vehicle maintenance, referred to as “do-it-yourselfers” or DIY	AutoZone, Advance Auto Parts, CSK, O’Reilly Auto Parts
Traditional	Traditional distribution channel composed of established warehouses that are the primary source of products for professional mechanics, referred to as “do-it-for-me” or DIFM	CARQUEST, NAPA, Federated, Automotive Distribution Network, Aftermarket Auto Parts Alliance
Installer	Supplies the national and regional service chains through distributors, many of which sell products under their own proprietary labels	Valvoline, Mighty, Service Champ, Firestone
OES	Original equipment service market includes service bays at automotive and heavy-duty dealerships serving the aftermarket. Usually set up as a service organization under the original equipment manufacturers, for example the GM Service Parts Organization	Ford, GM
OEM	Original equipment manufacturers consist of the companies that manufacture vehicles	Ford, GM, DaimlerChrysler
Heavy Duty	Products supplied either to OEMs or in the aftermarket for use in class 6, 7 and 8 trucks and other large vehicles	Freightliner, Caterpillar
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
Suppliers and Raw Materials
      We purchase various components and raw materials for use in our manufacturing processes. We also purchase finished parts for resale. In 2005, we sourced purchases from approximately 1,200 suppliers. One of our primary raw materials is steel, for which global demand has been high since early in 2004, resulting in price increases and/or surcharges. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for steel. The other primary raw materials that we use include brass, iron, rubber, resins, plastic, paper and packaging material, each of which is available in sufficient quantities from numerous sources. We have not historically experienced any shortages of these items.
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
Employees
      As of December 31, 2005, we had approximately 6,200 employees and several different union affiliations and collective bargaining agreements across our businesses, representing approximately 21% of our workforce. Management considers our labor relations to be good and our labor rates competitive. Since 1984, we have had two minor work stoppages, one a short-term stoppage in April 1997 at one of our smaller plants, which is located in Pottstown, Pennsylvania and the other, a three-day work stoppage at a Fairfield, Illinois plant in August 2004. The 2004 work stoppage did not result in any material change in capacity or operations at the plant or the business as a whole.
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
      We have been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the amounts accrued at December 31, 2005 by a material amount, if at all.

ITEM 1A.	RISK FACTORS
      Prospective investors should carefully consider, among other factors, the material risks described below. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Our relationship with AutoZone creates risks associated with a concentrated net sales source.
      We generate a large percentage of our sales from our business with AutoZone, but we cannot assure you that AutoZone will continue to purchase from us. Sales to AutoZone accounted for approximately 20% and 22% of our total net sales in fiscal 2005 and 2004, respectively. Several of our competitors are likely to pursue business opportunities with this customer and threaten our current position. If we fail to maintain this relationship, our net sales will be significantly diminished. Even if we maintain our relationship, our net sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Any change in the terms of our sales to this customer could have a material impact on our financial position and results of operations. Any changes could, for example, result in an increase in the time it takes for us to record net sales and collect on receivables.

If the automotive aftermarket adopts expansive return policies or practices such as extended payment terms or pay-on-scan programs, our cash flow and results of operations could be harmed.
      We are subject to returns from customers, some of which may manage their excess inventory through returns. Arrangements with customers typically include provisions that permit them to return specified levels of their purchases. Returns have historically represented approximately 0.6% of our sales. If returns from our customers significantly increase, our profitability may be adversely affected. In addition, some customers in the automotive aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms and pay-on-scan programs. Under pay-on-scan programs, we would not record a sale until our customer sells our product and our receipt of payment for such sales would typically be delayed for a specified period after the sale was made. If the pay-on-scan program or a similar program is pursued by other customers, we may be asked to participate in such programs with our customers or extend more favorable terms to them. If this were to occur, our net sales and cash flow may be adversely affected.

Our substantial indebtedness could adversely affect our financial condition by limiting our available cash and our access to additional capital.
      We have a significant amount of indebtedness. As of December 31, 2005, our total indebtedness was $447 million, and we had $67 million unused borrowing capacities under our revolving credit facilities. Our substantial indebtedness could have important consequences for us. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors with less indebtedness; and

•	limit our ability to borrow additional funds.
      In addition, the indenture governing our outstanding senior subordinated notes and our senior credit facilities contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default, which if not cured or waived, could result in the acceleration of all of our indebtedness.

To service our indebtedness, we require a significant amount of cash.
      Our cash interest expense for 2005 was $34.7 million. Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing and we may be unable to obtain financing on terms that are acceptable to us or at all. Without such financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances.
      Our senior credit facilities and our obligations under our outstanding senior subordinated notes limit our ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, our senior credit facilities are secured by substantially all of our assets. Therefore, we may not be able to sell our assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.

Despite our indebtedness levels, we and our subsidiaries may still be able to incur substantially more indebtedness, which would exacerbate the risks associated with our substantial leverage.
      We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing our outstanding senior subordinated notes do not fully prohibit us or our subsidiaries from doing so. At December 31, 2005, there was $67 million of unused borrowing capacity under our existing senior credit facilities that is available to us for additional borrowings. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we and they face would be magnified. In addition, the indenture governing our outstanding senior subordinated notes does not prevent us from incurring obligations that do not constitute indebtedness.

Restrictive covenants in our senior credit facilities and the indenture governing our outstanding senior subordinated notes may restrict our ability to pursue our business strategies.
      Our senior credit facilities and the indenture governing our outstanding senior subordinated notes limit our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our parent and its affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.
      In addition, as of the end of any given quarter, our senior credit facilities require us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, covering the previous four quarters, through the term of the senior credit facilities. At December 31, 2005, we were required to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio of 4.90 to 1 and 2.50 to 1, respectively, for 2005. These ratio requirements change quarterly under the terms of our senior credit facilities. We believe that it is likely we will be able to maintain these required ratios for the foreseeable future. If we default under the senior credit facilities, the lenders under the senior credit facilities could require immediate repayment of the entire principal outstanding under such facilities. Such an acceleration would also trigger a default under the indenture governing our outstanding senior subordinated notes.

Our lean manufacturing and other cost saving plans may not be effective.
      Since our formation, our operations strategy has included goals such as improvement of inventory management and customer delivery, plant and distribution facility consolidation and the integration of back office functions across our businesses. While we have and will continue to implement this strategy, there can be no assurance that we will be able to do so successfully or that these and other cost saving plans will result in reducing our expenses. If we are unable to realize these anticipated cost reductions, our financial health may be adversely affected. Moreover, our continued implementation of cost saving plans and facilities integration may disrupt our operations and performance.

It may be difficult for us to recruit and retain the types of highly-skilled employees we need to remain competitive.
      Our continued success will also depend on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for persons in our industry is intense and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers and retain existing customers, develop new products and provide acceptable levels of customer service could suffer. We have entered into employment agreements with certain of our key personnel. However, we cannot assure you that these individuals will stay with us. If any of these persons were to leave our Company, it could be difficult to replace him or her, and our business could be harmed.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, either of which could negatively impact the profitability of our business.
      As of December 31, 2005, we had approximately 6,200 employees and we were a party to several different union affiliations and collective bargaining agreements across our businesses, representing approximately 21% of our workforce. We consider our labor relations to be good and labor rates competitive. Other than a three-day work stoppage at a Fairfield, Illinois plant in August 2004 and a short-term stoppage in April 1997 at one of our smaller plants, which is located in Pottstown, Pennsylvania, we have not had a labor stoppage since 1984. Although we believe that our relations with our employees are currently good, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their other suppliers could result in slowdowns or closings of assembly plants that use our products. Organizations responsible for shipping our products may also be impacted by occasional strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

We are subject to increasing pricing pressure from import activity, particularly from China.
      Price competition from automotive aftermarket manufacturers particularly based in China and other locations with lower production costs have historically played a role and may play an increasing role in the aftermarket channels in which we compete. Pricing pressures have historically been more prevalent with respect to our filters and water pump products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, they are expanding their manufacturing capabilities to produce a broad range of lower cost, higher quality products and provide an expanded product offering. In the future, competitors in Asia may be able to effectively compete in our premium markets and produce a wider range of products, which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.

As a supplier to the automotive industry, we face certain risks due to the nature of the automotive business.
      As a supplier of automotive products, our sales and our profitability could be negatively impacted by changes in the operations, products, business models, part-sourcing requirements, financial condition, market share or consumer financing and rebate programs of our automotive customers. In addition, demand for our automotive products is linked to consumer demand for automobiles, which may be adversely impacted by the continuing uncertain economic environment.

Increased crude oil and energy prices could reduce global demand for and use of automobiles and increase our costs, which could have an adverse effect on our profitability.
      Material increases in the price of crude oil have, historically, been a contributing factor to the periodic reduction in the global demand for and use of automobiles. A significant increase in the price of crude oil could reduce global demand for and use of automobiles and shift customer demand away from larger cars and light trucks (including SUVs), which we believe have more frequent replacement intervals for our products, which could have an adverse effect on our profitability. Further, as higher gasoline prices result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations could be impacted.

We could face considerable business and financial risk in implementing our acquisition strategy.
      In order to position ourselves to take advantage of growth opportunities, we intend to consider making strategic acquisitions that involve significant risks and uncertainties. In this regard, we have recently announced that we have entered into a definitive agreement to purchase the capital stock of water pump manufacturer ASC Industries, Inc., subject to regulatory approval and other customary closing conditions. The risks and uncertainties involved in these strategic acquisitions include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) the potential loss of key employees of the acquired businesses; (4) the risk of diverting the attention of senior management from our operations; (5) risks associated with integrating financial reporting and internal control systems; (6) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (7) future impairments of goodwill of an acquired business.

Environmental regulations may impose significant environmental compliance costs and liabilities on us.
      We are subject to many environmental laws and regulations. Compliance with these laws and regulations is costly. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental laws and regulations. Moreover, if these environmental laws and regulations become more stringent or more stringently enforced in the future, we could incur additional costs. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.
      Some environmental laws and regulations impose liability for contamination on present and former owners, operators or users of facilities and sites without regard to causation or knowledge of contamination. We have been identified as a potentially responsible party for contamination at two sites, for which management believes it has made adequate reserves. See Item 1. “Business — Environmental and Health and Safety Matters.” In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

We could face potential product liability claims relating to products we manufacture or distribute.
      We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, our business depends on the strong brand reputation we have developed. In the event that this reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which could negatively impact our net sales and profitability.

Increases in our raw materials costs or the loss of a number of our suppliers could adversely affect our financial health.
      We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into contracts for certain commodities purchases. One of our primary raw materials is steel, for which global demand has been high and for which we have been required to pay significantly higher prices since early in 2004. While we currently maintain alternative sources for steel and other raw materials, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of certain raw materials, including resins and steel. We cannot assure you that we will be successful in passing on these attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into purchasing contracts for commodities, our business operations could be disrupted or our profitability could be adversely impacted.

We face competition in our markets.
      We operate in some very competitive markets, and we compete against numerous different types of businesses. In the OEM sales channel, some of our competitors have achieved substantially more market penetration in many of the product lines which we offer. Although we have significant market positions in each of our primary lines within the aftermarket, we cannot assure you that we will be able to maintain our current market share. Competition in our business lines is based on a number of considerations, including product performance, quality of client service and support, timely delivery and price. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, working capital, customer service and support, marketing and our distribution networks. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve. As a result of competition, we have experienced pricing pressure in some of our businesses. There can be no guarantee that this downward price pressure will not continue, and we may be forced to adjust the prices of some of our products to stay competitive, or not compete at all in some markets, possibly giving rise to revenue loss.

If we are unable to meet future capital requirements, our business may be adversely affected.
      We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow our businesses, we may have to incur capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior credit facilities. However, our senior credit facilities contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our net sales and profitability.

The introduction of new and improved products and services poses a potential threat to the aftermarket for automotive parts.
      Improvements in technology and product quality are extending the longevity of automotive parts and delaying aftermarket sales. In particular, in our oil filter business the introduction of oil change indicators and the use of synthetic motor oils may extend oil filter replacement cycles. The introduction of electric, fuel cell and hybrid automobiles may pose a long-term risk to our business because these vehicles are unlikely to utilize many of our primary product lines. The introduction of new and improved service initiatives by OEMs also poses a risk to our market share in the vehicle replacement parts market. In particular, we face market share risk from general automakers, which have introduced increased warranty and maintenance service initiatives, which are gaining popularity. These service initiatives have the potential to decrease the demand on aftermarket sales of our products in the traditional and retail sales channels.

We are subject to risks associated with changing manufacturing techniques, which could place us at a competitive disadvantage.
      The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs in the industries we serve and want to serve. Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise. If we fail to meet these requirements, our business could be at risk. We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:

•	product quality;

•	technical expertise and development capability;

•	new product innovation;

•	reliability and timeliness of delivery;

•	price competitiveness;

•	product design capability;

•	manufacturing expertise;

•	operational flexibility;

•	customer service; and

•	overall management.
      Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria. We cannot assure you that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses. Furthermore, we cannot assure you that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

Our international operations are subject to uncertainties that could affect our operating results.
      Our business is subject to certain risks associated with doing business internationally. The net sales of our foreign subsidiaries represented 12% of our total net sales for 2005. In addition, we operate 9 manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	fluctuations in currency exchange rates;

•	geopolitical instability;

•	exchange controls;

•	compliance with U.S. Department of Commerce export controls;

•	tariffs or other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	interest rates;

•	unexpected changes in regulatory requirements;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act.
      As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Our intellectual property may be misappropriated or subject to claims of infringement.
      We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements. We cannot assure you that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe or challenge our intellectual property rights. We also may rely on unpatented proprietary technology. It is possible that our competitors will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to maintain the confidentiality of our trade secrets and proprietary information. We cannot assure you that these measures will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability. In addition, from time to time, we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including with respect to some of our more profitable products.

We are controlled by Carlyle, whose interests in our business may be different than yours.
      Carlyle Partners III, L.P. and CP III Coinvestment, L.P., both of which are affiliates of Carlyle, own 98.6% of our parent’s equity and are able to control our affairs in all cases. Our entire board has been designated by the affiliates of Carlyle and a majority of the board is associated with Carlyle. In addition, the affiliates of Carlyle control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The interests of Carlyle and its affiliates could conflict with yours. In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      We currently maintain 23 manufacturing facilities, 18 of which are located in North America and five in Europe. In addition, we maintain 12 distribution and warehouse facilities. Each of the facilities listed below as “owned” and located in the United States is subject to a first priority security interest under our senior credit facilities. Listed below are the locations of our principal manufacturing facilities:

Product		Owned/	Square
Category	Location	Leased	Footage	Products Manufactured

Filtration Products	Albion, Illinois I	Owned	334,241	Spin-on Oil Filters; Heavy-duty Lube Filters; Micro Glass Elements
	Albion, Illinois II	Owned	50,879	Spin-on Oil Filters
	Albion, Illinois III	Owned	49,672	Heavy-duty Lube Units
	Albion, Illinois IV	Owned	101,788	Heavy-duty Air Filters; Radial Air Filters; Automotive Conical and Radial Air Filters; Plastisol Panel Air Filters
	Shelby Township, Michigan	Leased	31,694	Auto Fuel Filters
	West Salem, Illinois	Owned	195,793	Heavy-duty Lube Filters; Spin-on Oil Filters
	York, South Carolina	Owned	187,570	Auto Spin-on Oil Filters
	Saltillo, Mexico	Owned	205,070	Auto Spin-on Oil Filters; Panel Air Filters; Fuel Filters; Elements Lube/ Fuel; Round Air Filters
	Mansfield Park, United Kingdom	Leased	107,116	Radial Seal Air Filters; Poly Panel Air Filters; Heavy-duty Air Filters; Dust Collection Filters

Product		Owned/	Square
Category	Location	Leased	Footage	Products Manufactured

Fuel and Cooling Systems	Fairfield, Illinois I	Owned	148,067	Plating, Heat Treat and Welding Fuel Pump Components
	Fairfield, Illinois II	Owned	418,811	Electric Fuel Pump Assemblies and Components; Mechanical Fuel Pumps and Components; Water Pump Assemblies Components
	Marked Tree, Arkansas	Owned	287,000	Water Pump Components; Electric and Mechanical Fuel Pump Components; Plastic Moldings; Water Pump Assemblies
	Zaragoza, Spain	Owned	34,408	Water Pump Components; Water Pump Assemblies
	Winnipeg, Canada	Owned	29,838	Electric and Mechanical Fuel Pumps; Electric and Mechanical Fuel Pump Assemblies
	Puebla, Mexico	Owned	118,299	Gray Iron Foundry Castings; Water Pump Seal Assemblies; Water Outlets; Water Pump Assemblies and Components
Engine, Driveline and Lighting Systems	Reynosa, Mexico	Owned	107,500	Coils; Distributor Caps and Rotors; Sensors; Solenoids; Switches and Wire Sets; Automotive Universal Joints; Fuel and Cooling Systems
	Pottstown, Pennsylvania	Owned	215,000	Automotive; Agricultural and Specialty Driveshafts; Heavy-duty Driveshafts and Components; Heavy-duty Universal Joints
	Beatrice, Nebraska	Owned	170,000	CV Joints and Boot Kits; CV Halfshafts; Automotive Universal Joints
	Fond du Lac, Wisconsin I	Owned	187,750	Distributor Caps and Rotors; Components
	Fond du Lac, Wisconsin II	Owned	36,000	Electronic Controls; Sensors; Voltage Regulators
	Essex, United Kingdom I	Owned	75,100	Rubber and Plastic Moldings; Plasma Coated Components; Finished Lamps; Reflectors
	Essex, United Kingdom II	Owned	68,000	Phasa Machinery
	Suffolk, United Kingdom	Owned	40,000	Plastic Moldings; Wiring Harness; Finished Lamps; Junction Boxes; Trailer Connections

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information
      No trading market for our common stock currently exists.

(b)	Holders
      As of March 27, 2006, our parent, UCI Acquisition Holdings, Inc. was the sole holder of our common stock.

(c)	Dividends
      We did not pay dividends in the period from the date of our incorporation on April 16, 2003 through December 31, 2005 on our common stock. It is our current policy to retain earnings to repay debt and finance our operations. In addition, our credit facility and indenture significantly restrict the payment of dividends on common stock.

(d)	Securities Authorized for Issuance under Equity Compensation Plans
      None of our securities are offered under any compensation plans. For a description of the stock option plan granting options for the purchase of securities of our parent, see Item 11. “Executive Compensation.”

(e)	Recent Sales of Unregistered Securities
      None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
      Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA
      United Components, Inc. was formed in connection with the Acquisition. The financial statements included in this Annual Report on Form 10-K (“Form 10-K”) are the combined financial statements of the vehicle parts businesses of UIS before the Acquisition and the consolidated financial statements of United Components, Inc. after the Acquisition. The financial data presented below for periods prior to the Acquisition are referred to as “Predecessor Company Combined,” and the financial data for periods after the Acquisition are referred to as “UCI Consolidated.” The selected financial data have been derived from the Company’s financial statements. The financial data as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 have been derived from the audited financial statements included in this Form 10-K. We derived the balance sheet data as of December 31, 2003, 2002, and 2001 and the statement of income data for the 2002 and 2001 years from audited financial statements that are not included herein. The data for the periods from June 21, 2003 to March 31, 2004 are based on a preliminary allocation of the Acquisition purchase price. Data for periods after March 31, 2004 are based on the final allocation of the Acquisition purchase price.

	UCI Consolidated			Predecessor Company Combined

			June 21,	Jan. 1,
	Year	Year	2003	2003	Year	Year
	Ended	Endedo	through	through	Ended	Ended
	Dec. 31,	Dec. 31,	Dec. 31,	June 20,	Dec. 31,	Dec. 31,
	2005	2004	2003	2003	2002	2001

	(In millions)
Statement of Income Data:
Net sales	$1,008.8	$1026.7	$506.8	$452.5	$923.0	$857.2
Cost of sales	823.9	813.9	433.3	378.2	715.7	679.9

Gross profit	184.9	212.8	73.5	74.3	207.3	177.3

Operating expenses:
Selling and warehousing	73.0	72.8	34.2	33.6	67.9	65.4
General and administrative	47.0	44.0	21.8	18.9	34.5	33.9
Amortization of acquired intangible assets(1)	5.9	6.8	3.2	0.1	0.7	0.9
Asset impairments and other costs(2)	21.5	—	—	—	—	—

Total operating expenses	147.4	123.6	59.2	52.6	103.1	100.2

Operating income	37.5	89.2	14.3	21.7	104.2	77.1
Interest (expense) income, net	(36.5)	(36.0)	(26.3)	1.4	4.3	5.3
Other (expense) income, net	(3.1)	(1.3)	(1.0)	(0.4)	(0.5)	0.7

(Loss) income before income taxes	(2.1)	51.9	(13.0)	22.7	108.0	83.1
Income taxes (benefits)	2.4	21.1	(4.2)	0.9	4.4	3.3

Net (loss) income	$(4.5)	$30.8	$(8.8)	$21.8	$103.6	$79.8

Pro forma net income, adjusted only for change in tax filing status(3)				$14.2	$67.7	$50.6

Balance Sheet Data:
Cash and cash equivalents	$26.2	$11.3	$46.1		$28.4	$19.7
Working capital	311.2	308.0	330.7		373.6	329.7
Total assets	984.8	966.9	969.9		684.5	620.7
Debt (including current maturities)	442.5	458.2	522.3		2.9	1.1
Total shareholder’s equity	280.3	287.9	254.1		568.0	521.5
Other Data:
Net cash provided by operating activities	$62.8	$78.4	$113.5	$23.9	$93.7	$124.7
Net cash used in investing activities	(31.8)	(50.8)	(837.9)	(21.2)	(45.1)	(23.3)
Net cash (used in) provided by financing activities	(15.7)	(63.0)	766.0	(28.1)	(41.0)	(91.3)

(1)	As of January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we stopped amortizing goodwill. If we omitted the amortization of goodwill in 2001, net income would increase by $0.6 million.

(2)	Includes charges related to the impairment of a trademark, a software asset, property and equipment of a foreign subsidiary, and the abandonment of a foreign operation. See Note C to the financial statements included in this Form 10-K.

(3)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. Consequently, the historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and L to the financial statements included in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” section of this Form 10-K.
Overview
      Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 78% of our net sales in 2005 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. As discussed in more detail in Item 1, the aftermarket has grown, and we believe that, while growth rates may vary, it will generally continue to grow. We believe we are well positioned to participate in that growth.
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
      We believe we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of approximately 60,000 parts. We believe our breadth of product offering is a key competitive advantage. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our markets.
      However, it is also important to note that in 2005, 20% and in 2004, 22% of our total net sales were derived from our business with AutoZone, and our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. In the first quarter of 2005, we transitioned one product line to an AutoZone program called Pay-on-Scan. Under this program, we retain title to the product at AutoZone locations, and we record sales for the product when an AutoZone customer purchases it. As part of this transition, we bought back an immaterial amount of our products from AutoZone and will resell the product to AutoZone under the Pay-on-Scan program. We do not expect the transition to the Pay-on-Scan program for this product line to have a material impact on our financial condition or results of operations. We currently have no agreement to expand the Pay-on-Scan program beyond the single product line. AutoZone may in the future, however, request that we transition additional products to the Pay-on-Scan program. Any such transition or other change in the terms of sale to this customer could result in, among other things, an increase in the time it takes for us to record sales or collect on receivables, which could have a material impact on our financial condition or results of operations. AutoZone has publicly announced its intent to transition a significant percentage of its purchases from suppliers to the Pay-on-Scan program.
      Cost of Sales. Cost of sales includes all costs of manufacturing required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs (including pension, postretirement and other fringe benefits), supplies, utilities, freight, depreciation, insurance, information technology costs and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell. The two largest components of our cost of sales are labor and steel. Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI price increases, adversely affected pretax income by approximately $3.0 million in 2004, compared to steel prices as of the end of 2003. The higher cost of steel, net of the Company’s price increases, has also resulted in approximately $4.5 million lower pretax income in 2005, compared to 2004. In 2006, the impact of steel costs, net of the Company’s price increases, is forecasted to be comparable to 2005. This forecast is based on assumptions regarding the future cost of steel and the Company’s ability to increase selling prices on products with high steel content. Actual events could vary significantly from the Company’s assumptions. Consequently, the actual effect of higher steel costs could be significantly different than the Company’s forecast.
      Results for 2005, 2004 and 2003 were materially impacted by several one-time cost adjustments. 2003 was also impacted by non-cash Acquisition-related charges. Management believes that a separate presentation of these cost adjustments is important for a balanced comparison of results among years and to understand the future earnings and cash generation potential of the Company. These cost adjustments have been specifically identified in the 2005 vs. 2004 and 2004 vs. 2003 comparisons presented later in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Inventory. We record inventory at the lower of cost or market. Cost is principally determined using standard cost, which approximates the first-in, first-out (FIFO) method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
      Revenue recognition. We record sales when title transfers to the customer. Where we have sales rebate programs with some of our customers, we estimate amounts due under these sales rebate programs when the sales are recorded. Net sales relating to any particular shipment are based upon the amounts invoiced for the shipped goods less estimated future rebate payments. These estimates are based upon our historical experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
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
      Product Returns. Credits for parts returned under warranty and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and other factors. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Our customers have the right to, in varying degrees, to return excess quantities of product. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results.
      In 2005, the Company recorded a change in its estimate of outstanding potential warranty returns. For a description of this estimate change, see Note J to the financial statements included in this Form 10-K and see the discussion of net sales in the 2005 vs. 2004 comparison presented in the Results of Operations section of this Management’s Discussion and Analysis.
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
      Postretirement health obligations are actuarially determined and are based on assumptions including discount rate, life expectancy and health care cost trends. Changes in the discount rate, and differences between actual results and assumptions, will affect the amount of expense we recognize in future periods. A one percent increase or decrease in the assumed health care cost trends would have resulted in an increase of $45,000 or a decrease of $39,000, respectively, in 2005 postretirement health costs.
      Insurance Reserves. Our insurance for workers’ compensation, automobile, product and general liability include high deductibles for which the Company is responsible. Deductibles for which the Company is responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims, and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.
      Environmental Expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.
      The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s December 31, 2005 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.6 million accrued at December 31, 2005 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates. (See Note N to the financial statements included in this Form 10-K.)
Pending Acquisition of ASC Industries, Inc.
      On March 9, 2006, the Company entered into a definitive agreement under which the Company will acquire all of the capital stock of ASC Industries, Inc. (“ASC”). The purchase price is approximately $155 million at closing, including the assumption of certain debt. The Company may also pay ASC stockholders an additional $4 million in purchase price following the acquisition, based upon the achievement of certain operational objectives. Completion of the transaction is subject to regulatory approval and other customary closing conditions.
      ASC is a manufacturer and distributor of water pumps, with 2005 revenue of $106 million.
      The Company expects to fund the acquisition with $135 million of additional borrowings. The Company intends to amend the credit agreement related to its existing senior credit facilities to replace the existing term loan with a new term loan, which will provide the additional borrowing capacity. This additional debt will have a significant impact on our interest expense and liquidity.

Results of Operations
      The following table was derived from the Company’s consolidated and the Predecessor Company’s combined income statements for the years ended December 31, 2005, 2004 and 2003. To enable meaningful comparisons, for 2003, the consolidated results of the Company, after the June 20, 2003 Acquisition, and the combined results of the Predecessor Company, before the June 20, 2003 Acquisition, have been combined in the table below. The amounts are presented in millions of dollars.

	2005	2004	2003

Net sales	$1,008.8	$1,026.7	$959.3
Cost of sales	823.9	813.9	811.6

Gross profit	184.9	212.8	147.7
Operating expenses
Selling and warehousing	73.0	72.8	67.8
General and administrative	47.0	44.0	40.7
Amortization of intangible assets	5.9	6.8	3.2
Asset impairments and other costs	21.5	—	—

Operating income	37.5	89.2	36.0
Other income (expense)
Interest (expense) income, net	(36.5)	(36.0)	(24.9)
Management fee expense	(2.0)	(2.0)	(1.0)
Miscellaneous, net	(1.1)	0.7	(0.4)

(Loss) income before income taxes	(2.1)	51.9	9.7
Income tax expense (benefit)	2.4	21.1	(3.3)

Net (loss) income	$(4.5)	$30.8	$13.0

Pro forma net income, adjusted only for change in tax filing status(1)			$5.4

(1)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. The historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods. See Notes B and L to the financial statements included in this Form 10-K.
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
      Net sales. Net sales decreased $17.9 million, or 1.7%, from $1,026.7 million in 2004 to $1,008.8 million in 2005.
      $14.0 million of the sales reduction was attributable to a change in our estimate of outstanding potential warranty claims. Based on new information, we have revised our estimate of the average periods of time it takes for warranty claims to be received after our sale to our customer. (This time period includes the time our product is in our customer’s possession and the amount of time, after our customer sells to the ultimate consumer, that it takes for the warranty claim to be made.) We currently estimate that there is a significantly longer period of time than previously estimated between the date of sale and the date the related warranty claims are received. This significantly longer period of time translates into a significantly higher estimate of potential warranty claims outstanding. (For more information, see Note J to the financial statements included in this Form 10-K.)

      Excluding this $14.0 million, the decrease in sales from 2004 to 2005 was $3.9 million. This decrease was volume driven with lower sales to the retail, traditional and OEM channels. Sales to the original equipment service and heavy-duty channels increased.
      Gross Profit. Gross profit, as reported, was $184.9 million for 2005 and $212.8 million for 2004. Both years include several unusual and one-time entries. The following table presents the unusual and one-time entries and a gross profit comparison, after excluding these unusual and one-time entries. The amounts are presented in millions of dollars.

	2005	2004

Gross profit, as reported	$184.9	$212.8
Add back one-time or unusual losses:
Product line relocations, facilities upgrades and consolidations, and severance	2.6	1.7
Change in estimated warranty reserves	14.0	—
Change in estimated slow moving/obsolete inventory reserves	—	2.8
Sale of inventory that was written up to market from historical cost per U.S. GAAP acquisition rules	—	0.5

	$201.5	$217.8

      The $14.0 million change in warranty reserves is discussed above. The $2.8 million increase in the reserve for slow moving inventory recorded in 2004 was the result of unsuccessful efforts to sell the slow moving inventory in the fourth quarter of 2004 and the resulting determination that the slow moving inventory was worth less than the recovery amount estimated in 2003.
      Excluding the one-time and unusual losses, gross profit declined to $201.5 million from $217.8 million in 2004, and the gross margin percentage declined to 19.7% in 2005 from 21.2% in 2004. (For purposes of calculating the 2005 gross margin percent, 2005 sales were increased by the $14.0 million change in estimated warranty reserves.)
      Lower sales volume in 2005 contributed to the gross profit decline. The remaining decline in gross profit and reduction in gross margin percentage were primarily due to the higher per-unit cost of manufacturing at lower production volumes, a shift in sales mix and an increase in steel costs, net of pass-through selling price increases. These higher costs were partially offset by lower insurance costs and manufacturing cost reductions. Savings due to improved procurement practices offset inflation-driven wage increases and higher freight, non-steel raw material, and fuel costs caused by higher oil prices and general inflation.
      Selling and warehousing expenses. Selling and warehousing expenses were $73.0 million for 2005, $0.2 million higher than 2004. The cost of the addition of strategic sales personnel and inflation-driven salary increases was offset by cost savings from warehouse consolidations. Selling and warehousing expenses were 7.2% and 7.1% of sales in 2005 and 2004, respectively.
      General and administrative expenses. General and administrative expenses were $47.0 million in 2005, $3.0 million higher than in 2004. The increase was primarily due to the Company’s continuing investment in processes and management talent necessary to drive improvements in future operations and to inflation-driven salary increases. These increases were partially offset by lower bonus expense and lower employee-related insurance. General and administrative expenses were 4.7% and 4.3% of sales in 2005 and 2004, respectively.
      Asset impairments and other costs. See Note C to the financial statements included in this Form 10-K.
      Interest (expense) income, net. Net interest expense increased $0.5 million from $36.0 million in 2004 to $36.5 million in 2005. The 2005 and 2004 amounts included $0.2 million and $1.0 million, respectively, of accelerated amortization of deferred financing costs associated with the voluntary prepayments of $15 million of debt in 2005 and $65 million of debt in 2004. The 2004 amount included $0.6 million of interest capitalization related to a large 2004 capital project. Excluding the accelerated amortization and interest capitalization, there was a $0.7 million increase of interest expense, which was attributable to higher interest rates in 2005, partially offset by lower debt levels.
      Income tax expense (benefit). Because of pretax loss in 2005 versus pretax income in 2004, income tax expense is significantly lower in 2005. Despite a consolidated pretax loss, we have a 2005 tax expense. The primary reasons for this are (i) not recognizing tax benefit on foreign tax credit carryforwards, (ii) not recognizing tax benefit on foreign operating losses that resulted in tax loss carryforwards, and (iii) not recognizing tax benefit on the $2.8 million loss on abandonment and sale of Airtex UK. (See Note C to the financial statements included in this Form 10-K.) Tax benefit was not recognized on these three items because realization is not probable.
      Net (loss) income. Due to the factors described above, we reported a net loss of $4.5 million in 2005, compared to net income of $30.8 million in 2004.
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
      Excluding the one-time items and the non-recurring Acquisition-related inventory charges from both years, gross profit for 2004 would have been $217.8 million, or 21.2% of sales, and for 2003 would have been $196.3 million, or 20.5% of sales. The 2004 improvement in gross margin was attained despite the adverse effect of significantly higher steel costs. While the Company was largely successful in raising the selling prices of parts with high steel content, the net effect of increased steel costs, offset by selling price increases, adversely affected the 2004 gross margin percentage by 0.3 of a percentage point. Excluding this net adverse affect, the 2004 gross margin would have been 21.5%, which is 1.0 percentage point better that the 2003 gross margin. This improvement is due to gains in manufacturing efficiencies, increased sales volume, savings due to improved procurement of materials and reduced insurance costs.
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
      Interest (expense) income, net. Net interest expense increased from $24.9 million in 2003 to $36.0 million in 2004. Both years incurred expense for the accelerated write-off of deferred financing costs due to voluntary prepayments of debt. In 2004, this cost was $1.0 million, and in 2003 it was $1.6 million. In 2003, there was a $2.6 million one-time cost of a bridge loan commitment fee incurred in connection with the Acquisition. In 2003, $0.6 million of fees were incurred in conjunction with a renegotiation of our senior credit facility. In 2003, there was $1.4 million of interest income on loans to the Predecessor Company’s previous owner, which were canceled in connection with the Acquisition. In 2004, capitalized interest of $0.6 million was $0.5 million higher than in 2003. The rest of the 2004 versus 2003 increase in net interest expense is $14.0 million of interest on Acquisition-related debt. This $14 million increase is due to the debt being outstanding for a full year in 2004 versus a partial year in 2003, partially offset by lower debt levels in 2004 due to voluntary prepayments.
      Income tax expense (benefit). The change in income tax expense is a result of changes in pre-tax income plus the effects of the Company’s transition from S corporation filing status before the Acquisition to C corporation filing status after the Acquisition.
      Net (loss) income. Due to the factors described above, net income increased $17.8 million from $13.0 million in 2003 to $30.8 million in 2004.
Liquidity and Capital Resources
      At December 31, 2005 and 2004, the Company had $26.2 million and $11.3 million of cash, respectively. Outstanding debt at December 31, 2005 and 2004, was $442.5 million and $458.2 million, respectively, as follows (in millions):

	December 31,

	2005	2004

Notes payable	$0.3	$0.8
Capitalized leases	—	0.3
Revolving credit facility	—	0.5
Term loan	217.0	232.0
Senior subordinated notes	230.0	230.0
Debt issuance costs	(4.8)	(5.4)

	$442.5	$458.2

      In June 2005, the Company made a voluntary prepayment of $15 million of term loan borrowings. Because of this and previous voluntary prepayments of $65 million in 2004, the Company does not have any required repayments of its senior credit facility term loans until December 2007. The $0.3 million of notes payable is routine short-term borrowings by our foreign operations. The Company’s $230 million senior subordinated notes are due in 2013. Below is a schedule of future debt payments as of December 31, 2005. The amounts are presented in millions of dollars.

2006	$0.3
2007	0.6
2008	2.2
2009	107.7
2010	106.5
Thereafter	230.0

$447.3

      On June 16, 2005, the Company entered into an amendment to the senior credit facility which permits the Company to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of March 27, 2006, the Company had not repurchased any of the senior subordinated notes, although it may, under appropriate market conditions, do so in the future.
      The Company’s significant debt service obligation is an important factor when assessing the Company’s liquidity and capital resources. At the December 31, 2005 debt level, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $38.4 million at December 31, 2005 borrowing rates. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.3 million. The Company’s significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
      Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. In 2005, capital expenditures were $32.2 million and in 2006, the Company expects capital expenditures to be between $32 million and $35 million. At December 31, 2005, $8.0 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $67.0 million of unused borrowing capacity at December 31, 2005.
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
      The Company’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with one of our customers, which has resulted in the sales of approximately $22 million of receivables during 2005 of which $6 million would otherwise have been outstanding at December 31, 2005. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.

      Net cash provided by operating activities. Net cash provided by operating activities for the year ended December 31, 2005 was $62.8 million. Profits, before deducting depreciation and amortization and before deducting non-cash impairments and asset write-downs of an abandoned operation, generated $56.3 million of cash. Increased trade receivables resulted in a $23.1 million use of cash. Higher sales in the fourth quarter of 2005 compared to the fourth quarter of 2004 was the primary reason for the increase. Normal timing of collections and selective extensions of customer payment terms also contributed to the increase. At times payment terms are extended for special promotional sales and at times as part of comprehensive long-term sales agreements. The trade receivables use of cash was offset by cash generated from $4.3 million of inventory reductions and a $19.9 million increase in accounts payable. The increase in payables was due to extending payment timeframes with our suppliers, as well as the timing of disbursements. We continually work to extend vendor payment terms as a means of reducing our cash requirements for working capital. Changes in all other assets and liabilities netted to a $5.4 million positive effect on cash.
      Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the year ended December 31, 2005 and 2004 were $32.2 million and $44.8 million, respectively. Approximately $2.2 million and $12.5 million, respectively, of the 2005 and 2004 capital expenditures were related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. The 2005 and 2004 amounts also included $11.6 million and $7.6 million, respectively, for the implementation of a new, fully integrated information technology system that has been partially implemented at certain domestic operations. The new information system is designed to support financial reporting and operations.
Impact of the Acquisition and Related Financing Transactions
      The Company incurred significant indebtedness in connection with the Acquisition. Accordingly, our interest expense is higher than it was prior to the Acquisition. As a result of the Acquisition, our assets and liabilities were adjusted to their estimated fair values as of the closing of the Acquisition. The excess of the total purchase price over the value of our net assets at closing of the Acquisition was allocated to goodwill and other intangible assets. These long-lived assets are subject to annual impairment review. See Note B to the financial statements included in this Form 10-K for information regarding the allocation of the Acquisition purchase price and the impact of the Acquisition and the financing thereof.
Contractual Obligations
      The following table is a summary of contractual cash obligations (excluding interest) at December 31, 2005 (in millions):

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Short-term borrowings	$0.3	$—	$—	$—	$0.3
Long-term debt	—	2.8	214.2	230.0	447.0
Estimated pension funding(1)	12.1	28.0	24.9	—	65.0
Other postretirement benefit payments(2)	0.4	0.8	1.0	—	2.2
Operating leases	3.2	4.8	3.5	6.9	18.4
Purchase obligations(3)	79.6	0.2	—	—	79.8
Management fee(4)	2.0	4.0	4.0	—	10.0
Employment agreements	0.8	—	—	—	0.8

Total contractual cash obligations	$98.4	$40.6	$247.6	$236.9	$623.5

(1)	Estimated pension funding is based on the current composition of pension plans and current actuarial assumptions. Pension funding will continue beyond year 5. Nevertheless, estimated pension funding is excluded from the table after year 5. See Note M to the financial statements included in this Form 10-K for the funding status of the Company’s pension plans at December 31, 2005.

(2)	Estimated benefit payments are based on current actuarial assumptions. Benefit payments will continue beyond year 5. Nevertheless, estimated payments are excluded from the table after year 5. See Note M to the financial statements included in this Form 10-K for the funding status of the Company’s other postretirement benefit plans at December 31, 2005.

(3)	Included in the purchase obligations is $4.1 million related to property, plant and equipment. The remainder is for materials, supplies and services routinely used in the Company’s normal operations.

(4)	The management fee is excluded from the table after year 5. The management fee is expected to continue as long as the ownership of the Company does not change.
Recent Accounting Pronouncements
      In June 2005, the FASB issued FASB Staff Position No. 143-1 (“FSP 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 provides direction for the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as it relates to European Union Directive 2002/96/ EC. This European Union Directive, among other things, defines the parties who are financially responsible for the proper disposal of certain electronic and electric appliances and equipment. FSP 143-1 was effective June 2005. The implementation of FSP 143-1 did not have a material effect on the Company’s financial statements.
      In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. SFAS No. 123R requires the measurement of share-based payments to employees using a fair-value-based method and the recording of such expense in the income statement. The accounting provisions of SFAS No. 123R, as related to the Company, are effective for reporting periods beginning after December 15, 2005 and are to be applied prospectively. Also, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides clarification on the implementation of SFAS No. 123R and the relationship of SFAS No. 123R to certain SEC rules and regulations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See the “Stock Options” section of Note A to the financial statements included in this Form 10-K for the pro forma net income as if the Company had used a fair-value-based method, similar to the methods required under SFAS No. 123R, to measure compensation expense. Had SFAS No. 123R been applied in the periods disclosed, the impact would have been similar to those pro forma amounts. The future impact is dependent upon if and when additional options are granted or expire, as well as the vesting period of such options.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under existing guidelines, items such as idle facility expense, excessive spoilage and re-handling costs may be ’so abnormal’ as to require treatment as current period charges rather than recorded adjustments to the value of inventory. SFAS No. 151 requires that abnormal levels of such items be recognized as current period charges regardless of whether they meet the ’so abnormal’ criteria. The accounting provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material effect on its financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act”), must be treated as a special deduction as described in SFAS No. 109. The implementation of

FSP 109-1, which was effective January 1, 2005, resulted in a $0.1 million reduction in income tax expense for the year ended December 31, 2005.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited-time-85%-dividends-received deduction on the repatriation of certain foreign earnings. The adoption of FSP 109-2 had no effect on the Company’s results for the year ended December 31, 2005.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that a company must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 did not have a material effect on the Company’s financial statements.
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
      These forward-looking statements are based on our expectations and beliefs concerning future events affecting us. They are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussions in this Form 10-K will be important in determining future results.
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
Foreign Currency Exposure
      Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2005, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our net income would have been lower by $0.2 million in 2005 due to the reduction in reported results from our foreign operations.
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
      In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of December 31, 2005, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
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
      We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.2 million of our net income and cash flow.
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
      We have audited the accompanying consolidated balance sheets of United Components, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2005 and for the period from June 21, 2003 through December 31, 2003. We have also audited the accompanying combined statements of income, shareholder’s equity and cash flows of the vehicle parts business of UIS Industries, Inc. (the “Predecessor Company”), for the period from January 1, 2003 through June 20, 2003. These financial statements are the responsibility of the Company’s and Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Components, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, for the period from June 21, 2003 through December 31, 2003 and of the combined statements of income and cash flows of the Predecessor Company for the period from January 1, 2003 through June 20, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 16, 2006

United Components, Inc. (“UCI”)
Balance Sheets
December 31,

	2005	2004

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$26,182	$11,291
Accounts receivable, net	259,619	238,581
Inventories, net	183,186	188,212
Deferred tax assets	26,295	18,578
Other current assets	22,123	12,188

Total current assets	517,405	468,850
Property, plant and equipment, net	194,600	216,849
Goodwill	166,559	166,559
Other intangible assets, net	87,197	94,229
Deferred financing costs, net	6,177	7,686
Pension and other assets	12,904	12,772

Total assets	$984,842	$966,945

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accounts payable	$109,912	$91,505
Short-term borrowings	261	1,267
Current maturities of long-term debt	12	228
Accrued expenses and other current liabilities	96,064	67,808

Total current liabilities	206,249	160,808
Long-term debt, less current maturities	442,274	456,674
Pension and other postretirement liabilities	49,623	53,141
Deferred tax liabilities	4,380	6,430
Other long-term liabilities	1,970	1,972
Contingencies — Note N	—	—

Total liabilities	704,496	679,025

Shareholder’s equity
Common stock	—	—
Additional paid in capital	263,636	263,120
Retained earnings	17,546	22,074
Accumulated other comprehensive income (loss)	(836)	2,726

Total shareholder’s equity	280,346	287,920

Total liabilities and shareholder’s equity	$984,842	$966,945

The accompanying notes are an integral part of these statements.

United Components, Inc.
Income Statements

				Predecessor
	UCI Consolidated			Combined

			June 21, 2003	Jan. 1, 2003
	Year Ended	Year Ended	through	through
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003

	(In thousands)
Net sales	$1,008,843	$1,026,665	$506,831	$452,467
Cost of sales	823,914	813,864	433,345	378,211

Gross profit	184,929	212,801	73,486	74,256
Operating expenses
Selling and warehousing	72,967	72,725	34,178	33,585
General and administrative	47,035	44,010	21,815	18,928
Amortization of acquired intangible assets	5,888	6,834	3,176	60
Asset impairments and other costs (Note C)	21,530	—	—	—

Operating income	37,509	89,232	14,317	21,683
Other income (expense)
Interest (expense) income, net	(36,467)	(36,047)	(26,348)	1,467
Management fee expense	(2,000)	(2,000)	(1,000)	(18)
Miscellaneous, net	(1,114)	723	(12)	(408)

(Loss) income before income taxes	(2,072)	51,908	(13,043)	22,724
Income tax expense (benefit)	2,456	21,079	(4,288)	942

Net (loss) income	$(4,528)	$30,829	$(8,755)	$21,782

Pro forma (unaudited), adjusted solely for change in income tax filing status — Note B:
Historical income before income taxes				$22,724
Income tax expense				8,544

Pro forma net income				$14,180

The accompanying notes are an integral part of these statements.

United Components, Inc.
Statements of Cash Flows

				Predecessor
	UCI Consolidated			Combined

			June 21, 2003	Jan. 1, 2003
	Year Ended	Year Ended	through	through
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(4,528)	$30,829	$(8,755)	$21,782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	39,061	42,157	24,324	12,988
Amortization of deferred financing costs and debt issuance costs	2,141	3,093	5,444	—
Deferred income taxes	(7,193)	2,220	(5,531)	—
Asset impairments and write-downs of assets of an abandoned operation	19,600	—	—	—
Other non-cash, net	(1,677)	1,092	(141)	242
Changes in operating assets and liabilities Accounts receivable	(23,082)	(7,331)	314	(18,146)
Inventories	4,274	(19,415)	55,461	18,806
Other current assets	(10,650)	(1,311)	118	(3,035)
Accounts payable	19,909	16,853	38,884	(9,425)
Accrued expenses and other current liabilities	28,539	6,774	6,202	(2,438)
Other assets	(55)	(1,413)	(2,836)	715
Other long-term liabilities	(3,520)	4,817	9	2,404

Net cash provided by operating activities	62,819	78,365	113,493	23,893

Cash flows from investing activities:
Acquisition and related fees	—	(8,000)	(818,162)	—
Capital expenditures	(32,186)	(44,815)	(21,998)	(21,388)
Proceeds from sale of property, plant and equipment	369	2,011	2,252	215

Net cash used in investing activities	(31,817)	(50,804)	(837,908)	(21,173)

Cash flows from financing activities:
Issuances of debt	—	967	585,000	—
Financing fees and debt issuance costs	—	—	(21,583)	—
Debt repayments	(16,254)	(65,688)	(58,756)	(98)
Shareholder’s equity contribution	516	1,735	261,385	—
Dividends and transfers to UIS, Inc., net	—	—	—	(28,033)

Net cash provided by (used in) financing activities	(15,738)	(62,986)	766,046	(28,131)

Effect of exchange rate changes on cash	(373)	586	47	1,509

Net increase (decrease) in cash and cash equivalents	14,891	(34,839)	41,678	(23,902)
Cash and cash equivalents at beginning of period	11,291	46,130	4,452	28,354

Cash and cash equivalents at end of period	$26,182	$11,291	$46,130	$4,452

The accompanying notes are an integral part of these statements.

United Components, Inc.
Statements of Changes in Shareholder’s Equity

						Accumulated
						Other
			Additional			Comprehensive	Total	Comprehensive
	Preferred	Common	Paid In	Retained	Division	Income	Shareholder’s	Income
	Stock	Stock	Capital	Earnings	Equity	(Loss)	Equity	(Loss)

	(In thousands)
Predecessor combined balance at January 1, 2003	$13	$4,289	$44,940	$467,376	$67,929	$(16,512)	$568,035
Dividends paid				(17,913)			(17,913)
Liability to UIS contributed to capital			20,271				20,271
Transfers with UIS, net				(56,630)	(10,120)		(66,750)
Comprehensive income
Net income				6,650	15,132		21,782	$21,782
Other comprehensive income
Foreign currency adjustment						4,125	4,125	4,125

Total comprehensive income								$25,907

Predecessor Combined balance at June 20, 2003	$13	$4,289	$65,211	$399,483	$72,941	$(12,387)	$529,550

UCI consolidated balance at June 20, 2003	$—	$—	$260,000	$—	$—	$—	$260,000
Additions to paid in capital			1,385				1,385
Comprehensive income (loss)
Net income (loss)				(8,755)			(8,755)	$(8,755)
Other comprehensive income (loss)
Interest rate swaps						(114)	(114)	(114)
Foreign currency adjustment						1,574	1,574	1,574

Total comprehensive income (loss)								$(7,295)

UCI consolidated balance at December 31, 2003	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090

UCI consolidated balance at January 1, 2004	$—	$—	$261,385	$(8,755)	$—	$1,460	$254,090
Additions to paid in capital			1,735				1,735
Comprehensive income
Net income				30,829			30,829	$30,829
Other comprehensive income (loss)
Interest rate swaps						504	504	504
Foreign currency adjustment						1,308	1,308	1,308
Minimum pension liability adjustment						(546)	(546)	(546)

Total comprehensive income								$32,095

UCI consolidated balance at December 31, 2004	$—	$—	$263,120	$22,074	$—	$2,726	$287,920

UCI consolidated balance at January 1, 2005	$—	$—	$263,120	$22,074	$—	$2,726	$287,920
Additions to paid in capital			516				516
Comprehensive income (loss)
Net (loss) income				(4,528)			(4,528)	$(4,528)
Other comprehensive income (loss)
Interest rate swaps						(64)	(64)	(64)
Foreign currency adjustment						(2,544)	(2,544)	(2,544)
Minimum pension liability adjustment						(954)	(954)	(954)

Total comprehensive income (loss)								$(8,090)

UCI consolidated balance at December 31, 2005	$—	$—	$263,636	$17,546	$—	$(836)	$280,346

The accompanying notes are an integral part of these statements.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS
NOTE A — GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General
      United Components, Inc. (“UCI”) is a wholly-owned subsidiary of UCI Acquisition Holdings, Inc. UCI Acquisition Holdings, Inc. and UCI are corporations formed at the direction of The Carlyle Group (“Carlyle”). At December 31, 2005, affiliates of Carlyle owned 98.6% of UCI Acquisition Holdings, Inc.’s common stock, and the remainder is owned by certain members of senior management and UCI’s Board of Directors.
      On June 20, 2003, UCI purchased from UIS, Inc. and UIS Industries, Inc. (together “UIS”), the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests in Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which is the owner of 100% of the capital stock of Flexible Lamps, Ltd. and was the owner of Airtex Products Ltd.), Mid-South Mfg., Inc., Airtex Products S.A., Airtex Products, Inc. (currently Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S.A. de C.V., Automotive Accessory Co. Ltd. and Airtex Products, LLC, a limited liability company that owns the assets of the Airtex Products business of UIS, Inc. (see Note B).
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
      On March 9, 2006, the Company entered into a definitive agreement under which the Company will acquire all of the capital stock of ASC Industries, Inc. (“ASC”). The purchase price is approximately $155 million at closing, including the assumption of certain debt. The Company may also pay ASC stockholders an additional $4 million in purchase price following the acquisition, based upon the achievement of certain operational objectives. Completion of the transaction is subject to regulatory approval and other customary closing conditions. ASC is a manufacturer and distributor of water pumps, with 2005 revenue of $106 million (see Note Y).
      The Company operates in one business segment through its subsidiaries. The Company manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North America and Europe.
      A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:

Principles of Consolidation and Combination
      The UCI consolidated financial statements include the accounts of UCI and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.
      The Predecessor combined financial statements include the accounts of the Predecessor Company. Intercompany account balances and transactions have been eliminated among the group of companies that comprise the Predecessor Company. No activity has been eliminated with UIS or UIS’s other subsidiaries.

Allocation of the Acquisition Purchase Price
      The consolidated income statement for the period June 21, 2003 through December 31, 2003, and the quarterly data for the first quarter of 2004 reflect the preliminary allocation of the Acquisition purchase price

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(see Note B). For all periods subsequent to March 31, 2004, the financial information presented in these financial statements and related notes reflect the final allocation of the Acquisition purchase price. This final allocation had no impact on previously reported results of operations.

Revenue Recognition
      The Company records sales when title has transferred to the customer, the sales price is fixed and determinable, and the collection of the related accounts receivable is reasonably assured. In the case of sales to the aftermarket, the Company recognizes revenue when the above conditions are met for its direct customers, which are the aftermarket distributors. Provisions for estimated sales returns, allowances and warranty costs are recorded when the sales are recorded. Sales returns, allowances and warranty costs are estimated based upon historical experience, current trends, and the Company’s expectations regarding future experience. Adjustments to such returns, allowances, and warranty costs are made as new information becomes available.

Cash Equivalents
      Certificates of deposit, commercial paper, and other highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Allowance for Doubtful Accounts
      The Company generally does not require collateral for its trade accounts receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. These allowances are established based on a combination of write-off history, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts.

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
      Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred. Repairs and maintenance expenses for the years ended December 31, 2005, 2004 and 2003 were $7.4 million, $8.1 million, and $8.9 million, respectively. Repairs and maintenance expenses for the period January 1, 2003 to June 20, 2003 were $5.0 million.
      Trademarks have indefinite lives and are not amortized; instead they are subject to impairment evaluations. Other intangibles are amortized over their useful lives on an accelerated or straight-line basis commensurate with the expected benefits received from such intangible assets.

Goodwill and Trademarks with Indefinite Lives
      Goodwill and trademarks with indefinite lives are tested for impairment on an annual basis in the fourth quarter, unless conditions arise that would require a more frequent evaluation. In assessing their recoverability,

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
projections regarding estimated discounted future cash flows and other factors are made to determine if an impairment has occurred. If the Company concludes that there has been an impairment, the Company will write down the carrying value of the asset to its fair value. In 2005, the Company recorded an $8.1 million trademark impairment loss (see Note H).
      The Company evaluates trademarks with indefinite lives annually to determine whether events and circumstances continue to support the indefinite useful lives. Other than the trademark that was written down for the aforementioned $8.1 million impairment loss, no trademarks were determined to have finite useful lives in any of the periods presented.

Impairment of Long-Lived Assets other than Goodwill and Trademarks with Indefinite Lives and Long-Lived Assets to be Disposed of
      The Company evaluates all of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of such long-lived assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows that are expected to be generated by the asset. If the carrying amount exceeds the expected undiscounted future cash flows, the asset is considered to be impaired. If an asset is considered to be impaired, it is written down to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2005, the company recorded a $5.5 million impairment loss on certain property and equipment and a $3.8 million impairment loss on a software asset (see Note C).

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

Foreign Currency Translation and Transactions
      Income statements of foreign subsidiaries are translated into U.S. dollars using the average exchange rates during the applicable period.
      Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the applicable balance sheet date. Resulting cumulative translation adjustments are recorded as a component of shareholder’s equity in accumulated other comprehensive income (loss).
      Transaction foreign exchange gains and losses are included in the income statement and are not material.

Reporting of Comprehensive Income (Loss)
      Comprehensive income (loss) includes (i) net income (loss), (ii) the cumulative effect of translating balance sheets of foreign subsidiaries to U.S. dollars, (iii) the effect of adjusting interest rate swaps to market, and (iv) the recognition of minimum pension liabilities. The last three are not included in the income statement and are reflected as adjustments to shareholder’s equity.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Financial Statement Presentation
      The following provides a description of certain items that appear in the income statement:

Net sales includes gross sales less deductions for incentive rebate programs, sales returns, allowances and discounts. Shipping and handling fees that are billed to customers are classified as revenues.

Cost of sales includes all costs required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs (including pension, postretirement and other fringe benefits), supplies, utilities, depreciation, insurance, information technology costs, shipping and other costs. Cost of sales also includes the procurement, packaging, and shipping of products purchased for resale.

Selling and warehousing expenses includes costs of selling and marketing, warehousing, technical services and distribution. The major cost elements for this line item include salaries and wages (including pension, postretirement and other fringe benefits), freight, depreciation, advertising and information technology costs.

Advertising is expensed as incurred and for the years ended December 31, 2005, 2004 and 2003 was $5.0 million, $6.4 million, and $4.6 million, respectively. Advertising expense for the period January 1, 2003 to June 20, 2003 was $3.0 million.

General and administrative expenses includes the costs of executive, accounting and administrative personnel (including pension, postretirement and other fringe benefits), professional fees, insurance, provisions for doubtful accounts, rent and information technology costs.

Stock Options
      UCI’s parent, UCI Acquisition Holdings, Inc., adopted a stock option plan in 2003 (the “Plan”). The Plan permits the granting of options to purchase shares of common stock of UCI Acquisitions Holdings, Inc. UCI’s employees, directors, and consultants are eligible to receive stock option grants.
      The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” which permits the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
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
      The Black-Scholes option pricing model was used to estimate fair values as of the date of the grants using the following assumptions:

	Year Ended December 31,

	2005	2004	2003

Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	4.34%	3.99%	3.73%
Volatility	41.00%	43.00%	41.00%
Expected option term in years	8	8	8
      The per share weighted average fair value of options granted was $53.51, $54.30 and $52.17 in 2005, 2004 and 2003, respectively.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Had the compensation cost of the stock option plan been applied using the fair-value-based method at the grant date, rather than the intrinsic-value-method of accounting, the pro forma amounts would be as follows (in millions):

	Year Ended December 31,

	2005	2004	2003

Net (loss) income as reported	$(4.5)	$30.8	$13.0
Pro forma stock-based compensation expense, net of tax	1.7	2.0	1.1

Pro forma net (loss) income	$(6.2)	$28.8	$11.9

      Pro forma disclosures for stock option accounting may not be representative of the effects on reported net income in future years.

Environmental Liabilities
      The Company accrues for environmental investigation, remediation and penalty costs when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability is determined on an undiscounted cash flow basis and is not reduced for potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties. Environmental expenditures are capitalized if they mitigate or prevent future contamination or if they improve the environmental safety or efficiency of the existing assets. All other environmental costs are expensed as incurred. Environmental cost estimates may include expenses for remediation of identified sites, long term monitoring, payments for claims, administrative expenses, and expenses for ongoing evaluations and litigation. The liability is adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.

Insurance Reserves
      The Company’s insurance for workers’ compensation, automobile, product and general liability includes high deductibles for which the Company is responsible. Deductibles, for which the Company is responsible, are estimated and recorded as expenses in the period incurred.

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
      In the fourth quarter of 2005, the Company recorded a change in its estimate of outstanding potential warranty returns (see Note J).

New Accounting Pronouncements
      In June 2005, the FASB issued FASB Staff Position No. 143-1 (“FSP 143-1”), “Accounting for Electronic Equipment Waste Obligations.” FSP 143-1 provides direction for the application of SFAS No. 143, “Accounting for Asset Retirement Obligations,” as it relates to European Union Directive 2002/96/ EC. This European Union Directive, among other things, defines the parties who are financially

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
responsible for the proper disposal of certain electronic and electric appliances and equipment. FSP 143-1 was effective June 2005. The implementation of FSP 143-1 did not have a material effect on the Company’s financial statements.
      In December 2004, SFAS No. 123R, “Share-Based Payment” was issued. SFAS No. 123R requires the measurement of share-based payments to employees using a fair-value-based method and the recording of such expense in the income statement. The accounting provisions of SFAS No. 123R, as related to the Company, are effective for reporting periods beginning after December 15, 2005 and are to be applied prospectively. Also, in March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”). SAB 107 provides clarification on the implementation of SFAS No. 123R and the relationship of SFAS No. 123R to certain SEC rules and regulations. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See the “Stock Options” section of this Note A for the pro forma net income as if the Company had used a fair-value-based method, similar to the methods required under SFAS No. 123R, to measure compensation expense. Had SFAS No. 123R been applied in the periods disclosed, the impact would have been similar to those pro forma amounts. The future impact is dependent upon if and when additional options are granted or expire, as well as the vesting period of such options.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under existing guidelines, items such as idle facility expense, excessive spoilage and re-handling costs may be ’so abnormal’ as to require treatment as current period charges rather than recorded adjustments to the value of inventory. SFAS No. 151 requires that abnormal levels of such items be recognized as current period charges regardless of whether they meet the ’so abnormal’ criteria. The accounting provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material effect on its financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP 109-1”), “Application of SFAS No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 states that the tax deduction of qualified domestic production activities, which is provided by the American Jobs Creation Act of 2004 (the “Jobs Act”), must be treated as a special deduction as described in SFAS No. 109. The implementation of FSP 109-1, which was effective January 1, 2005, resulted in a $0.1 million reduction in income tax expense for the year ended December 31, 2005.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-2 provides accounting and disclosure guidance related to the Jobs Act provision for the limited-time-85%-dividends-received deduction on the repatriation of certain foreign earnings. The adoption of FSP 109-2 had no effect on the Company’s results for the year ended December 31, 2005.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that a company must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. FIN 47 did not have a material effect on the Company’s financial statements.

Segment Reporting
      In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports as one segment. The Company is in one business, which is the

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
manufacturing and distribution of vehicle parts. The products and services, customer base, distribution channel, manufacturing process, procurement, and economic characteristic are similar throughout all of the Company’s operations.

Derivative Financial Instruments
      The Company recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in income or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative, and the effect on the financial statements, will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value of cash flows of the asset or liability hedged.
NOTE B — ACQUISITION

Overview
      On June 20, 2003, UCI purchased from UIS the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of the Predecessor Company.
      The Acquisition purchase price was $808 million. In addition, the Company assumed $2 million of debt and capital lease obligations. Fees and expenses associated with the Acquisition (excluding financing fees) were $18 million and are accounted for as additional purchase price. Financing for the Acquisition was comprised of a $260 million equity contribution by Carlyle, proceeds from $585 million of debt, and an $8 million accrued liability, which was paid in January 2004. In addition to funding the purchase price, proceeds from the borrowings provided $5 million of operating cash and were also used to pay for the aforementioned $18 million of Acquisition-related fees and expenses and $22 million of financing fees.

Change in Income Tax Filing Status
      As discussed in Note L, the Predecessor Company had elected for certain of its subsidiaries to be taxed as S corporations pursuant to the Internal Revenue Code. In connection with the Acquisition, the Company terminated its S corporation elections and became a C corporation and, consequently, became subject to Federal and additional state and local income taxes. As part of the allocation of the Acquisition purchase price, net deferred tax assets have been calculated based on UCI’s higher effective tax rate. The pro forma information presented below includes adjustments for, among other things, the change in the Company’s income tax filing status. The pro forma income tax expense amount includes income taxes as if the Company had been filing as a C corporation for the entire period.
     Allocation of the Acquisition Purchase Price and Pro Forma Information
      The Acquisition was accounted for under the purchase method of accounting, and accordingly, the results of operations of the acquired companies have been included in the results of UCI beginning on the June 20, 2003 Acquisition date.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in millions).

Current assets	$474
Property, plant and equipment	214
Goodwill	167
Acquired intangible assets	97
Deferred tax assets	7
Other long-term assets	3

Total assets acquired	962

Current liabilities	93
Long-term debt, excluding borrowings to fund the Acquisition purchase price and related transaction fees	2
Pension and other postretirement liabilities	37
Other long-term liabilities	4

Total liabilities assumed	136

Net assets acquired	$826

      Of the $97 million of acquired intangible assets, approximately $40 million was assigned to trademarks that are not subject to amortization, $50 million was assigned to customer relationships and $7 million was assigned to technologies.
      Below is unaudited pro forma data for the year ended December 31, 2003, after giving effect to the Acquisition as if it had occurred on January 1, 2003. The pro forma adjustments give effect to (i) the allocation of the Acquisition purchase price, (ii) the Company’s capital structure immediately after the Acquisition, (iii) the Carlyle management fee (see Note O), and (iv) income tax expense based on a C corporation filing status. The pro forma data does not purport to represent what the results of operations would have been if the Acquisition had occurred as of the date indicated above, or what the results will be in future periods (in thousands).

Pro Forma Data
(Unaudited)
Year Ended
December 31, 2003

Net sales	$959,298
Operating income	3,643
Net loss	(30,044)

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE C — ASSET IMPAIRMENTS AND OTHER COSTS
      The following table summarizes the Company’s asset impairments and other costs (in millions):

	Asset Write-
	Downs	Other	Total

Impairment of trademark	$8.1	$—	$8.1
Impairment of software asset	3.8	—	3.8
Loss on contractual commitment	—	1.3	1.3
Impairment of property and equipment	5.5	—	5.5
Abandonment of an operation	2.2	0.6	2.8

	$19.6	$1.9	$21.5

Impairment of trademark and software asset
      See Note H for a description.

Loss on contractual commitment
      In connection with the installation of a new integrated software system (see Note H), the Company entered into an agreement to outsource certain computer processing functions. The agreement expires in June 2007. As explained in Note H, the Company decided not to install the new software system at as many operating locations as initially planned. As a result, the Company will not use all of the outsourced computer processing capacity for which it is obligated to pay. In the fourth quarter of 2005, the Company recorded a $1.3 million loss for that portion of this contractual commitment that will not be used and, therefore, will not provide future economic benefit. This $1.3 million will be paid in 2006 and 2007, or upon settlement.

Impairment of property and equipment
      The Company has concluded that the estimated future cash flows of its air filter operations in the United Kingdom do not support the carrying value of that operation’s property and equipment. Consequently, the Company has recorded a $5.5 million impairment loss to write down those assets to their fair value. Fair value was estimated based on valuations from an independent appraiser.

Abandonment of an operation
      Airtex Products Ltd. (“Airtex UK”) was an indirect wholly-owned subsidiary of the Company with operations in the United Kingdom. During 2005, the largest customer of Airtex UK became insolvent and ceased operations, resulting in the loss of more than 50% of the revenue of Airtex UK. As a result of this situation, the Company decided to cease additional funding of the operations of Airtex UK, and subsequently sold Airtex UK to a newly incorporated English company owned by the local management of Airtex UK. The selling price was £1.
      In 2005, the Company recorded a pre-tax non-cash charge of $2.2 million for the impairment of certain assets of Airtex UK and an additional pre-tax charge of $0.6 million for losses incurred as a result of the abandonment and sale of Airtex UK.
      Sales of Airtex UK included in the Company’s consolidated results for the years ended December 31, 2005, 2004 and 2003, were $3.7 million, $7.5 million, and $8.4 million, respectively. Pre-tax income (losses) of Airtex UK included in the Company’s consolidated results for the same three years were $(0.9) million, $(0.2) million, and $1.0 million, respectively.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE D — ALLOWANCE FOR DOUBTFUL ACCOUNTS
      Changes in the Company’s allowance for doubtful accounts are as follows (in thousands):

	December 31,

	2005	2004	2003

Beginning of year	$3,204	$4,335	$4,138
Provision for doubtful accounts	316	184	1,377
Accounts written off	(272)	(1,573)	(1,268)
Recoveries	18	258	88

	$3,266	$3,204	$4,335

NOTE E — SALES OF RECEIVABLES
      UCI enters into agreements to sell undivided interests in certain of its receivables to a factoring company, which in turn has the right to sell an undivided interest to a financial institution or other third party. UCI enters these agreements at its discretion when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $22 million and $19 million of receivables during 2005 and 2004, respectively, of which $6 million and $8 million, respectively, would otherwise have been outstanding at December 31, 2005 and 2004. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.
      The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were a 0.25% agent’s fee and a discount deducted by the factoring company, which is calculated based on LIBOR plus 1.5%. These costs were $282,000 and $121,000 in 2005 and 2004, respectively, and are recorded in miscellaneous, net.
NOTE F — INVENTORIES
      The components of inventories are as follows (in thousands):

	December 31,

	2005	2004

Raw materials	$46,185	$51,753
Work in process	28,231	31,672
Finished products	130,747	126,032
Valuation reserves	(21,977)	(21,245)

	$183,186	$188,212

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE G — PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment consists of the following (in thousands):

		December 31,

	Depreciable Life	2005	2004

Land and improvements	5-10 years	$18,326	$19,130
	(for improvements)
Buildings and improvements	5-40 years	64,464	65,997
Equipment	3-15 years	184,442	186,860

		267,232	271,987
Less accumulated depreciation		(72,632)	(55,138)

		$194,600	$216,849

      Included in equipment shown above are purchases totaling approximately $0.4 million and $0.9 million at December 31, 2005 and 2004, respectively, under capital lease obligations. Accumulated amortization was approximately $0.1 million and $0.4 million at December 31, 2005 and 2004, respectively.
      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $32.3 million, $35.3 million and $34.1 million, respectively. Depreciation expense for the period January 1, 2003 to June 20, 2003 was $12.9 million.
NOTE H — OTHER INTANGIBLE ASSETS
      The components of other intangible assets are as follows (in thousands):

		December 31, 2005			December 31, 2004

	Amortizable		Accumulated			Accumulated
	Life	Gross	Amortization	Net	Gross	Amortization	Net

Acquired intangible assets
Customer relationships	15 years	$49,400	$(12,519)	$36,881	$49,400	$(7,774)	$41,626
Technologies	10 years	7,100	(3,379)	3,721	7,100	(2,236)	4,864
Trademarks	Indefinite	32,000	—	32,000	40,100	—	40,100
Integrated software system	7 years	15,421	(826)	14,595	7,639	—	7,639

		$103,921	$(16,724)	$87,197	$104,239	$(10,010)	$94,229

      In 2005, as a result of its annual fourth quarter evaluation of trademarks with indefinite lives, the Company identified and recorded an $8.1 million impairment loss on one of its trademarks. This loss was due to a customer’s decision to market a significant portion of the Company-supplied products under its own private label brand, instead of the Company’s brand. The impairment loss is also due to lower than expected sales on the products that are still marketed under the Company’s brand.
      In the third quarter of 2005, the Company installed a new integrated software system at three of its North American operating facilities. The implementation process began in the second quarter of 2004. The Company’s intent was to install the new system at all of its other North American facilities, after the first three were operating efficiently. As a result, incremental costs were incurred to enable the software to accommodate the needs of the other facilities. These incremental costs were recorded as part of the integrated software system asset. Because of cost /benefit and cash flow considerations, in December 2005 the Company has decided to abandon its plans to install this system at the remaining North American operations.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consequently, in the fourth quarter of 2005, an impairment loss of $3.8 million was recorded to write-off the costs incurred to accommodate the needs of the other facilities.
      The estimated amortization expense related to acquired intangible assets and the integrated software system for each of the succeeding five years is (in thousands):

	Acquired	Integrated
	Intangible	Software
	Assets	System

2006	$5,318	$2,203
2007	4,814	2,203
2008	4,366	2,203
2009	3,968	2,203
2010	3,619	2,203
NOTE I — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
      Accrued expenses and other current liabilities consists of the following (in thousands):

	December 31,

	2005	2004

Salaries and wages	$3,185	$2,756
Bonuses	3,919	4,245
Vacation pay	5,563	5,721
Pension and other postretirement liabilities	8,705	4,039
Product returns	26,744	15,291
Rebates, credits and discounts due customers	11,447	7,777
Insurance	9,693	9,337
Taxes payable	7,604	4,081
Other	19,204	14,561

	$96,064	$67,808

NOTE J — PRODUCT RETURNS LIABILITY
      The liability for product returns is included in accrued expenses and other current liabilities. This liability includes accruals for parts returned under warranty and for parts returned because of customer excess quantities. The Company provides warranties for its products’ performance. Warranty periods vary by part, but generally are either one year or indefinite. In addition to returns under warranty, the Company allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, they are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. In some cases, the Company does not have a contractual obligation to accept excess quantities. However, common practice for the Company and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from the Company and change to another vendor, it is industry practice for the new vendor, and not the Company, to accept any inventory returns resulting from the vendor change.
      The changes in the Company’s product returns are listed in the table below. The 2005 reductions to sales include $14.0 million resulting from a change in estimate with respect to warranty returns. Based on new information, the Company has increased its estimate of the average periods of time from (a) the date that certain products are sold to (b) the various dates when warranty claims on those products are received. In

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
prior periods, the Company assumed that most warranty claims surfaced soon after the ultimate consumer purchased and installed the product. Based on unexpectedly high loss experience in the fourth quarter of 2005 and research conducted in 2005, the Company now estimates that, in many cases, warranty claims surface over a much longer period of time. Because warranty claims on certain products may be received for a longer period of time than previously estimated, the Company has increased the estimate of potential claims outstanding.
      The 2005 changes listed below also include a $2.2 million reduction in product returns liabilities. This favorable effect is the result of the Company reducing the warranty period for one of it product lines. The warranty period was reduced from indefinite to one year after it is purchased by the ultimate consumer.
      The 2004 reductions to sales amount includes $2.1 million for a single, unusually large quality matter. There were no similar issues in 2005 or 2003.
      The $9.6 million addition in 2003 was made as part of the allocation of the Acquisition purchase price to establish the June 20, 2003 opening balance sheet and was not recorded in the 2003 income statement, because the 2003 income statement included an appropriate full year expense without this adjustment.
      Amounts in the following table are in thousands of dollars.

	Year Ended December 31,

	2005	2004	2003

Beginning of year	$15,291	$13,999	$4,252
Cost of unsalvageable returned parts	(41,500)	(39,510)	(35,158)
Additional reductions to sales	52,953	40,802	35,305
Allocation of Acquisition purchase price adjustments	—	—	9,600

End of year	$26,744	$15,291	$13,999

NOTE K — DEBT
      Debt is summarized as follows (in thousands):

	December 31,

	2005	2004

Short-term borrowings	$261	$1,267
Capitalized leases	12	261
Term loan	217,000	232,000
Senior subordinated notes	230,000	230,000
Debt issuance costs	(4,726)	(5,359)

	442,547	458,169
Less:
Short-term borrowings	261	1,267
Current maturities	12	228

Long-term debt	$442,274	$456,674

      Senior credit facilities — The senior credit facilities are comprised of a revolving credit facility and a term loan.
      The $75 million revolving credit facility is available until 2010. The interest rates per annum applicable to the revolving credit facility, as well as the term loans, are, at the Company’s option, the Base Rate or

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Eurodollar Rate plus, in each case, an applicable margin. The applicable margin is subject to adjustment based on a consolidated leverage ratio, as defined. The Base Rate is a fluctuating interest rate equal to the higher of (a) the prime lending rate as set forth on the British Banking Association Telerate page 5 or another comparable page, and (b) the Federal funds effective rate plus 0.50%. In addition to interest on outstanding borrowings, the Company is required to pay a commitment fee on any unused revolving credit facility commitments at a per annum rate of 0.50%, subject to adjustment based on a consolidated leverage ratio, as defined. At December 31, 2005 and 2004, the interest rate was 6.81% and 4.78%, respectively. At December 31, 2005, there were no borrowings outstanding under the revolving credit facility. At December 31, 2004, there were $0.5 million of borrowings outstanding under the revolving credit facility. This amount is included in short-term borrowings. Also, at December 31, 2005, $8.0 million of the borrowing capacity had been used to support outstanding letters of credit. Accordingly, at December 31, 2005, $67.0 million was available for borrowing under the revolving credit facility.
      The $217 million term loan facility is due in 2010. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods elected under the facility. The interest rate is variable and is determined as described above. At December 31, 2005 and 2004, the interest rate was 6.81% and 4.78%, respectively. The loan is secured by all tangible and intangible assets of the Company. The Tranche C term loan amortizes in scheduled quarterly payments of $0.6 million per quarter, beginning December 31, 2007 through June 30, 2009, and $53.3 million per quarter from September 30, 2009 through June 30, 2010.
      In 2005 and 2004, the Company voluntarily prepaid $15 million and $65 million, respectively, of the senior credit facility term loan. Also in 2004, as a result of achieving certain financial thresholds, the Company reduced the borrowing rate of its senior credit facility term loan by 0.50%.
      In 2005, the Company entered into an amendment to the senior credit facility which permits the Company to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of March 27, 2006, the Company had not repurchased any of the senior subordinated notes, although it may, under appropriate market conditions, do so in the future.
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
      Short-term borrowings — Short-term borrowings include $0.0 million and $0.5 million of borrowing under the revolving credit facility and notes payable of a foreign subsidiary to foreign credit institutions at December 31, 2005 and 2004, respectively. The foreign notes bear interest at EURIBOR, plus 0.50%, which totaled 3.34% and 2.86% at December 31, 2005 and 2004, respectively. The notes payable are collateralized by certain accounts receivable related to the amounts financed.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Future Payments — The following is a schedule of future payments of debt at December 31, 2005 (in thousands):

2006	$273
2007	566
2008	2,260
2009	107,652
2010	106,522
Thereafter	230,000

$447,273

      Interest Expense — Interest expense in 2005 was $37.4 million, including $0.2 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $15 million of the senior credit facility and $0.3 million of fees incurred in connection with the amendment to the senior credit facility. Interest expense in 2004 was $36.3 million, including $1.0 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $65 million of the senior credit facility term loan. Interest expense in 2003 was $26.6 million, including (i) a $2.6 million cost of a bridge loan incurred in connection with the Acquisition, (ii) $1.6 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of a portion of the senior credit facility term loan, and (iii) $0.6 million of fees incurred in connection with the renegotiation of the senior credit facility. In 2004 and 2003, capitalized interest was $0.6 million and $0.1 million, respectively.
NOTE L — INCOME TAXES
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
      The Q sub status and the S corporation status terminated effective with the Acquisition (see Note B). On the Acquisition date, the Company became a C corporation and became subject to both Federal and state income taxes. UCI’s effective tax rate has increased accordingly. As part of the allocation of the Acquisition purchase price, net deferred tax assets were established and calculated based on UCI’s higher effective tax rate.
      The Acquisition (see Note B) was accounted for as an asset purchase for U.S. tax purposes.
      The components of (loss) income before income taxes are as follows (in thousands):

	Year	Year	June 21	Jan. 1
	Ended	Ended	through	through
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003

(Loss) income before income taxes
United States	$4,137	$49,519	$(14,593)	$20,846
Non-United States	(6,209)	2,389	1,550	1,878

	$(2,072)	$51,908	$(13,043)	$22,724

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Components of income tax expense (benefit) are as follows (in thousands):

	Year	Year	June 21	Jan. 1
	Ended	Ended	through	through
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003

Current
Federal	$7,588	$14,587	$—	$—
State	1,281	2,125	577	563
Foreign	780	2,147	666	561

	9,649	18,859	1,243	1,124

Deferred
Federal	(5,117)	3,175	(5,135)	—
State	(248)	96	(492)	(268)
Foreign	(1,828)	(1,051)	96	86

	(7,193)	2,220	(5,531)	(182)

	$2,456	$21,079	$(4,288)	$942

      A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense (benefit) follows (in thousands):

	Year	Year	June 21	Jan. 1
	Ended	Ended	through	through
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003

Income tax expense (benefit) at U.S. Federal statutory income tax rate	$(725)	$18,168	$(4,565)	$7,953
Federal benefit from S Corp.	—	—	—	(7,296)
R&D tax credit	(1,040)	—	—	—
Foreign income taxed both locally and in the U.S. and foreign tax credits not benefitted	1,017	913	—	—
Foreign income tax losses not benefited and rate differential	1,102	260	220	(10)
State income taxes, net of Federal income tax benefit	671	1,444	56	294
Abandonment of an operation	950	—	—	—
Other, net	481	294	1	1

Income tax expense (benefit)	$2,456	$21,079	$(4,288)	$942

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Deferred taxes are attributable to the following (in thousands):

	December 31,

	2005	2004

Deferred tax assets
Pension and postretirement benefits	$12,214	$13,050
Product returns and warranty accruals	10,654	5,810
Inventory valuation	10,722	8,134
Acquired intangible asset impairment	2,827	—
Foreign net operating loss carryforwards	1,363	809
Vacation accrual	2,136	2,174
Insurance accruals	1,993	1,569
Allowance for doubtful accounts	1,254	857
Foreign tax credit carryforwards	932	501
Minimum pension liability adjustment included in other comprehensive income (loss)	935	349
Contractual commitment accrual	510	—
Environmental accruals	230	228
Other	912	1,607

	46,682	35,088
Less: valuation allowance for foreign tax credit carryforwards and foreign net operating loss carryforwards	(2,295)	(1,310)

Total deferred tax assets	44,387	33,778

Deferred tax liabilities
Depreciation and amortization	(14,352)	(12,436)
Goodwill amortization for tax, but not book	(6,483)	(5,743)
Cumulative foreign exchange adjustment included in other comprehensive income (loss)	(142)	(2,081)
Prepaid expenses	(1,292)	(1,048)
Other	(203)	(322)

Total deferred tax liabilities	(22,472)	(21,630)

Net deferred tax assets	$21,915	$12,148

      The net deferred tax assets are included in the balance sheet as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets	$26,295	$18,578
Deferred tax liabilities	(4,380)	(6,430)

Net deferred tax assets	$21,915	$12,148

      At December 31, 2005, the Company had $4,544 of foreign net operating loss carryforwards with no expiration date and $932 of foreign tax credit carryforwards of which $431 and $501 expire in 2015 and 2014, respectively. In assessing the realization of the deferred tax assets related to these carryforwards, the Company

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
has determined that it is more likely than not that the deferred tax assets will not be realized. Therefore, a valuation allowance has been recorded for these carryforwards.
      Realization of the remaining net deferred tax assets is dependent on the Company generating sufficient taxable income in future years to utilize the benefits of the reversals of temporary differences. The Company has performed an assessment regarding the realization of the remaining net deferred tax assets, which includes projecting future taxable income, and has determined it is more likely than not that the remaining net deferred tax assets will be realized.
      The Company’s tax returns are subject to examinations by taxing authorities. The Company believes its tax returns, as filed, are in accordance with applicable tax statutes. Because of the judgmental nature of certain tax positions, the Company’s tax provisions take into consideration possible differences between the taxing authority determinations and the “as filed” positions of the Company.
      The Company does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested. At December 31, 2005, these earnings amounted to approximately $3 million. Determination of the net amount of unrecognized U.S. income taxes with respect to these earnings is not practicable.
NOTE M — EMPLOYEE BENEFIT PLANS

Pension Plans
      The Company maintains defined benefit retirement plans covering certain U.S. and non-U.S. employees. The defined benefit retirement plans are generally based on years of service and employee compensation.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The measurement date used to determine pension obligations is December 31, 2005. The following table sets forth the plans’ status (in thousands):

	December 31,

	2005		2004

	U.S.	Foreign	U.S.	Foreign

Change in benefit obligations
Benefit obligations at beginning of year	$184,474	$53,002	$155,857	$44,898
Service cost	6,844	2,028	5,820	2,272
Interest cost	10,488	2,713	9,499	2,455
Actuarial loss	11,771	4,086	17,721	2,371
Foreign currency change	—	(5,873)	—	1,261
Plan amendments	—	—	1,554	—
Plan curtailments	—	28	—	113
Plan settlements	—	—	—	(212)
Participant contributions	—	945	—	1,006
Benefits paid	(6,577)	(4,279)	(5,977)	(1,162)

Benefit obligations at end of year	$207,000	$52,650	$184,474	$53,002

Change in plan assets
Fair value of plan assets at beginning of year	$152,885	$36,282	$146,958	$29,980
Actual return on plan assets	8,975	6,223	9,152	2,140
Employer contributions	5,115	2,490	2,752	2,278
Foreign currency change	—	(4,105)	—	2,252
Special termination benefits	—	—	—	(212)
Participant contributions	—	945	—	1,006
Benefits paid	(6,577)	(4,279)	(5,977)	(1,162)

Plan assets at end of year	$160,398	$37,556	$152,885	$36,282

Funded status	$(46,602)	$(15,094)	$(31,589)	$(16,720)
Unrecognized net actuarial loss	24,004	480	9,428	562
Unrecognized prior service cost	1,393	—	1,524	—

Net liability on balance sheet	$(21,205)	$(14,614)	$(20,637)	$(16,158)

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The net liability is classified in the balance sheet as follows (in thousands):

	December 31,

	2005		2004

	U.S.	Foreign	U.S.	Foreign

Plans in net asset position included in pension and other assets	$10,778	$—	$10,347	$—
Intangible pension assets included in pension and other assets	1,393	—	1,524	—
Amounts included in accumulated other comprehensive income (pre-tax amount)	2,435	—	895	—
Accrued pension cost included in accrued expenses and other current liabilities	(8,303)	—	(3,400)	(237)
Accrued pension cost included in pension and other postretirement liabilities	(27,508)	(14,614)	(30,003)	(15,921)

	$(21,205)	$(14,614)	$(20,637)	$(16,158)

      The components of net periodic pension expense are as follows (in thousands):

							Jan. 1
	Year Ended		Year Ended		June 21 through		through
	Dec. 31, 2005		Dec. 31, 2004		Dec. 31, 2003		June 20,
							2003
	U.S.	Foreign	U.S.	Foreign	U.S.	Foreign	U.S.

Service cost	$6,844	$2,028	$5,820	$2,272	$3,189	$1,090	$3,296
Interest cost	10,488	2,713	9,498	2,455	4,995	963	5,071
Expected return on plan assets	(11,834)	(2,393)	(11,254)	(2,179)	(5,785)	(816)	(6,684)
Amortization of transition asset	—	—	—	—	—	—	(88)
Amortization of prior service cost	131	—	30	—	—	—	270
Amortization of unrecognized (gain) loss	54	(2)	(18)	—	—	—	(93)
Curtailment loss recognized	—	28	—	70	—	—	—

	$5,683	$2,374	$4,076	$2,618	$2,399	$1,237	$1,772

      The Company determines its actuarial assumptions on an annual basis. In determining the present values of the Company’s benefit obligations and net periodic pension expense for all plans as of and for the years ended December 31, 2005 and 2004, the Company used the following assumptions:

	2005	2004

Weighted average discount rate to determine benefit obligations	5.4%	5.7%
Weighted average discount rate to determine net cost	5.7%	6.1%
Rate of future compensation increases	3.9% - 5.0%	4.0% - 5.0%
Rate of return on plan assets	7.1% - 8.0%	7.1% - 8.0%
      The assumed rate of return on plan assets was determined based on expected asset allocation and long-term returns for each category of investment.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The weighted-average pension plan asset allocations for all plans are as follows:

	December 31,

	2005	2004

Equity securities	59%	59%
Debt securities	41%	41%

Total	100%	100%

      The Company’s investment strategy is to maintain the mix of equity and debt securities in the approximate percentages shown above.
      During 2006, the Company expects to contribute approximately $12.1 million to its plans. Pension benefit payments expected to be paid are as follows: 2006, $8.2 million; 2007, $8.6 million; 2008, $9.2 million; 2009, $10.0 million; 2010, $10.7 million, and 2011 through 2015, $65.6 million. Expected benefit payments are based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2005 and include estimated future employee service.

Profit Sharing and Defined Contribution Pension Plans
      Certain subsidiaries of the Company sponsor defined contribution plans under section 401(k) of the Internal Revenue Code. Eligible participants may elect to defer from 5% to 50% of eligible compensation. Such subsidiaries are required to match employees’ contributions based on formulas, which vary by plan. The Company had expenses for profit sharing and defined contribution pension plans of approximately $2.7 million, $2.8 million, and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Other Postretirement Benefits
      Certain subsidiaries of the Company provide health care and life insurance benefits to eligible retired employees. The plans are partially funded by participant contributions and contain cost-sharing features such as deductibles and coinsurance.
      The measurement date used to determine postretirement obligations is December 31, 2005. The following table presents information for the postretirement plans (in thousands):

	December 31,

	2005	2004

Change in benefit obligations
Benefit obligations at beginning of year	$7,838	$7,124
Service cost	283	263
Interest cost	410	432
Actuarial (gain) loss	(273)	420
Benefits paid	(403)	(401)

Benefit obligations at end of year	7,855	7,838
Unrecognized net actuarial (gain) loss	(48)	219

Accrued obligations	$7,903	$7,619

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The accrued obligation is included in the balance sheet as follows (in thousands):

	December 31,

	2005	2004

Accrued obligation included in accrued expenses and other current liabilities	$(402)	$(402)
Accrued obligation included in pension and other postretirement liabilities	(7,501)	(7,217)

	$(7,903)	$(7,619)

      The following are the components of net periodic postretirement benefit cost (in thousands):

	Year Ended December 31,

	2005	2004	2003

Service cost	$283	$263	$264
Interest cost	410	433	415
Amortization of net actuarial gain	(6)	—	(147)
Amortization of prior service cost	—	—	(26)

	$687	$696	$506

      The Company determines its actuarial assumptions on an annual basis. In determining the present values of the Company’s benefit obligations and net periodic benefit cost, the Company used a discount rate of 5.50% and 5.75% for the years ended December 31, 2005 and 2004, respectively. The annual health care cost trend rate is assumed to trend downward from 9% in 2005 to 5% in 2009. Increasing the assumed healthcare cost trend rates by one percentage point would result in additional annual costs of approximately $45,000. Decreasing the assumed health care cost trend rates by one percentage point would result in a decrease of approximately $39,000 in annual costs. The effect on postretirement benefit obligations at December 31, 2005 of a one-percentage point increase is $0.3 million. The effect of a one-percentage point decrease is $0.3 million.
      The Company continues to fund medical and life insurance benefit costs principally on a pay-as-you-go basis. The pay-as-you-go expenditures for postretirement benefits have not been material. During 2006, the Company expects to contribute approximately $0.4 million to its postretirement benefit plans. The benefits expected to be paid in each year from 2007 through 2010 are $0.4 million, $0.4 million, $0.5 million, and $0.5 million, respectively. The aggregate benefits expected to be paid in the five years 2011 through 2015 are $2.8 million.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE N — COMMITMENTS AND CONTINGENCIES

Leases
      The following is a schedule of the future minimum payments and sublease rentals under operating leases that have non-cancelable lease terms (in thousands):

	Minimum	Sublease
	Payments	Rentals

2006	$3,187	$(599)
2007	2,571	(599)
2008	2,195	(599)
2009	2,002	(599)
2010	1,549	(599)
2011 and thereafter	6,928	(2,397)

	$18,432	$(5,392)

      These leases also provide for payment of taxes and other expenses. Rent expense was $5.0 million, $4.9 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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
      As of the Acquisition Date, the Company was no longer covered by the UIS master insurance policies. As of that date, the Company purchased insurance, which did not include retrospective rating adjustments but did include high deductibles for which the Company is responsible. Consequently, the Company has been subject to the same substantial uncertainty as those described in the preceding paragraph. Estimated losses for which the Company is responsible are included in accrued expenses and other current liabilities in the balance sheets.

Environmental
      The Company is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. The Company has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $2.6 million accrued at December 31, 2005 by a material amount, if at all. However, because all investigation and analysis has not yet been

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter. Expenditures for these environmental matters total $0.7 million, $0.7 million and $0.2 million in 2005, 2004 and 2003, respectively.

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

Product Recall
      The Company is in the early stages of recalling one of the products it distributes. The estimated cost of this recall ranges from $1 million to $2 million. Because the Company is in the early stages of resolving this matter, the estimates are subject to change, which could be significant.
      The product being recalled was purchased as a completed product from a third-party manufacturer. The Company believes that this third-party manufacturer is contractually responsible for all costs associated with the recall. The third-party manufacturer has informally accepted responsibility.
      The Company has recorded a $1.0 million accrued liability for this matter and has recorded a corresponding $1.0 million receivable, which is included in other current assets.

International Asset Transfers
      The Company is evaluating the adequacy of its documentation of certain international asset transfers. It is uncertain if such documentation will be deemed complete. Therefore, the Company could be subject to fines estimated to range from $250,000 and $1 million. The Company has recorded a $250,000 accrued liability for these fines.
NOTE O — RELATED PARTY TRANSACTIONS
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

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
losses. UIS is liable for the settlement of all claims on these policies. As of the Acquisition date, the Company is no longer covered by UIS insurance.
      Occasionally, UIS extended financing to the Predecessor Company. Interest charges to the Predecessor Company on debt to UIS were $180,000 for the period January 1, 2003 to June 20, 2003. In addition, subsidiaries extended financing to UIS. Interest charges to UIS were $1.4 million for the period January 1, 2003 to June 20, 2003. Both are recorded in interest expense, net.
NOTE P — GEOGRAPHIC INFORMATION
      The Company had the following net sales by country (in thousands):

			June 21	Jan. 1
	Year Ended	Year Ended	through	through
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003

United States	$823,800	$847,679	$418,609	$378,045
Canada	34,547	32,952	16,062	14,228
United Kingdom	37,148	38,594	21,114	17,410
Mexico	30,992	26,148	12,663	11,085
Germany	13,327	13,227	5,486	5,662
France	10,225	8,231	2,472	3,822
Belgium	6,938	6,927	3,578	2,989
Sweden	5,744	6,086	2,212	1,975
Spain	4,106	3,765	1,739	1,498
Other	42,016	43,056	22,896	15,753

	$1,008,843	$1,026,665	$506,831	$452,467

      Net long-lived assets by country are as follows (in thousands):

	December 31,

	2005	2004

United States	$253,349	$271,958
United Kingdom	30,263	40,921
Mexico	13,129	13,708
Spain	3,269	4,366
Canada	868	583
Goodwill	166,559	166,559

	$467,437	$498,095

NOTE Q — STOCK OPTIONS
      UCI’s parent, UCI Acquisition Holdings, Inc., adopted a stock option plan in 2003 (the “Plan”). The Plan permits the granting of options to purchase shares of common stock of UCI Acquisition Holdings, Inc. UCI’s employees, directors, and consultants are eligible to receive a stock option grant. Options granted pursuant to the Plan must be authorized by the Compensation Committee of the Board of Directors of UCI’s parent (the “Compensation Committee”). The aggregate number of shares which may be issued under the Plan shall not exceed 338,778 shares of common stock. The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the Plan. No option life can be greater than ten years. The exercise price of the options cannot be less than 100% of fair market value of the

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
related shares at the date of grant. Options currently outstanding vest over an 8 year period, and vesting of a portion of the options could accelerate if UCI achieves certain financial targets, or in the event of certain changes in ownership. In 2005, 2004 and 2003, the exercise price of all options granted was at the estimated $100 market value of UCI’s parent’s common stock on the date of the grant. The average remaining life of options outstanding at December 31, 2005 is 8 years.
      Information related to the number of shares under options follows:

	December 31,

	2005	2004	2003

Number of shares under option:
Outstanding, beginning of year	304,578	278,678	—
Granted	39,500	73,900	287,684
Exercised	—	—	—
Canceled	(40,038)	(48,000)	(9,006)

Outstanding, end of year	304,040	304,578	278,678

Exercisable, end of year	92,657	74,381	34,318

NOTE R — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
      Short-term borrowings — The carrying value of these borrowings equals fair market value because their interest rates reflect current market rates.
      Long-term debt — The fair market value of the $230 million senior subordinated notes, at December 31, 2005, is $228.0 million. The carrying value of borrowings under the senior credit facility equals fair market value because their variable interest rates reflect market rates.
      Interest rate swaps — Interest rate swaps are marked to market at the end of each reporting period.
NOTE S — INTEREST RATE SWAPS
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
      The Company recorded an asset of $529,000 and $640,000 at December 31, 2005 and 2004, respectively, to recognize the fair value of interest derivatives. The Company has also recorded a tax liability of $203,000

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
and $250,000 at December 31, 2005 and 2004, respectively, associated therewith. The net offset is recorded in accumulated other comprehensive income (loss).
NOTE T — OTHER COMPREHENSIVE INCOME (LOSS)
      The components of other comprehensive income (loss) for the year ended December 31, 2005 are as follows (in thousands):

	Before		Net of
	Tax	Tax	Tax
	Amount	Benefit	Amount

Interest rate swaps	$(112)	$48	$(64)
Foreign currency adjustment	(4,485)	1,941	(2,544)
Minimum pension liability adjustment	(1,540)	586	(954)

	$(6,137)	$2,575	$(3,562)

      Accumulated other comprehensive income (loss) is as follows (in thousands):

				Accumulated
			Minimum	Other
		Foreign	Pension	Comprehensive
	Interest Rate	Currency	Liability	Income
	Swaps	Adjustment	Adjustment	(Loss)

Balance at January 1, 2005	$390	$2,882	$(546)	$2,726
2005 change	(64)	(2,544)	(954)	(3,562)

Balance at December 31, 2005	$326	$338	$(1,500)	$(836)

NOTE U — OTHER INFORMATION
      Cash payments for interest and income taxes (net of refunds) and non-cash transactions follow (in thousands):

			June 21	Jan. 1
	Year Ended	Year Ended	through	through
	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2003	June 20, 2003

Cash flow information:
Interest	$35,278	$32,908	$19,637	$—
Income taxes (net of refunds)	12,783	17,397	1,973	2,241
Common stock non-cash transactions:
Transfers and dividends recorded as a reduction to the receivable from UIS	—	—	—	56,630
Additions to capital stock of subsidiaries through capitalization of amounts due to UIS	—	—	—	20,271
      In 2004, the Company recorded $874,000 pre-tax expense for losses associated with the closure of certain distribution facilities in the third and fourth quarters. The pre-tax expense includes $57,000 of employee severance costs and $817,000 for lease commitments, net of estimated sublease income. Such lease commitments are for distribution facilities that will not be used by the Company for the remaining term.
      At December 31, 2005, 1,000 shares of voting common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE V — CONCENTRATION OF RISK
      The Company places its cash investments with a relatively small number of high quality financial institutions. Substantially all of the cash and cash equivalents, including foreign cash balances at December 31, 2005 and 2004, were uninsured. Foreign cash balances at December 31, 2005 and 2004 were $4.8 million and $5.2 million, respectively.
      The Company sells vehicle parts to a wide base of customers for use by original equipment manufacturers and aftermarket consumers. The Company has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 20%, 22% and 23% of total net sales for the years ended December 31, 2005, 2004 and 2003, respectively. No other customer accounted for more than 10% of total net sales for the years ended December 31, 2005, 2004 and 2003. Although the Company is directly affected by developments in the vehicle parts industry, management does not believe significant credit risk exists.
NOTE W — QUARTERLY FINANCIAL INFORMATION (unaudited)
      The following is a summary of the unaudited quarterly results of operations. The Company believes that all adjustments considered necessary for a fair presentation in accordance with generally accepted accounting principles have been included (in thousands).

	Three Months Ended

	March 31	June 30	September 30	December 31

2005
Net sales	$245,506	$269,285	$257,397	$236,655
Gross margin	46,086	53,292	51,517	34,034
Net (loss) income	2,729	4,374	5,996	(17,627)

2004
Net sales	$256,811	$273,952	$257,566	$238,336
Gross margin	55,547	59,796	54,732	42,726
Net income	7,535	10,217	10,280	2,797
NOTE X — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
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
      The condensed financial information, which follows, includes the consolidated results of UCI subsequent to the June 20, 2003 Acquisition date and the combined results of the Predecessor Company prior to the Acquisition. This information includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI or combined Predecessor Company, as applicable. Also included are consolidating entries, which principally consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The December 31, 2005 and 2004 UCI Consolidated, UCI, Guarantor and Non-Guarantor condensed balance sheets that follow in this Note X include the final allocation of the Acquisition purchase price. The UCI Consolidated, UCI, Guarantor and Non-Guarantor condensed income statements for 2005 and 2004 include the effects of the allocation of the Acquisition purchase price. For the June 21, 2003 to December 31, 2003 condensed income statement that follows in this Note X, step-up amounts resulting from the preliminary allocation of the Acquisition purchase price are included with UCI and were not allocated to its subsidiaries. Consequently, the 2003 Guarantor and Non-Guarantor financial statements are reported on the Predecessor’s historical basis. Preliminary purchase price allocations were based on preliminary estimates of the fair value of assets acquired and liabilities assumed.
      Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheet
December 31, 2005

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$26,182	$		$20,029	$1,307	$4,846
Accounts receivable, net	259,619			—	235,595	24,024
Inventories, net	183,186			—	167,807	15,379
Deferred tax assets	26,295			103	25,633	559
Other current assets	22,123			7,232	8,826	6,065

Total current assets	517,405			27,364	439,168	50,873
Property, plant and equipment, net	194,600			302	151,615	42,683
Intercompany receivables			(85,721)	—	84,029	1,692
Intercompany notes receivable			(467,000)	467,000	—	—
Investment in subsidiaries			(141,742)	141,126	616	—
Goodwill	166,559			166,559	—	—
Other intangible assets, net	87,197			14,643	70,154	2,400
Deferred financing costs, net	6,177			6,177	—	—
Pension and other assets	12,904			305	12,454	145

Total assets	$984,842		$(694,463)	$823,476	$758,036	$97,793

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$109,912	$		$4,647	$90,698	$14,567
Short-term borrowings	261					261
Current maturities of long-term debt	12					12
Accrued expenses and other current liabilities	96,064			11,097	77,635	7,332

Total current liabilities	206,249			15,744	168,333	22,172
Long-term debt, less current maturities	442,274			442,274
Pension and other postretirement liabilities	49,623				34,406	15,217
Deferred tax liabilities	4,380			13,377	(3,941)	(5,056)
Other long-term liabilities	1,970			816	1,970	(816)
Intercompany payables			(85,721)	70,919	1,532	13,270
Intercompany notes payable			(467,000)	—	447,000	20,000
Total shareholder’s equity	280,346		(141,742)	280,346	108,736	33,006

Total liabilities and shareholder’s equity	$984,842		$(694,463)	$823,476	$758,036	$97,793

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Balance Sheet
December 31, 2004

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantor	Guarantor

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$11,291	$		$3,916	$2,114	$5,261
Accounts receivable, net	238,581			—	215,425	23,156
Inventories, net	188,212			—	169,664	18,548
Deferred tax assets	18,578			(250)	17,825	1,003
Other current assets	12,188			2,123	3,670	6,395

Total current assets	468,850			5,789	408,698	54,363
Property, plant and equipment, net	216,849			604	160,907	55,338
Intercompany receivables			(58,212)	—	58,212	—
Intercompany notes receivable			(482,000)	482,000	—	—
Investment in subsidiaries			(146,288)	135,414	10,874	—
Goodwill	166,559			166,559	—	—
Other intangible assets, net	94,229			7,738	84,068	2,423
Deferred financing costs, net	7,686			7,686	—	—
Pension and other assets	12,772			272	12,325	175

Total assets	$966,945		$(686,500)	$806,062	$735,084	$112,299

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$91,505	$		$4,020	$72,678	$14,807
Short-term borrowings	1,267			500	—	767
Current maturities of long-term debt	228			—	—	228
Accrued expenses and other current liabilities	67,808			3,811	56,423	7,574

Total current liabilities	160,808			8,331	129,101	23,376
Long-term debt, less current maturities	456,674			456,641	—	33
Pension and other postretirement liabilities	53,141			—	35,911	17,230
Deferred tax liabilities	6,430			6,824	(40)	(354)
Other long-term liabilities	1,972			—	1,972	—
Intercompany payables			(58,212)	46,346	—	11,866
Intercompany notes payable			(482,000)	—	462,000	20,000
Total shareholder’s equity	287,920		(146,288)	287,920	106,140	40,148

Total liabilities and shareholder’s equity	$966,945		$(686,500)	$806,062	$735,084	$112,299

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Income Statement
Year ended December 31, 2005

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net sales	$1,008,843	$(13,561)	$—	$896,022	$126,382
Cost of sales	823,914	(13,561)	—	731,373	106,102

Gross profit	184,929		—	164,649	20,280
Operating expenses
Selling and warehousing	72,967		—	65,351	7,616
General and administrative	47,035		13,392	21,762	11,881
Amortization of intangible assets	5,888		—	5,888	—
Asset impairments and other costs	21,530		7,396	8,634	5,500

Operating income (loss)	37,509		(20,788)	63,014	(4,717)
Other income (expense)
Interest (expense) income, net	(36,467)		(36,548)	11	70
Intercompany interest			38,434	(36,268)	(2,166)
Management fee expense	(2,000)		(2,000)	—	—
Miscellaneous, net	(1,114)		(19)	(276)	(819)

(Loss) income before income taxes	(2,072)		(20,921)	26,481	(7,632)
Income tax expense (benefit)	2,456		(4,625)	8,570	(1,489)

Increase (decrease) before equity in earnings of subsidiaries	(4,528)		(16,296)	17,911	(6,143)
Equity in earnings of subsidiaries		(2,371)	11,768	(9,397)	—

Net (loss) income	$(4,528)	$(2,371)	$(4,528)	$8,514	$(6,143)

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Income Statement
Year ended December 31, 2004

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net sales	$1,026,665	$(14,677)	$—	$916,620	$124,722
Cost of sales	813,864	(14,677)	—	724,549	103,992

Gross profit	212,801		—	192,071	20,730
Operating expenses
Selling and warehousing	72,725		—	65,455	7,270
General and administrative	44,010		9,758	23,432	10,820
Amortization of intangible assets	6,834		—	6,834	—

Operating income (loss)	89,232		(9,758)	96,350	2,640
Other income (expense)
Interest (expense) income, net	(36,047)		(36,190)	36	107
Intercompany interest	—		38,301	(35,754)	(2,547)
Management fee expense	(2,000)		(2,000)	—	—
Miscellaneous, net	723		(120)	276	567

(Loss) income before income taxes	51,908		(9,767)	60,908	767
Income tax expense (benefit)	21,079		(3,972)	24,771	280

Increase (decrease) before equity in earnings of subsidiaries	30,829		(5,795)	36,137	487
Equity in earnings of subsidiaries		(34,172)	36,624	(2,452)	—

Net (loss) income	$30,829	$(34,172)	$30,829	$33,685	$487

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Income Statement
June 21, 2003 to December 31, 2003

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net sales	$506,831	$(6,267)	$—	$454,416	$58,682
Cost of sales	433,345	(6,267)	33,888	359,150	46,574

Gross profit (loss)	73,486		(33,888)	95,266	12,108
Operating expenses
Selling and warehousing	34,178		—	30,772	3,406
General and administrative	21,815		5,399	10,424	5,992
Amortization of intangible assets	3,176		3,236	(60)	—

Operating income (loss)	14,317		(42,523)	54,130	2,710
Other income (expense)
Interest (expense) income, net	(26,348)		(26,467)	247	(128)
Management fee expense	(1,000)		(1,000)	3	(3)
Miscellaneous, net	(12)		(362)	549	(199)

(Loss) income before income taxes	(13,043)		(70,352)	54,929	2,380
Income tax expense (benefit)	(4,288)		(26,670)	21,422	960

Increase (decrease) before equity in earnings of subsidiaries	(8,755)		(43,682)	33,507	1,420
Equity in earnings of subsidiaries		(34,927)	34,927	—	—

Net (loss) income	$(8,755)	$(34,927)	$(8,755)	$33,507	$1,420

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Combining Condensed Income Statement
January 1, 2003 to June 20, 2003

	Predecessor					Non-
	Combined	Eliminations		UCI	Guarantor	Guarantor

	(In thousands)
Net sales	$452,467		$(6,912)	$	$405,003	$54,376
Cost of sales	378,211		(6,912)		341,116	44,007

Gross profit	74,256				63,887	10,369
Operating expenses
Selling and warehousing	33,585				30,316	3,269
General and administrative	18,928				13,528	5,400
Amortization of intangible assets	60				60	—

Operating income	21,683				19,983	1,700
Other income (expense)
Interest (expense) income, net	1,467				1,522	(55)
Management fee expense	(18)				9	(27)
Miscellaneous, net	(408)				(7)	(401)

Income before income taxes	22,724				21,507	1,217
Income tax expense	942				493	449

Net income	$21,782	$		$	$21,014	$768

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2005

					Non-
	UCI Consolidated	Eliminations	UCI	Guarantor	Guarantor

	(In thousands)
Net cash provided by operating activities	$62,819	$	$42,735	$14,429	$5,655

Cash flows from investing activities:
Capital expenditures	(32,186)		(11,638)	(15,322)	(5,226)
Proceeds from sale of property, plant and equipment	369		—	86	283

Net cash used in investing activities	(31,817)		(11,638)	(15,236)	(4,943)

Cash flows from financing activities:
Debt repayments	(16,254)		(15,500)	—	(754)
Shareholder’s equity contribution	516		516	—	—

Net cash used in financing activities	(15,738)		(14,984)	—	(754)

Effect of exchange rate changes on cash	(373)		—	—	(373)

Net increase (decrease) in cash and cash equivalents	14,891		16,113	(807)	(415)
Cash and cash equivalents at beginning of year	11,291		3,916	2,114	5,261

Cash and cash equivalents at end of year	$26,182	$	$20,029	$1,307	$4,846

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

United Components, Inc.
NOTES TO FINANCIAL STATEMENTS — (Continued)
NOTE Y — SUBSEQUENT EVENTS (unaudited)

Pending Acquisition of ASC Industries, Inc.
      On March 9, 2006, the Company entered into a definitive agreement under which the Company will acquire all of the capital stock of ASC Industries, Inc. (“ASC”). The purchase price is approximately $155 million at closing, including the assumption of certain debt. The Company may also pay ASC stockholders an additional $4 million in purchase price following the acquisition, based upon the achievement of certain operational objectives. Completion of the transaction is subject to regulatory approval and other customary closing conditions.
      ASC is a manufacturer and distributor of water pumps, with 2005 revenue of $106 million.
      The Company expects to fund the acquisition with $135 million of additional borrowings. The Company intends to amend the credit agreement relating to its existing senior credit to replace the existing term loan with a new term loan, which will provide the additional borrowing capacity.

Closure of Canadian Facility
      In March 2006, the Company decided to close a Canadian facility, which manufactures and distributes mechanical fuel pumps. Production and distribution will be transferred to the Company’s fuel pump operations in Illinois. This Canadian facility had sales of $6.2 million and $8.2 million in 2005 and 2004, respectively.
      In the first quarter of 2006, the Company will record a loss of approximately $1.0 million related to this closing. This loss includes approximately $0.4 million of severance payments, $0.5 million of equipment write-offs, and $0.1 million of other related costs.

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

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position

David L. Squier	60	Chairman of the Board
Bruce M. Zorich	52	Chief Executive Officer, Director
Charles T. Dickson	51	Chief Financial Officer, Executive Vice President, Director
Daniel F. Akerson	57	Director
Daniel A. Bellissimo	32	Director
Ian I. Fujiyama	33	Director
Paul R. Lederer	66	Director
Raymond A. Ranelli	58	Director
John C. Ritter	58	Director
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
      Paul R. Lederer has been a member of the Board since 2003. Mr. Lederer has been formally retired the past five years with the exception of serving on the Boards of Directors of several public companies, acting as a consultant to Carlyle and serving on the Advisory Boards of TurtleWax, Inc., Richco, Inc. and Icarz, Inc. Mr. Lederer currently sits on the Board of Directors of O’Reilly Automotive, Inc., R&B Inc., Proliance International and MAXIMUS, Inc.
      Raymond A. Ranelli has been a member of the Board since 2004. Mr. Ranelli was formerly the Senior Client Services Partner of PricewaterhouseCoopers for the tri-state area of Virginia, the District of Columbia and Maryland until his retirement in 2003. Prior to being appointed Senior Client Services Partner, Mr. Ranelli served as Global Leader of Financing Advisory Services of PricewaterhouseCoopers and he became a member of the Global Leadership Team. In 1994, he was named Vice Chairman of FAS operations for PricewaterhouseCoopers in the United States. Mr. Ranelli is also a director of Ameripath Inc. and Centennial Communications Corp.
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
Board Committees
      Our Board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the Board of Directors and three standing committees: the Audit Committee, Executive Committee and Investment Committee. The Audit Committee consists of Messrs. Ranelli (chair), Ritter, Akerson and Fujiyama. The Board has determined that Messrs. Ranelli, Akerson and Ritter are the Audit Committee financial experts and that Mr. Ranelli is independent but Messrs. Akerson and Ritter are not independent for purposes of the Audit Committee. The Executive Committee consists of Messrs. Squier, Zorich and Fujiyama. The Investment Committee consists of Messrs. Dickson and Akerson. In addition, from time to time, other committees may be established under the direction of the Board when necessary to address specific issues.
Code of Ethics
      The Company has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Request should be made in writing to Rebecca Phipps at United Components, Inc., 14601 Highway 41 North, Evansville, Indiana 47725.

ITEM 11.	EXECUTIVE COMPENSATION
      The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our Chief Executive Officer and Chief Financial Officer for the fiscal years ended December 31, 2005, 2004 and 2003.
SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary(1)	Bonus

Bruce M. Zorich	2005	$404,833	$156,000
President and Chief Executive Officer	2004	378,416	100,000
	2003	239,224	141,635

Charles T. Dickson	2005	352,889	114,000
Chief Financial Officer and Executive	2004	301,500	70,000
Vice President	2003	99,846	49,423

(1)	Amounts shown are not necessarily indicative of salaries to be paid on a going-forward basis. Total includes matching funds for 401(k) plan. For a more comprehensive discussion of the named executive officers’ salaries, see “Executive Compensation — Employment Agreements.”
Director Compensation
      On December 15, 2005, the Board of Directors adopted a resolution granting compensation of $60,000 per year to David Squier, our Chairman of the Board of Directors, $55,000 per year to Raymond Ranelli, the Chairman of our Audit Committee, and $45,000 per year to the other directors not employed by Carlyle or the Company, John Ritter and Paul Lederer. Each of Messrs. Squier, Ranelli, Ritter and Lederer will also be granted, each year he continues in service as a director, an option to purchase 500 shares of the common stock of our parent, to become exercisable 20% per year over five years. In addition, the Board approved a one-time payment of $15,000 to Mr. Lederer in recognition of his significant contributions on special assignments for the Company during 2005. Directors that are employed either by us or Carlyle are not separately compensated for their service as directors.

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
      As of December 31, 2005, Bruce M. Zorich and Charles T. Dickson had earned three years and two years, respectively, of credited service under the Champion Laboratories Inc. Pension Plan.
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
Performance-Based Bonus Plan
      We established a performance-based bonus plan effective January 1, 2004, which is administered by the compensation committee of our parent’s board of directors. The bonus plan provides our management with an incentive to achieve key business objectives. The plan allows our key officers to achieve performance-based compensation in addition to their annual base salary. Each participating officer is eligible to receive a performance bonus for each bonus period based on a stated percentage of the officer’s base salary if certain financial targets are achieved. Solely at our discretion, additional performance-based compensation may be paid to our executives.
Employment Agreements
      Each of Messrs. Zorich and Dickson have entered into an employment agreement with us. The following table sets forth the stated annual base salary, which may be increased by our Board of Directors, for certain of the named executive officers:

Name	Title	Base Salary

Bruce M. Zorich	President and Chief Executive Officer, Director	$420,000
Charles T. Dickson	Chief Financial Officer, Executive Vice President, Director	$367,500

Bruce M. Zorich
      Mr. Zorich’s agreement has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the terms of the agreement, Mr. Zorich is entitled to a base salary of $420,000 and is eligible to receive an annual bonus under the terms of our annual performance-based bonus plan, pursuant to which the bonus will be tied to EBITDA, with a target bonus level of 70% of base salary and a maximum bonus of 150% of base salary. Mr. Zorich is also entitled to participate in the Stock Option Plan of UCI Acquisition Holdings, Inc. and has been granted options to purchase 57,778 shares of common stock of UCI Acquisition Holdings, Inc. pursuant to the terms of the Stock Option Plan of UCI Acquisition Holdings, Inc. and Mr. Zorich’s Stock Option Agreement. The option’s exercise price is $100 per share. Mr. Zorich is entitled to participate in our employee benefit plans, programs and arrangements currently in effect and will be entitled to reimbursement for certain relocation expenses if we require him to relocate his place of residence outside of the metropolitan Atlanta area at any time during his employment with us.
      Mr. Zorich’s employment agreement provides that upon termination of his employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of Mr. Zorich’s employment either by us without cause or by Mr. Zorich for good reason, he is entitled to an amount equal to his stated annual base salary for the longer of the remainder of the term of employment or 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period, continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Zorich’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by the compensation committee of our parent.

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

Charles T. Dickson
      Mr. Dickson’s employment agreement, effective as of September 2, 2003, has a three-year term and will be extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Under the terms of the agreement, Mr. Dickson is entitled to an annual base salary of $367,500 and is eligible to receive an annual bonus under the terms of our annual performance-based bonus plan, pursuant to which the bonus will be tied to EBITDA, with a target bonus level of $150,000 and a maximum bonus of $450,000. Mr. Dickson is also entitled to participate in the Stock Option Plan of UCI Acquisition Holdings, Inc. and has been granted an option to purchase 42,000 shares of the common stock of UCI Acquisition Holdings, Inc. pursuant to the terms of the Stock Option Plan of UCI Acquisition Holdings, Inc. and Mr. Dickson’s Stock Option Agreement. The option’s exercise price is $100 per share. Mr. Dickson is entitled to participate in our employee benefit plans, programs and arrangements currently in effect.
      Mr. Dickson’s employment agreement provides that upon termination of his employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of Mr. Dickson’s employment either by us without cause or by Mr. Dickson for good reason, he is entitled to an amount equal to his stated annual base salary for 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period, continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Dickson’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by the compensation committee of our parent.
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
Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions/ Board Compensation Committee Report on Executive Compensation
      We do not currently have a Compensation Committee. Compensation policies with respect to our executive officers are set by the Compensation Committee of the Board of Directors of our parent, UCI Acquisition Holdings, Inc. We have been informed by our parent’s Compensation Committee and Board that they consider a number of factors in setting compensation for our executive officers, and that such factors are reflected in the employment agreements for Messrs. Zorich and Dickson described above. These factors include, among other things, the officer’s scope of responsibility, prior experience and past accomplishments. The Board and Compensation Committee also compare base salaries and salary ranges of similar positions in other companies in relevant markets defined by company size, industry and location. None of our executive officers served as a member of the board of directors or compensation committee of any other entity.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      United Components, Inc. has 1,000 shares of common stock outstanding, all of which is owned by our parent UCI Acquisition Holdings, Inc. Certain affiliates of Carlyle own approximately 98.6% of our parent’s common stock while the remainder is owned by members of our Board of Directors, Bruce M. Zorich, our President and Chief Executive Officer, Charles T. Dickson, our Chief Financial Officer, and other employees of the Company. Our parent has 2,639,720 shares of common stock outstanding.
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

	Beneficial Ownership of
	UCI Acquisition
	Holdings, Inc.

		Percentage of
	Number of	Outstanding
Name of Beneficial Owner	Shares	Capital Stock

TCG Holdings, L.L.C.(1)	2,600,500	98.6%
Bruce M. Zorich(2)	16,000	*
Charles T. Dickson(3)	11,950	*
David L. Squier(4)	1,900	*
Daniel F. Akerson	3,005	*
Daniel A. Bellissimo	316	*
Ian I. Fujiyama	1,500	*
Paul R. Lederer(5)	900	*
Raymond A. Ranelli(6)	1,500	*
John C. Ritter(7)	3,600	*
All executive officers and directors as a group (9 persons)	40,671	1.5%

*	Denotes less than 1.0% of beneficial ownership.

(1)	Carlyle Partners III, L.P., a Delaware limited partnership, and CP III Coinvestment, L.P., a Delaware limited partnership (the “Investment Partnerships”), both of which are affiliates of Carlyle, own approximately 98.6% of the outstanding common stock of UCI Acquisition Holdings, Inc. TC Group, L.L.C. exercises investment discretion and control over the shares held by the Investment Partnerships indirectly through its subsidiary TC Group III, L.P., which is the sole general partner of the Investment Partnerships. TCG Holdings, L.L.C. a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and its address is c/o The Carlyle Group, 1001 Pennsylvania Ave. N.W., Suite 220S, Washington, D.C. 20004.

(2)	Includes 3,000 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Zorich and the right to acquire up to 13,000 additional shares.

(3)	Includes 2,500 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Dickson and the right to acquire up to 9,450 additional shares.

(4)	Includes 1,000 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Squier and the right to acquire up to 900 additional shares.

(5)	Includes 400 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Lederer and the right to acquire up to 500 additional shares.

(6)	Includes 1,000 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Ranelli and the right to acquire up to 500 additional shares.

(7)	Includes 3,000 shares in UCI Acquisition Holdings, Inc. beneficially owned by Mr. Ritter and the right to acquire up to 600 additional shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
      Fees billed by Grant Thornton LLP in 2005 and 2004 were:

Audit Fees — Audit fees billed in 2005 and 2004, were $1,386,379 and $1,638,247, respectively.

Audit-Related Fees — In 2005 and 2004, the Company had audit-related fees of $219,750 and $151,667, respectively. These fees were for audits of Company-sponsored pension plans.

Tax Fees — Billings for tax services were $13,497 and $109,591 in 2005 and 2004, respectively. The services were primarily for the preparation of a foreign subsidiary tax return in 2005 and a Mexican transfer pricing study, tax research for our Mexican subsidiary, and assistance in applying for Illinois and Indiana business incentive programs in 2004.

All Other Fees — There were no other fees billed in 2005. In 2004, the Company had other fees of $41,738. These fees were for detailed audits of selected shipments and evaluation of order accumulation and shipping procedures.
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
      (a)(1) Financial Statements.
      The Company’s consolidated financial statements included in Item 8 hereof are for the year ended December 31, 2005 and 2004, and for the period after the June 20, 2003 Acquisition through December 31, 2003. The Predecessor’s combined financial statements are for the period from January 1, 2003 through June 20, 2003. Such financial statements consist of the following:
           Balance Sheets
           Income Statements
           Statements of Cash Flows
           Statements of Changes in Shareholder’s Equity
           Notes to Financial Statements
      (a)(2) Financial Statement Schedules.
           Schedule II — Valuation and Qualifying Accounts

Certain information required in Schedule II, Valuation and Qualifying Accounts, has been omitted because equivalent information has been included in the financial statements included in this Form 10-K.

Other financial statement schedules have been omitted because they either are not required, are immaterial or are not applicable.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
United Components, Inc. and subsidiaries:
      We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of United Components, Inc. and subsidiaries referred to in our report dated March 16, 2006, which is included in Part II on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II of United Components, Inc. and subsidiaries for the years ended December 31, 2005 and 2004 and for the period June 21, 2003 through December 31, 2003 and of the vehicle parts businesses of UIS Industries, Inc. (the “Predecessor Company”) for the period from January 1, 2003 through June 20, 2003 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 16, 2006

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Balance at
Description	Beginning of Year	Income	Deductions	End of Year

	(In thousands)
Year ended December 31, 2005
Allowance for excess and obsolete inventory	$21,245	$3,410	$(2,678)	$21,977
Valuation allowance for deferred tax assets	1,310	985	—	2,295
Year ended December 31, 2004
Allowance for excess and obsolete inventory	23,740	3,456	(5,951)	21,245
Valuation allowance for deferred tax assets	—	1,310	—	1,310
Year ended December 31, 2003
Allowance for excess and obsolete inventory	14,429	13,174	(3,863)	23,740
Valuation allowance for deferred tax assets	—	—	—	—

      (a)(3) Exhibits
EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

*2	.1	Stock Purchase Agreement by and among United Components, Inc., ACAS Acquisitions (ASC), Inc. and the Sellers named herein, dated as of March 8, 2006.
3.1		Amended and Restated Certificate of Incorporation of United Components, Inc., filed April 29, 2003 (incorporated by reference to Exhibit 3.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
3.2		Bylaws of United Components, Inc. (incorporated by reference to Exhibit 3.14 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
4.1		Senior Subordinated Note Indenture with respect to the 9 3/8 % Senior Subordinated Notes due 2013, between United Components, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of June 20, 2003. (incorporated by reference to Exhibit 4.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
4.2		Form of 9 3/8 % Senior Subordinated Notes due 2013 (included in Exhibit 4.1).
4.3		Registration Rights Agreement among United Components, Inc., each of the Subsidiary Guarantors listed on Schedule A thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated and Credit Lyonnais Securities (USA) Inc. dated as of June 20, 2003 (incorporated by reference to Exhibit 4.3 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
4.4		Purchase Agreement between United Components, Inc. and the initial purchasers named in Schedule I thereto, dated June 6, 2003 (incorporated by reference to Exhibit 4.4 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
10.1		Credit Agreement, dated as of June 20, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
10.2		Guarantee and Collateral Agreement, dated as of June 20, 2003, among UCI Acquisition Holdings, Inc., United Components, Inc. and certain subsidiaries of United Components, Inc., for the benefit of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
10.3		Management Agreement among United Components, Inc. and TC Group, L.L.C. dated June 20, 2003 (incorporated by reference to Exhibit 10.3 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
**10	.4	Employment Agreement Term Sheet between United Components, Inc. and John Ritter effective as of April 25, 2003, as amended (incorporated by reference to Exhibit 10.4 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
**10	.5	Employment Agreement between United Aftermarket, Inc. and Bruce Zorich dated as of April 18, 2003, as amended (incorporated by reference to Exhibit 10.5 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
**10	.6	Stock Option Plan of UCI Acquisition Holdings, Inc. (incorporated by reference to Exhibit 10.6 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).
**10	.7	Fourth Amended and Restated Champion Laboratories Pension Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.7 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

Exhibit
No.		Description of Exhibit

**10	.8	Employment Agreement among United Components, Inc., Champion Laboratories, Inc. and Charlie Dickson, effective as of September 2, 2003 (incorporated by reference to Exhibit 10.8 to United Components’ Amendment No. 1 to Registration Statement on Form S-4/ A (No. 333-107219) filed October 7, 2003).
10.9		First Amendment to Credit Agreement dated as of December 22, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.9 to United Components’ Report on Form 10-K filed March 30, 2004).
**10	.10	Amended and Restated Stock Option Plan of UCI Acquisition Holdings, Inc., effective as of November 21, 2003 (incorporated by reference to Exhibit 10.10 to United Components’ Report on Form 10-K filed March 30, 2004).
**10	.11	UCI Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to United Components’ Report on Form 10-K filed March 30, 2004).
*21	.1	List of Subsidiaries.

*	Filed herewith.

**	Management contract or compensatory plan or arrangement.
      (c) Exhibits

Exhibit 2.1	Stock Purchase Agreement by and among United Components, Inc., ACAS Acquisitions (ASC), Inc. and the Sellers named herein, dated as of March 8, 2006.

Exhibit 21.1	List of Subsidiaries.

Exhibit 31.1.	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1*	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

By:	/s/ Charles T. Dickson

Name: Charles T. Dickson

Title:	Chief Financial Officer
Date: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Zorich Bruce M. Zorich	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Charles T. Dickson Charles T. Dickson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2006

/s/ David L. Squier David L. Squier	Chairman	March 31, 2006

/s/ Daniel F. Akerson Daniel F. Akerson	Director	March 31, 2006

/s/ Daniel A. Bellissimo Daniel A. Bellissimo	Director	March 31, 2006

/s/ Ian I. Fujiyama Ian I. Fujiyama	Director	March 31, 2006

/s/ Paul R. Lederer Paul R. Lederer	Director	March 31, 2006

/s/ Raymond A. Ranelli Raymond A. Ranelli	Director	March 31, 2006

/s/ John C. Ritter John C. Ritter	Director	March 31, 2006