Form 10-Q
period 2006-03-31
UNITED COMPONENTS INC
filed 2006-05-10
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
     Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
     Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of May 4, 2006.

United Components, Inc.

Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets — March 31, 2006 and December 31, 2005
Condensed consolidated income statements — Three months ended March 31, 2006 and 2005
Condensed consolidated statements of cash flows — Three months ended March 31, 2006 and 2005
Condensed consolidated statements of changes in shareholder’s equity — Three months ended March 31, 2006 and 2005
Notes to condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Default Upon Senior Securities

Item 4.	Submission of Matters to Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31,	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$45,074	$26,182
Accounts receivable, net	265,533	259,619
Inventories, net	184,476	183,186
Deferred tax assets	27,383	26,295
Other current assets	18,212	22,123

Total current assets	540,678	517,405

Property, plant and equipment, net	192,024	194,600
Goodwill	166,559	166,559
Other intangible assets, net	86,234	87,197
Deferred financing costs, net	5,854	6,177
Pension and other assets	13,002	12,904

Total assets	$1,004,351	$984,842

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$118,724	$109,912
Short-term borrowings	319	261
Current maturities of long-term debt	1	12
Accrued expenses and other current liabilities	101,721	96,064

Total current liabilities	220,765	206,249

Long-term debt, less current maturities	442,432	442,274
Pension and other postretirement liabilities	51,081	49,623
Deferred tax liabilities	2,382	4,380
Other long-term liabilities	1,306	1,970
Contingencies — Note H	—	—

Total liabilities	717,966	704,496

Shareholder’s equity
Common stock	—	—
Additional paid in capital	264,393	263,636
Retained earnings	22,299	17,546
Accumulated other comprehensive income (loss)	(307)	(836)

Total shareholder’s equity	286,385	280,346

Total liabilities and shareholder’s equity	$1,004,351	$984,842

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended March 31,
	2006	2005
Net sales	$263,665	$245,506
Cost of sales	209,515	199,420

Gross profit	54,150	46,086

Operating expenses
Selling and warehousing	18,923	18,263
General and administrative	14,537	12,419
Amortization of acquired intangible assets	1,383	1,532
Costs of closing facilities and consolidating operations — Note B	1,393	—

Operating income	17,914	13,872

Other income (expense)
Interest expense, net	(9,375)	(8,772)
Management fee expense	(500)	(500)
Miscellaneous, net	(77)	(52)

Income before income taxes	7,962	4,548
Income tax expense	3,209	1,819

Net income	$4,753	$2,729

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,753	$2,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	9,545	9,840
Amortization of deferred financing costs and debt issuance costs	481	493
Deferred income taxes	(3,435)	595
Other non-cash, net	1,584	1,774
Changes in operating assets and liabilities
Accounts receivable	(5,752)	(5,648)
Inventories	(1,290)	(5,002)
Other current assets	(2,492)	(1,918)
Accounts payable	8,729	19,669
Accrued expenses and other current liabilities	12,060	2,589
Other assets	(99)	(1,329)
Other long-term liabilities	700	1,319

Net cash provided by operating activities	24,784	25,111

Cash flows from investing activities:
Capital expenditures	(6,479)	(9,687)
Proceeds from sale of property, plant and equipment	175	112

Net cash used in investing activities	(6,304)	(9,575)

Cash flows from financing activities:
Issuances of debt	58	39
Debt repayments	(11)	(583)
Shareholder’s equity contribution	340	600

Net cash provided by financing activities	387	56

Effect of exchange rate changes on cash	25	(127)

Net increase in cash and cash equivalents	18,892	15,465

Cash and cash equivalents at beginning of year	26,182	11,291

Cash and cash equivalents at end of period	$45,074	$26,756

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid In	Retained	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Equity	Income
Balance at January 1, 2005	$—	$263,120	$22,074	$2,726	$287,920
Additions to paid in capital		600			600
Comprehensive income
Net income			2,729		2,729	$2,729
Other comprehensive loss
Interest rate swaps				(34)	(34)	(34)
Foreign currency adjustment				(990)	(990)	(990)

Total comprehensive income						$1,705

Balance at March 31, 2005	$—	$263,720	$24,803	$1,702	$290,225

Balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		340			340
Recognition of stock based compensation expense		417			417
Comprehensive income
Net income			4,753		4,753	$4,753
Other comprehensive income
Interest rate swaps				355	355	355
Foreign currency adjustment				174	174	174

Total comprehensive income						$5,282

Balance at March 31, 2006	$—	$264,393	$22,299	$(307)	$286,385

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is a wholly-owned subsidiary of UCI Acquisition Holdings, Inc. (“Holdings”). Holdings and UCI are corporations formed at the direction of The Carlyle Group. At March 31, 2006, affiliates of The Carlyle Group own 98.5% of Holdings’ common stock, and the remainder is owned by certain members of senior management and UCI’s Board of Directors.
The Company operates in one business segment through its subsidiaries. The Company manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America and Europe.
On March 9, 2006, the Company entered into a definitive agreement under which the Company will acquire all of the capital stock of ASC Industries, Inc. (“ASC”). ASC is a manufacturer and distributor of water pumps, with 2005 revenue of $106 million. The purchase price is approximately $155 million at closing, including the assumption of certain debt. The Company may also pay ASC stockholders an additional $4 million in purchase price following the acquisition, based upon the achievement of certain operational objectives. Completion of the transaction is subject to obtaining financing for the transaction.
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
The December 31, 2005 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The financial statements at March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of the Company, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE B — COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS
The following table summarizes costs of closing facilities that were recorded in the quarter ended March 31, 2006 (in millions):

	Asset
	write-downs	Severance	Other	Total
Closure of Canadian facility	$0.5	$0.4	$0.1	$1.0

Closure of Mexican facility	—	—	0.4	0.4

	$0.5	$0.4	$0.5	$1.4

Closure of Canadian facility
In March 2006, the Company decided to close its Canadian facility, which manufactures and distributes mechanical fuel pumps. This production and distribution will be transferred to the Company’s fuel pump operations in Fairfield, Illinois.
Closure is expected to be completed by the end of the third quarter of 2006. The $0.5 million of severance and other costs is expected to be paid by the end of 2006.
This Canadian facility had sales in the first quarter of 2006 and 2005, of $1.3 million and $1.9 million, respectively. Pretax income (loss) for the same two periods was $(0.2) million and $0.2 million, respectively.
Closure of Mexican facility
See Note N for a description.
2006 expenditures for 2005 loss provision
In 2005, the Company recorded $21.5 million for asset impairments and other costs. At December 31, 2005, the accrued liability balance related to this loss provision was $1.2 million. This accrual was for a loss related to a contractual commitment for outsourced computer processing services that will not be used, and therefore, will not provide future economic benefit.
The following table summarizes changes to the $1.2 million accrual in the quarter ended March 31, 2006 (in millions):

December 31, 2005 balance	$1.2

Cash paid	(0.2)

March 31, 2006 balance	$1.0

NOTE C — SALES OF RECEIVABLES
The Company has agreements to sell undivided interests in certain of its receivables to a factoring company, which in turn has the right to sell an undivided interest to a financial institution or other third party. The Company enters these agreements at its discretion when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, the Company sold $4.9 million and $5.1 million of receivables during the first quarter of 2006 and 2005, respectively, of which $4.9 million and $5.1 million would otherwise have been outstanding at March 31, 2006 and 2005, respectively. The Company retained no rights or interest and has no obligations with respect to the sold receivables. The Company does not service the receivables after the sales.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were a 0.25% agent’s fee and a discount deducted by the factoring company, which is calculated based on LIBOR plus 1.5%. These costs were $77,000 and $57,000 in the first quarter of 2006 and 2005, respectively, and are recorded in miscellaneous, net.
NOTE D — INVENTORIES
The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$55,186	$46,185
Work in process	27,534	28,231
Finished products	123,287	130,747
Valuation reserves	(21,531)	(21,977)

	$184,476	$183,186

NOTE E — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
Salaries and wages	$3,284	$3,185
Bonuses	2,744	3,919
Vacation pay	6,242	5,563
Pension and other postretirement liabilities	8,705	8,705
Product returns	27,472	26,744
Rebates, credits and discounts due customers	9,265	11,447
Insurance	11,043	9,693
Taxes payable	8,599	7,604
Interest	8,357	3,043
Other	16,010	16,161

	$101,721	$96,064

NOTE F — PRODUCT RETURNS LIABILITY
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
to another vendor, it is industry practice for the new vendor, and not the Company, to accept any inventory returns resulting from the vendor change.
The changes in the Company’s product returns liability are as follows (in thousands):

	Three Months ended March 31,
	2006	2005
Beginning of year	$26,744	$15,291
Cost of unsalvageable parts	(9,108)	(9,527)
Additional reductions to sales	9,837	9,355

End of period	$27,473	$15,119

NOTE G — PENSION
The following are the components of net periodic pension expense (in thousands):

	Three Months ended March 31,
	2006	2005
Service cost	$2,300	$2,217
Interest cost	3,488	3,224
Expected return on plan assets	(3,715)	(3,486)
Amortization of transition asset	—	6
Amortization of prior services cost	33	22
Amortization of unrecognized loss	128	10

	$2,234	$1,993

NOTE H — CONTINGENCIES
Environmental
The Company is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. The Company has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $2.3 million accrued at March 31, 2006 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

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
During the fourth quarter of 2005, the Company recorded a $1.0 million accrued liability for this matter and recorded a corresponding $1.0 million receivable, which is included in other current assets. These balances have not changed as of March 31, 2006.
International Asset Transfers
The Company is continuing to evaluate the adequacy of its documentation of certain international asset transfers. It is uncertain if such documentation will be deemed complete. Therefore, the Company could be subject to fines estimated to range from $250,000 to $1 million. During the fourth quarter of 2005, the Company recorded a $250,000 accrued liability for these fines. This amount is unchanged as of March 31, 2006.
NOTE I — GEOGRAPHIC INFORMATION
The Company had the following net sales by country (in thousands):

	Three Months ended March 31,
	2006	2005
United States	$213,405	$197,866
Mexico	9,558	6,161
United Kingdom	9,278	9,802
Canada	7,952	7,830
Germany	3,802	4,092
France	2,900	2,865
Belgium	2,346	1,874
Sweden	1,405	1,703
Spain	1,031	1,064
Other	11,988	12,249

	$263,665	$245,506

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Net long-lived assets by country are as follows (in thousands):

	March 31,	December 31,
	2006	2005
United States	$250,121	$253,349
United Kingdom	30,357	30,263
Mexico	13,025	13,129
Spain	3,585	3,639
Canada	26	498
Goodwill	166,559	166,559

	$463,673	$467,437

NOTE J — STOCK OPTIONS
Adoption of SFAS No. 123R
In January 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.” The Company elected the modified prospective method of adoption under which prior periods are not revised.
In the quarter ended March 31, 2006, a $0.4 million expense ($0.2 million after-tax) was recorded for stock option based compensation. In accordance with the accounting rules applied in 2005, there was no such expense recorded in the first quarter of 2005.
Prior to January 2006, the Company accounted for stock options in accordance with the disclosure-only provisions of SFAS No. 123, which permitted the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, the intrinsic-value-based method of accounting for stock option plans was used. Under this method, compensation cost was the excess, if any, of the market price at the grant date over the amount an employee must pay to acquire the stock. All UCI stock options have been granted with an exercise price of not less than the market value of the common stock on the date of the grant; therefore, no compensation expense has been recorded in any period prior to the adoption of SFAS No. 123R. Had the compensation expense for these stock options been applied using the fair-value-based method at the grant date, rather than the intrinsic-value-method of accounting, the pro forma amounts would have been as follows for the three months ended March 31, 2005 (in millions):

Net income as reported	$2.7
Pro forma stock-based compensation expense, net of tax	0.4

Pro forma net income	$2.3

Description of Plan and Valuation of Stock Options
UCI’s parent, Holdings, adopted a stock option plan in 2003 (the “Plan”). The Plan permits the granting of options to purchase shares of common stock of Holdings to UCI’s employees, directors, and consultants. Options granted pursuant to the Plan must be authorized by the Compensation Committee of the Board of Directors of Holdings (the “Compensation Committee”). The aggregate number of shares of Holdings’ common stock that may be issued under the Plan may not exceed 338,778. The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the Plan. No option life can be greater than ten years. Options currently vest over an 8 year period, and vesting of a portion of the options could accelerate if UCI achieves certain financial targets, or in the event of certain changes in ownership. Since the inception of the Plan, the exercise price of all options granted has been $100, equal to the estimated market value of Holdings’ common stock on the date of grant.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Information related to the number of shares under options for the three months ended March 31, 2006 follows:

Number of shares under option:
Outstanding at December 31, 2005	304,040
Granted	5,000
Exercised	—
Cancelled	(8,100)

Outstanding at March 31, 2006	300,940

Exercisable at March 31, 2006	88,468

The weighted-average remaining life of options that are exercisable at March 31, 2006, and for all options outstanding at March 31, 2006, is 8 years. The weighted-average exercise price and intrinsic value for all options outstanding, granted, cancelled, and exercisable was $100 per share and $0 per share, respectively.
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of grant using the assumptions listed below. The fair value of options granted in the first quarter of 2006 was $53.51.

Three Months
ended
March 31, 2006
Dividend yield	0.00%
Risk-free interest rate	4.34%
Volatility	41.00%
Expected option term in years	8
Exercise price	$100
Market value	$100
Because of its large outstanding debt balances, the Company does not anticipate paying cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero. The expected option term is based on the assumption that options will be outstanding throughout their 8-year vesting period. Volatility is based upon the volatility of comparable publicly traded companies. Because Holdings is not publicly traded, the market value of its stock is estimated based upon the valuation of comparable publicly traded companies, valuation of reported acquisitions of comparable companies, and discounted cash flows.
At March 31, 2006, there was $5.2 million of unrecognized compensation cost relating to outstanding unvested stock options. Approximately $1.2 million of this cost will be recognized in the remainder of 2006, $1.1 million in 2007, and the balance in declining amounts through 2014.
The $0.4 million of stock option based compensation expense recorded in the first quarter of 2006 is a non-cash charge. Since the inception of the Plan, no options granted have been exercised and, accordingly, no cash has been received from any option holder.
NOTE K — NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, “Share-Based Payment” (see Note J).

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under previously existing guidelines, items such as idle facility expense, excessive spoilage and re-handling costs were recorded as adjustments to the value of inventory unless they were “so abnormal” as to require them to be treated as current period charges. SFAS No. 151 requires that abnormal levels of such items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. The accounting provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred in the first quarter of 2006. Adoption of SFAS No. 151 did not have a material effect on the Company’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement, which is effective for fiscal years beginning after September 15, 2006, was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The implementation of SFAS No. 156 is not expected to have a material effect on the Company’s financial statements.
NOTE L — OTHER INFORMATION
At March 31, 2006, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest and income taxes (net of refunds) are as follows (in thousands):

	Three Months ended March 31,
	2006	2005
Interest	$4,009	$2,956
Income taxes (net of refunds)	218	4,709
NOTE M — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
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
The information, which follows in this Note M, includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI. Also included are consolidating entries, which principally consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.
Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company thinks separate financial statements and other disclosure regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M (continued)
Consolidating Condensed Balance Sheet
March 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$45,074	$—	$37,602	$1,306	$6,166
Accounts receivable, net	265,533	—	75	237,810	27,648
Inventories, net	184,476	—	—	169,398	15,078
Deferred tax assets	27,383	—	1,776	24,957	650
Other current assets	18,212	—	1,261	10,009	6,942

Total current assets	540,678	—	40,714	443,480	56,484

Property, plant and equipment, net	192,024	—	270	149,679	42,075
Intercompany receivables	—	(118,433)	5,647	110,358	2,428
Intercompany notes receivable	—	(467,000)	467,000	—	—
Investment in subsidiaries	—	(154,317)	153,590	727	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	86,234	—	15,063	68,771	2,400
Deferred financing costs, net	5,854	—	5,854	—	—
Pension and other assets	13,002	—	310	12,497	195

Total assets	$1,004,351	$(739,750)	$855,007	$785,512	$103,582

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$118,724	$—	$3,249	$98,455	$17,020
Short-term borrowings	319	—	—	—	319
Current maturities of long-term debt	1	—	—	—	1
Accrued expenses and other current liabilities	101,721	—	15,444	78,117	8,160

Total current liabilities	220,765	—	18,693	176,572	25,500

Long-term debt, less current maturities	442,432	—	442,432	—	—
Pension and other postretirement liabilities	51,081	—	—	35,837	15,244
Deferred tax liabilities	2,382	—	10,283	(1,194)	(6,707)
Other long-term liabilities	1,306	—	816	1,306	(816)
Intercompany payables	—	(118,433)	96,398	7,542	14,493
Intercompany notes payable	—	(467,000)	—	447,000	20,000

Total shareholder’s equity	286,385	(154,317)	286,385	118,449	35,868

Total liabilities and shareholder’s equity	$1,004,351	$(739,750)	$855,007	$785,512	$103,582

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M (continued)
Consolidating Condensed Balance Sheet
December 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$26,182	$—	$20,029	$1,307	$4,846
Accounts receivable, net	259,619	—	—	235,595	24,024
Inventories, net	183,186	—	—	167,807	15,379
Deferred tax assets	26,295	—	103	25,633	559
Other current assets	22,123	—	7,232	8,826	6,065

Total current assets	517,405	—	27,364	439,168	50,873

Property, plant and equipment, net	194,600	—	302	151,615	42,683
Intercompany receivables	—	(85,721)	—	84,029	1,692
Intercompany notes receivable	—	(467,000)	467,000	—	—
Investment in subsidiaries	—	(141,742)	141,126	616	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	87,197	—	14,643	70,154	2,400
Deferred financing costs, net	6,177	—	6,177	—	—
Pension and other assets	12,904	—	305	12,454	145

Total assets	$984,842	$(694,463)	$823,476	$758,036	$97,793

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$109,912	$—	$4,647	$90,698	$14,567
Short-term borrowings	261	—	—	—	261
Current maturities of long-term debt	12	—	—	—	12
Accrued expenses and other current liabilities	96,064	—	11,097	77,635	7,332

Total current liabilities	206,249	—	15,744	168,333	22,172

Long-term debt, less current maturities	442,274	—	442,274	—	—
Pension and other postretirement liabilities	49,623	—	—	34,406	15,217
Deferred tax liabilities	4,380	—	13,377	(3,941)	(5,056)
Other long-term liabilities	1,970	—	816	1,970	(816)
Intercompany payables	—	(85,721)	70,919	1,532	13,270
Intercompany notes payable	—	(467,000)	—	447,000	20,000

Total shareholder’s equity	280,346	(141,742)	280,346	108,736	33,006

Total liabilities and shareholder’s equity	$984,842	$(694,463)	$823,476	$758,036	$97,793

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M (continued)
Consolidating Condensed Income Statement
Three Months Ended March 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$263,665	$(4,963)	$—	$234,829	$33,799
Cost of sales	209,515	(4,963)	—	187,463	27,015

Gross profit	54,150	—	—	47,366	6,784

Operating expenses
Selling and warehousing	18,923	—	292	16,621	2,010
General and administrative	14,537	—	3,945	8,011	2,581
Amortization of acquired intangible assets	1,383	—	—	1,383	—
Costs of closing facilities and consolidating operations	1,393	—	—	402	991

Operating income (loss)	17,914	—	(4,237)	20,949	1,202

Other income (expense)
Interest expense, net	(9,375)	—	(9,442)	3	64
Intercompany interest	—	—	9,892	(9,325)	(567)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(77)	—	—	(77)	—

Income (loss) before income taxes	7,962	—	(4,287)	11,550	699
Income tax expense (benefit)	3,209	—	(1,507)	4,425	291

Increase (decrease) before equity in earnings of subsidiaries	4,753	—	(2,780)	7,125	408

Equity in earnings of subsidiaries	—	(7,627)	7,533	94	—

Net income	$4,753	$(7,627)	$4,753	$7,219	$408

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M (continued)
Consolidating Condensed Income Statement
Three Months Ended March 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$245,506	$(3,272)	$—	$214,650	$34,128
Cost of sales	199,420	(3,272)	—	175,433	27,259

Gross profit	46,086	—	—	39,217	6,869

Operating expenses
Selling and warehousing	18,263	—	—	16,361	1,902
General and administrative	12,419	—	3,707	5,661	3,051
Amortization of acquired intangible assets	1,532	—	—	1,532	—

Operating income (loss)	13,872	—	(3,707)	15,663	1,916

Other income (expense)
Interest expense, net	(8,772)	—	(8,759)	2	(15)
Intercompany interest	—	—	6,174	(5,667)	(507)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(52)	—	—	119	(171)

Income (loss) before income taxes	4,548	—	(6,792)	10,117	1,223
Income tax expense (benefit)	1,819	—	(2,656)	4,047	428

Increase (decrease) before equity in earnings of subsidiaries	2,729	—	(4,136)	6,070	795

Equity in earnings of subsidiaries	—	(6,185)	6,865	(680)	—

Net income	$2,729	$(6,185)	$2,729	$5,390	$795

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M (continued)
Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$24,784	$—	$18,257	$3,996	$2,531

Cash flows from investing activities:
Capital expenditures	(6,479)	—	(1,024)	(4,041)	(1,414)
Proceeds from sale of property, plant and equipment	175	—	—	44	131

Net cash used in investing activities	(6,304)	—	(1,024)	(3,997)	(1,283)

Cash flows from financing activities:
Issuances of debt	58	—	—	—	58
Debt repayments	(11)	—	—	—	(11)
Shareholder’s equity contribution	340	—	340	—	—

Net cash provided by financing activities	387	—	340	—	47

Effect of exchange rate changes on cash	25	—	—	—	25

Net increase (decrease) in cash and cash equivalents	18,892	—	17,573	(1)	1,320

Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Cash and cash equivalents at end of period	$45,074	$—	$37,602	$1,306	$6,166

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M (continued)
Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$25,111	$—	$17,759	$4,201	$3,151

Cash flows from investing activities:
Capital expenditures	(9,687)	—	(3,514)	(4,280)	(1,893)
Proceeds from sale of property, plant and equipment	112	—	—	9	103

Net cash used in investing activities	(9,575)	—	(3,514)	(4,271)	(1,790)

Cash flows from financing activities:
Issuances of debt	8,039	—	8,000	—	39
Debt repayments	(8,583)	—	(8,500)	—	(83)
Other	600	—	600	—	—

Net cash provided by (used in) financing activities	56	—	100	—	(44)

Effect of exchange rate changes on cash	(127)	—	—	—	(127)

Net increase (decrease) in cash and cash equivalents	15,465	—	14,345	(70)	1,190

Cash and cash equivalents at beginning of year	11,291	—	3,916	2,114	5,261

Cash and cash equivalents at end of period	$26,756	$—	$18,261	$2,044	$6,451

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE N — SUBSEQUENT EVENT
On April 24, 2006, the Company announced that it will close its Mexican filter manufacturing plant and transfer production to its Albion, Illinois filter manufacturing facility. The Mexican plant is expected to be closed by the end of the third quarter of 2006. In 2005, the Mexican facility produced approximately 13% of the Company’s filters.
In the first quarter of 2006, the Company incurred $0.4 million of professional fees and other costs related to this consolidation.
In the second quarter of 2006, the Company will record an additional pretax loss of approximately $6.2 million related to closing the Mexican facility and consolidating operations in Illinois. This loss includes approximately $2.0 million of severance payments, a $1.9 million non-cash write-down of land and building to estimated net realizable value, $1.3 million of non-cash equipment write-offs and $1.0 million of other cash costs. The Company will not recognize tax benefits on approximately $4.4 million of these losses because realization of such benefits is not probable. In connection with this consolidation, the Company will spend approximately $1.3 million for capital expenditures.

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
These forward-looking statements are based on the Company’s expectations and beliefs concerning future events affecting the Company. They are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. The Company cautions the reader that these uncertainties and factors, including those discussed in Item 1A of the Company’s 2005 Annual Report on Form 10-K and in other SEC filings, could cause the Company’s actual results to differ materially from those stated in the forward-looking statements.
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
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, driveline components and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 78% of our net sales in 2005 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an annual rate of approximately 4.2% from 1995 through 2004. We believe it will continue to grow, at least in the near term. We believe we are well positioned to participate in that growth.
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
However, it is also important to note that in 2005, 20% and in 2004, 22% of our total net sales were derived from our business with AutoZone, and our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. In the first quarter of 2005, we transitioned one product line to an AutoZone program called Pay-on-Scan. Under this program, we retain title to the product at AutoZone locations, and we record sales for the product when an AutoZone customer purchases it. As part of this transition, we bought back an immaterial amount of our products from AutoZone and will resell the product to AutoZone under the Pay-on-Scan program. We do not expect the transition to the Pay-on-Scan program for this product line to have a material impact on our financial condition or results of operations. We currently have no agreement to expand the Pay-on-Scan program beyond the single product line. AutoZone may in the future, however, request that we transition additional products to the Pay-on-Scan program. Any such transition or other change in the terms of sale to this customer could result in, among other things, an increase in the time it takes for us to record sales or collect on receivables, which could have a material impact on our financial condition or results of operations. In 2005, AutoZone announced its intent to transition a significant percentage of its purchases from suppliers to the Pay-on-Scan program.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices the Company paid for steel stabilized. However, current industry trends indicate that the cost of steel may increase later in 2006. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of the UCI’s price increases, adversely affected pretax income by approximately $1.0 million in the first quarter of 2005 compared to the first quarter of 2004. The impact of higher steel costs, net of UCI’s price increases, for the first quarter of 2006 was unchanged from the first quarter of 2005. For the full year 2006, the impact of steel costs, net of the Company’s price increases, is forecasted to be comparable to 2005. This forecast is based on assumptions regarding the future cost of steel and the Company’s ability to increase selling prices on products with high steel content. Actual events could vary significantly from the Company’s assumptions. Consequently, the actual effect of higher steel costs could be significantly different than the Company’s forecast.
Selling and Warehousing Expenses. Selling and warehousing expenses primarily include sales and marketing, warehousing and distribution costs. Our major cost elements include salaries and wages, pension and fringe benefits, depreciation, advertising and information technology costs.

Management intends to leverage the fixed portion of selling and warehousing as sales increase. Consequently, management thinks that selling and warehousing expense as a percentage of sales is a key measure and is working to reduce this percentage.
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
Product Returns. Credits for parts returned under warranty and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and other factors. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Our customers have the right, in varying degrees, to return excess quantities of product. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results.

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
Postretirement health obligations are actuarially determined and are based on assumptions including discount rate, life expectancy and health care cost trends. Changes in the discount rate, and differences between actual results and assumptions, will affect the amount of expense we recognize in future periods. A one percent increase or decrease in the assumed health care cost trends would result in a $45,000 annual increase and a $39,000 annual decrease in postretirement health costs, respectively.
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
Environmental Expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates. The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s March 31, 2006 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.3 million accrued at March 31, 2006 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Pending Acquisition of ASC Industries, Inc.
On March 9, 2006, the Company entered into a definitive agreement under which the Company will acquire all of the capital stock of ASC Industries, Inc. (“ASC”). ASC is a manufacturer and distributor of water pumps, with 2005 revenue of $106 million. The purchase price is approximately $155 million at closing, including the assumption of certain debt. The Company may also pay ASC stockholders an additional $4 million in purchase price following the acquisition, based upon the achievement of certain operational objectives. Completion of the transaction is subject to obtaining financing for the transaction.

The Company expects to fund the acquisition with $115 million of additional borrowings. The Company intends to amend the credit agreement related to its existing senior credit facilities to replace the existing term loan with a new term loan, which will provide the additional borrowing capacity. The Company expects to obtain the additional borrowing capacity in the second quarter of 2006. This additional debt will have a significant impact on our interest expense and liquidity.
Results of Operations
The following table was derived from the Company’s unaudited condensed consolidated income statements for the three months ended March 31, 2006 and 2005. The amounts are presented in millions of dollars.

	Three Months ended March 31,
	2006	2005
Net sales	$263.7	$245.5
Cost of sales	209.5	199.4

Gross profit	54.2	46.1

Operating expenses
Selling and warehousing	19.0	18.3
General and administrative	14.5	12.4
Amortization of acquired intangible assets	1.4	1.5
Costs of closing facilities and consolidating operations	1.4	—

Operating income	17.9	13.9

Other income (expense)
Interest expense, net	(9.4)	(8.8)
Management fee expense	(0.5)	(0.5)
Miscellaneous, net	—	(0.1)

Income before income taxes	8.0	4.5
Income tax expense	3.2	1.8

Net income	$4.8	$2.7

Three Months Ended March 31, 2006 Compared with the Three Months Ended March 31, 2005
Net sales. Net sales increased $18.2 million, or 7.4%, from $245.5 million in the 2005 quarter to $263.7 million in the 2006 quarter. The increase was volume driven, with higher sales to the retail, heavy-duty and OEM market channels. Sales to the traditional and OES channels were slightly lower in the 2006 quarter. The increase in sales includes an approximate 2% increase attributable to initial rollouts related to the Company’s initiative to expand into additional product lines with existing customers. There is no assurance that this trend will occur in future quarters.

Gross Profit. Results for the 2005 quarter included $0.8 million of non-recurring facilities consolidation and severance costs. Results for the 2006 quarter included $0.3 million of severance costs.
Excluding these non-recurring charges, gross profit increased to $54.5 million in the first quarter of 2006 from $46.9 million in the 2005 quarter, and the gross margin percentage increased to 20.7% in the 2006 quarter from 19.1% in first quarter of 2005.
Higher sales volume in the 2006 quarter was a major factor in our gross profit increase for the quarter. The remaining increase in gross profit and the improvement in gross margin percentage were primarily due to significant benefits from our manufacturing and procurement cost reduction initiatives, which more than offset the cost of inflation-driven wage and other cost increases, including increases in raw material, freight and utility costs due to the rising price of energy. Other factors leading to the improvement in gross margin were the lower per-unit cost of manufacturing at higher production volumes and a favorable sales mix.
Selling and warehousing expenses. Selling and warehousing expenses were $19.0 million for the 2006 quarter, $0.7 million higher than the 2005 quarter. This increase is primarily attributable to higher employee bonuses and the effects of inflation on employee-related and other operating costs. This cost was 7.2% of sales in the 2006 quarter and 7.5% in the 2005 quarter.
General and administrative expenses. General and administrative expense increased by $2.1 million, or 17.1%, to $14.5 million in the 2006 quarter. The increase is primarily due to higher employee bonus expense, inflation-driven cost increases, and the cost of employee stock option based compensation. Also contributing to the increase was the Company’s continuing investment in processes necessary to drive improvements in future operational efficiencies.
The employee stock option based compensation expense in 2006 is the result of implementing SFAS No. 123R, “Stock-Based Payments,” in 2006. In the first quarter of 2006, general and administrative expense included $0.3 million of such expense and cost of sales and selling expense included a combined $0.1 million of this expense. The full year expense for 2006 is expected to be approximately $2.0 million. In 2005, prior to adoption of SFAS No. 123R, we did not record an expense for stock option based compensation.
Costs of closing facilities and consolidating operations. See Note B to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense increased $0.6 million from $8.8 million in 2005 to $9.4 million in 2006. The increase was attributable to higher interest rates, partially offset by lower debt levels and $0.3 million more interest income in 2006. The higher interest income was due to high cash balances in the 2006 quarter.
Income tax expense. Income tax expense was higher in the 2006 quarter because pretax income was higher.
Net Income. Due to the factors described above, net income increased $2.1 million from $2.7 million in the 2005 quarter to $4.8 million in the 2006 quarter.
Closing of the Mexican filter manufacturing plant and transferring production to Illinois
On April 24, 2006, the Company announced that it will close its Mexican filter manufacturing plant and transfer production to its Albion, Illinois filter manufacturing facility. The Mexican plant is expected to be closed by the end of the third quarter of 2006. In 2005, the Mexican facility produced approximately 13% of the Company’s filters.

In the first quarter of 2006, the Company incurred $0.4 million of professional fees and other costs related to this consolidation.
In the second quarter of 2006, the Company will record an additional pretax loss of approximately $6.2 million related to closing the Mexican facility and consolidating operations in Illinois. This loss includes approximately $2.0 million of severance payments, a $1.9 million non-cash write-down of land and building to estimated net realizable value, $1.3 million of non-cash equipment write-offs and $1.0 million of other cash costs. The Company will not recognize tax benefits on approximately $4.4 million of these losses because realization of such benefits is not probable. In connection with this consolidation, the Company will spend approximately $1.3 million for capital expenditures.
We will continue to operate the Mexican sales and distribution center. We do not expect the closing of the Mexican production plant to have any effect on sales. The cost reduction benefits of this consolidation of filter manufacturing will be reflected in the Company’s results in late 2006 or early 2007.
Liquidity and Capital Resources
At March 31, 2006 and December 31, 2005, the Company had $45.1 million and $26.2 million of cash, respectively. Outstanding debt at March 31, 2006 and December 31, 2005, was $442.8 million and $442.5 million, respectively, as follows (in millions):

	March 31,	December 31,
	2006	2005
Notes payable	$0.3	$0.3
Term loan	217.0	217.0
Senior subordinated notes	230.0	230.0
Debt issuance costs	(4.5)	(4.8)

	$442.8	$442.5

In June 2005, the Company made a voluntary prepayment of $15 million of term loan borrowings. Because of this and previous voluntary prepayments of $65 million in 2004, the Company does not have any required repayments of its senior credit facility term loans until December 2007. The $0.3 million of notes payable is routine short-term borrowings by our foreign operations. The Company’s $230 million senior subordinated notes are due in 2013. Below is a schedule of future debt payments as of March 31, 2006. The amounts are presented in millions of dollars.

2006	$0.3
2007	0.6
2008	2.2
2009	107.7
2010	106.5
Thereafter	230.0

$447.3

On June 16, 2005, the Company entered into an amendment to the senior credit facility which permits the Company to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of May 4, 2006, the Company had not repurchased any of the senior subordinated notes, although it may, under appropriate circumstances, do so in the future.
The Company’s significant debt service obligation is an important factor when assessing the Company’s liquidity and capital resources. At the March 31, 2006 debt level, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $38.9 million at March 31, 2006 borrowing rates. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.3 million. The Company’s significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. In the first quarter of 2006, capital expenditures were $6.5 million and in 2006, the Company expects capital expenditures to be between $25 million and $30 million. At March 31, 2006, $8.0 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $67.0 million of unused borrowing capacity at March 31, 2006.
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
The Company’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with one of our customers, which has resulted in the sales of approximately $4.9 million of receivables during the first quarter of 2006 which would otherwise have been outstanding at March 31, 2006. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.
Net cash provided by operating activities
Net cash provided by operating activities for the first quarter of 2006 was $24.8 million. Profits, before deducting depreciation and amortization, generated $14.8 million of cash. Increases in trade receivables and inventory resulted in uses of cash of $5.8 million and $1.3 million, respectively. Higher sales in the first quarter of 2006 compared to the fourth quarter of 2005 caused receivables to increase. This increase was partially offset by the normal timing of collections. The receivables and inventory uses of cash were offset by cash generated from an $8.7 million increase in accounts payable. This increase in payables is due to higher purchases of inventory in the 2006 quarter and the timing of disbursements. $5.3 million of first quarter interest expense will be paid in the second quarter of 2006 and, therefore, benefited first quarter cash flow. Changes in all other assets and liabilities netted to a $3.1 million positive effect on cash.

Net cash used in investing activities
Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the quarter ended March 31, 2006 and 2005 were $6.5 million and $9.7 million, respectively. Approximately $1.0 million and $3.4 million, respectively, of the 2006 and 2005 capital expenditures were related to the implementation of a new, fully integrated information technology system that has been partially implemented at certain domestic operations. The new information system is designed to support financial reporting and operations.
Recent Accounting Pronouncements
Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, “Share-Based Payment” (see Note J to the financial statements included in this Form 10-Q).
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and wasted materials. Under previously existing guidelines, items such as idle facility expense, excessive spoilage and re-handling costs were recorded as adjustments to the value of inventory unless they were “so abnormal” as to require them to be treated as current period charges. SFAS No. 151 requires that abnormal levels of such items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. The accounting provisions of SFAS No. 151 are to be applied prospectively and are effective for inventory costs incurred in the first quarter of 2006. Adoption of SFAS No. 151 did not have a material effect on the Company’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This statement, which is effective for fiscal years beginning after September 15, 2006, was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The implementation of SFAS No. 156 is not expected to have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso and British pound. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. During 2005, approximately 12% of our business was transacted in local currencies of foreign countries. While our international results of operations as measured in U.S. dollars are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our financial condition or results of operations. If the exchange rate between the foreign currencies and the U.S. dollar were to decrease by 10%, our annual net income would have been lower by $0.2 million in 2005 due to the reduction in reported results from our foreign operations.
The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded as other comprehensive income (loss) in our statement of shareholder’s equity. We manage this exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes in those countries.
Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets’ currencies and, therefore, have limited currency transaction exposure.
In the future, we expect to continue to monitor our currency transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2006, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Not Applicable.
Item 1.A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Default Upon Senior Securities
Not Applicable.
Item 4. Submission of Matters to Vote of Security Holders
Not Applicable.
Item 5. Other Information
Not Applicable.
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

UNITED COMPONENTS, INC.
Date: May 9, 2006	By:	/s/ Charles T. Dickson
	Name:	Charles T. Dickson
	Title:	Chief Financial Officer