Form 10-Q
period 2006-06-30
UNITED COMPONENTS INC
filed 2006-08-14
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
      Yes ☐ No ☑
      The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of August 14, 2006.

United Components, Inc.
Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets — June 30, 2006 and December 31, 2005
Condensed consolidated income statements — Three and six months ended June 30, 2006 and 2005
Condensed consolidated statements of cash flows — Six months ended June 30, 2006 and 2005
Condensed consolidated statements of changes in shareholder’s equity — Six months ended June 30, 2006 and 2005
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

Signatures

Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$56,966	$26,182
Accounts receivable, net	266,274	233,007
Inventories, net	190,928	150,190
Deferred tax assets	24,173	22,529
Other current assets	32,569	21,634
Assets of discontinued operations	—	63,863

Total current assets	570,910	517,405

Property, plant and equipment, net	192,631	180,647
Goodwill	233,912	166,559
Other intangible assets, net	101,657	87,197
Deferred financing costs, net	6,542	6,177
Pension and other assets	15,344	12,904
Assets held for sale	4,477	—
Assets of discontinued operations	—	13,953

Total assets	$1,125,473	$984,842

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$110,292	$94,613
Short-term borrowings	10,049	261
Current maturities of long-term debt	8,407	12
Accrued expenses and other current liabilities	103,041	93,585
Liabilities of discontinued operations	—	17,778

Total current liabilities	231,789	206,249

Long-term debt, less current maturities	548,401	442,274
Pension and other postretirement liabilities	50,145	49,623
Deferred tax liabilities	9,992	3,554
Other long-term liabilities	7,171	1,936
Liabilities of discontinued operations	—	860
Contingencies – Note O	—	—

Total liabilities	847,498	704,496

Shareholder’s equity
Common stock	—	—
Additional paid in capital	273,065	263,636
Retained earnings	3,178	17,546
Accumulated other comprehensive income (loss)	1,732	(836)

Total shareholder’s equity	277,975	280,346

Total liabilities and shareholder’s equity	$1,125,473	$984,842

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net sales	$245,795	$232,018	$476,575	$443,719
Cost of sales	196,787	184,141	378,930	354,364

Gross profit	49,008	47,877	97,645	89,355

Operating expenses
Selling and warehousing	15,724	15,361	31,969	30,598
General and administrative	10,795	10,970	23,704	22,029
Amortization of acquired intangible assets	1,690	1,532	2,929	3,064
Costs of integration of water pump operations and resulting asset impairment losses (Note C)	4,600	—	4,600	—
Costs of closing facilities and consolidating operations (Note E)	4,069	—	5,462	—
Loss on abandonment of an operation (Note F)	—	2,182	—	2,182

Operating income	12,130	17,832	28,981	31,482

Other income (expense)
Interest expense, net	(10,629)	(8,740)	(19,864)	(17,411)
Write-off of deferred financing costs (Note J)	(2,625)	—	(2,625)	—
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	14	(81)	(63)	(144)

Income (loss) before income taxes	(1,610)	8,511	5,429	12,927
Income tax expense	185	4,557	3,034	6,325

Net income (loss) from continuing operations	(1,795)	3,954	2,395	6,602

Discontinued operations (Note D)
Net income from discontinued operations, net of tax	946	420	1,509	501
Loss on sale of discontinued operations, net of tax	(18,272)	—	(18,272)	—

	(17,326)	420	(16,763)	501

Net (loss) income	$(19,121)	$4,374	$(14,368)	$7,103

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months ended June 30,
	2006	2005
Cash flows from operating activities of continuing operations
Net (loss) income	$(14,368)	$7,103
Less:
Net income from discontinued operations, net of tax	1,509	501
Loss on sale of discontinued operations, net of tax	(18,272)	—

Net income from continuing operations	2,395	6,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	18,332	18,377
Amortization of deferred financing costs and debt issuance costs	962	1,179
Deferred income taxes	(3,742)	(1,475)
Non-cash write off of deferred financing costs	2,625	—
Non-cash asset write-downs, described in Notes C and E	5,752	—
Other non-cash, net	467	(376)
Changes in operating assets and liabilities
Accounts receivable	(19,565)	(25,523)
Inventories	623	3,575
Other current assets	1,082	(1,344)
Accounts payable	(2,682)	20,327
Accrued expenses and other current liabilities	2,452	5,389
Other assets	941	214
Other long-term liabilities	1,096	2,474

Net cash provided by operating activities of continuing operations	10,738	29,419

Cash flows from investing activities of continuing operations
Acquisition of ASC Industries, Inc.	(123,477)	—
Proceeds from sale of discontinued operations	36,300	—
Capital expenditures	(11,685)	(18,060)
Proceeds from sale of property, plant and equipment	1,480	211

Net cash used in investing activities of continuing operations	(97,382)	(17,849)

Cash flows from financing activities of continuing operations
Issuances of debt	113,000	10,500
Financing fees	(3,636)	—
Debt repayments	(277)	(23,663)
Shareholder’s equity contributions	8,600	600

Net cash provided by (used in) financing activities of continuing operations	117,687	(12,563)

Discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	369	(462)
Net cash used in investing activities of discontinued operations	(806)	(831)

Effect of exchange rate changes on cash	178	(234)

Net increase (decrease) in cash and cash equivalents	30,784	(2,520)

Cash and cash equivalents at beginning of year	26,182	11,291

Cash and cash equivalents at end of period	$56,966	$8,771

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid In	Retained	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2005	$—	$263,120	$22,074	$2,726	$287,920
Additions to paid in capital		600			600
Comprehensive income
Net income			7,103		7,103	$7,103
Other comprehensive loss
Interest rate swaps				(279)	(279)	(279)
Foreign currency adjustment				(3,945)	(3,945)	(3,945)

Total comprehensive income						$2,879

Balance at June 30, 2005	$—	$263,720	$29,177	$(1,498)	$291,399

Balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		8,600			8,600
Recognition of stock based compensation expense		829			829
Comprehensive loss
Net (loss) income			(14,368)		(14,368)	$(14,368)
Other comprehensive income
Interest rate swaps				558	558	558
Foreign currency adjustment				1,413	1,413	1,413
Minimum pension liability adjustment				597	597	597

Total comprehensive loss						$(11,800)

Balance at June 30, 2006	$—	$273,065	$3,178	$1,732	$277,975

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is a wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At June 30, 2006, affiliates of The Carlyle Group own 98.5% of Holdco’s common stock, and the remainder is owned by certain members of senior management and UCI’s Board of Directors.
The Company operates in one business segment through its subsidiaries. The Company manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America and Europe.
On May 25, 2006, UCI completed its acquisition of all of the capital stock of ASC Industries, Inc. (“ASC”). ASC is a manufacturer and distributor of water pumps, with 2005 revenues of $98 million. See Note B.
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. See Note D.
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
The December 31, 2005 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The financial statements at June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of the Company, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE B — ACQUISITION OF ASC INDUSTRIES, INC.
On May 25, 2006 (the “ASC Acquisition Date”), the Company completed the acquisition of all of the outstanding capital stock of ASC Industries, Inc. and its subsidiaries (“ASC”). This transaction is referred to herein as the “ASC Acquisition”.
ASC is a manufacturer and distributor of water pumps, with 2005 revenues of $98 million.
The ASC Acquisition is accounted for under the purchase method of accounting and, accordingly, the results of operations of ASC have been included in the Company’s results beginning on the ASC Acquisition Date.
Purchase Price
The preliminary ASC Acquisition purchase price, including $3.6 million of fees and expenses directly related to the ASC Acquisition, was $123.5 million. In addition, the Company assumed $12.0 million of ASC debt and certain other ASC obligations related to the acquisition.
In addition to the above, UCI has agreed to pay to the former stockholders of ASC up to an aggregate amount of $4 million of additional purchase price, based upon the integration of certain operations within ASC and UCI. This amount will be added to the final purchase price, if and when the integration is completed.
The final ASC Acquisition purchase price is dependent on (i) final determination of the fees and expenses directly related to the ASC Acquisition, (ii) finalization of the working capital and other adjustments as set forth in the Stock Purchase Agreement related to the ASC Acquisition, and (iii) the potential additional purchase price discussed above.
Financing for the ASC Acquisition
Financing for the ASC Acquisition was comprised of the following:

(in millions)
Proceeds from additional UCI debt	$113.0
UCI’s cash on hand	2.2
Rollover equity	8.3

$123.5

Certain ASC stockholders exchanged $8.3 million of ASC stock for the stock of UCI’s parent company and UCI’s parent company contributed the ASC stock to UCI. This stock is referred to as “rollover equity” in the above table.
Pursuant to the Stock Purchase Agreement, ASC was required to repay $81.6 million of certain ASC debt and other ASC obligations. These repayments were made from the cash received by ASC stockholders from the sale of the ASC stock to UCI.
Preliminary Allocation of the ASC Acquisition Purchase Price
The information included herein has been prepared based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation, set forth in the table below, was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocation is subject to change until all pertinent information regarding the ASC Acquisition and the assets and liabilities of ASC is obtained and fully evaluated. Additional pertinent information that UCI is in the process of obtaining includes, but is not limited to,

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
internal and independent consultant evaluations of environmental-related risks and finalized independent third-party appraisals of property, plant and equipment and intangible assets, other than goodwill. Finalization of the allocation of the ASC Acquisition purchase price could result in material changes to the amounts presented herein. The allocation of the ASC Acquisition purchase price will be finalized within one year after the ASC Acquisition Date.

(in millions)
Cash	$2.5
Accounts receivable	15.6
Inventory	41.4
Property, plant and equipment	26.6
Acquired intangible assets	17.1
Goodwill	67.4
Other assets	2.8
Accounts payable and accrued liabilities	(26.4)
Long-term debt and capital lease obligations	(11.3)
Other liabilities	(4.7)
Deferred income taxes	(7.5)

$123.5

Goodwill is not deductible for income tax purposes. Acquired intangible assets are primarily customer relations and trademarks, which are amortized on an accelerated basis commensurate with the expected benefits. The useful lives of these intangibles are estimated to range from 3 to 16 years.
Pro Forma Information
The unaudited pro forma income statement information presented below is based on the historical income statements of UCI and ASC and have been adjusted on a pro forma basis to give effect to the ASC Acquisition and the related financing as if they had occurred on January 1, 2005. The pro forma adjustments give effect to (i) the preliminary allocation of the preliminary ASC Acquisition purchase price, (ii) UCI’s ASC Acquisition related financing, and (iii) the repayment by ASC of $81.6 million of ASC debt and other ASC obligations from the proceeds received in connection with the ASC Acquisition.
The unaudited pro forma financial information does not purport to represent what the results of operations would have been had the ASC Acquisition occurred as of the date indicated, or what results will be in future periods.

	(in millions)
	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net sales	$261.2	$254.7	$518.3	$491.1
Operating income	14.5	16.2	34.4	25.6
Net income (loss) from continuing operations	1.3	2.2	5.5	(0.9)
Operating income and Net income (loss) from continuing operations include the losses described in Notes C, E and F.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE C — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS AND RESULTING ASSET IMPAIRMENT LOSSES
Before the ASC Acquisition, the Company’s “pre-acquisition water pump operations” manufactured and distributed water pumps to all market channels. The Company has made plans to integrate its pre-acquisition water pump operations with the water pump operations of ASC. This integration includes plans to consolidate the operations of several facilities. In connection with this consolidation, the Company recorded the following pre-tax expenses and losses in the second quarter of 2006 (in millions):

Severance	$0.3
Land, building, & equipment impairment losses	4.3

$4.6

The after-tax effect of these losses is a loss of $2.9 million. The severance costs are expected to be paid in the second half of 2006.
The non-cash impairment losses include $3.0 million for equipment, which was written down to its preliminarily estimated realizable value when sold or scrapped. The non-cash impairment losses also include $1.3 million for land and a building, which were written down to their preliminarily estimated realizable sales values. The land and building were written down because, after the integration, estimated future cash flows will not be sufficient to recover their carrying values. The preliminary estimated fair market values were based on preliminary estimates by independent third-party appraisers and management’s judgment.
NOTE D — DISCONTINUED OPERATIONS
On June 30, 2006, the Company sold its driveline components operation and its specialty distribution operation. The driveline components operation manufactured and distributed products including universal joints, drive shafts, CV joints and boot kits, and small vehicle CV half shafts. The specialty distribution operation sold hard-to-find products in categories such as engine and transmission parts, power train components, engine mounts, and shop supplies.
These operations were sold to two separate buyers for a combined $37.6 million of cash, approximately $1.3 million of which will be received in the fourth quarter of 2006. The Company recorded a combined after-tax loss of $18.3 million on these sales.
The operating results and the assets and liabilities of these operations are presented as discontinued operations in the Company’s financial statements for all periods presented.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Net sales and income before income taxes for these discontinued operations is presented below (in millions):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$34.8	$37.3	$67.6	$71.1
Income before income taxes	1.6	0.7	2.5	0.8
The pre-tax income presented in the above table includes deductions for allocated interest expense of $0.1 million for each of the three months ended June 30, 2006 and 2005 and $0.3 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. Interest expense is allocated to discontinued operations in accordance with EITF Issue No. 87-24, which requires allocation of interest expense to discontinued operations to the extent the Company is required to repay debt as a result of a disposition transaction.
NOTE E — COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS
The following table summarizes costs of closing facilities that were recorded in the in the first and second quarters of 2006 (in millions):

	Asset
	Write-downs	Severance	Other	Total
First quarter of 2006 recorded costs
Closure of Canadian facility	$0.5	$0.4	$0.1	$1.0
Closure of Mexican facility	—	—	0.4	0.4

	0.5	0.4	0.5	1.4

Second quarter of 2006 recorded costs
Closure of Canadian facility	(0.1)	—	—	(0.1)
Closure of Mexican facility	1.0	2.0	1.2	4.2

	0.9	2.0	1.2	4.1

Six months ended June 30, 2006	$1.4	$2.4	$1.7	$5.5

Closure of Canadian facility
In March 2006, the Company decided to close its Canadian facility, which manufactures and distributes mechanical fuel pumps. This production and distribution will be transferred to the Company’s fuel pump operations in Fairfield, Illinois.
Closure activities began in the second quarter of 2006 and are expected to be completed by the end of the third quarter of 2006. $0.4 million of severance and other costs were incurred in the second quarter and the remainder is expected to be paid by the end of 2006.
After tax, the combined first and second quarter loss for the above closure-related costs was $0.6 million.
Closure of Mexican facility
On April 24, 2006, the Company announced its plan to close its Mexican filter manufacturing plant and transfer production to its Albion, Illinois filter manufacturing facility. The shutdown and transfer of production began in the second quarter and is ongoing. The Mexican plant is expected to be closed by the end of the third quarter of 2006. In 2005, the Mexican facility produced approximately 13% of the Company’s filters.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In the first quarter of 2006, the Company incurred $0.4 million of professional fees and other costs related to closing the Mexican plant and consolidating operations in Illinois.
In the second quarter of 2006, the Company recorded an additional pre-tax loss of $4.2 million related to closing the Mexican plant and consolidating operations in Illinois. This loss includes $2.0 million for severance costs, $1.0 million of non-cash equipment and inventory write-offs and $1.2 million of other cash costs, which are primarily for equipment dismantling and transporting costs.
After tax, the combined first and second quarter loss was $2.9 million.
As of June 30, 2006, the Company had paid $1.4 million of the expected severance costs and $0.9 million of the other costs related to the shutdown and consolidation. The rest of the costs will be paid in the second half of 2006. In addition, the Company had spent $0.8 million for capital expenditures in connection with this consolidation as of June 30, 2006 and will spend $0.5 million more for capital expenditures in the second half of 2006.
In connection with this consolidation, the Company expects to record $0.6 million of additional other costs in the second half of 2006, which will be expensed as incurred. This $0.6 million is not included in the table above.
The Company intends to sell the land and building used by the Mexican manufacturing operation. The $4.5 million net book value is classified as “Assets held for sale” in the June 30, 2006 balance sheet.
NOTE F — ABANDONMENT OF AN OPERATION
Airtex Products Ltd. (“Airtex UK”) was an indirect wholly-owned subsidiary of the Company with operations in the United Kingdom. In the second quarter of 2005, the largest customer of Airtex UK became insolvent and creased operations, resulting in a loss of more than 50% of the revenue of Airtex UK. As a result of that situation, in the second quarter of 2005, the Company decided to cease additional funding of the operations of Airtex UK.
Early in the third quarter of 2005, the Company entered into a non-binding agreement to sell Airtex UK to a newly incorporated English company owned by the local management of Airtex UK. The selling price was £1. That sale was completed late in the third quarter of 2005.
In June 2005, the Company recorded a pre-tax non-cash charge of $2.2 million for the impairment of certain assets of Airtex UK.
NOTE G — 2006 EXPENDITURES FOR 2005 LOSS PROVISION
In 2005, the Company recorded $21.5 million for asset impairments and other costs. At December 31, 2005, the accrued liability balance related to this loss provision was $1.2 million. This accrual was related to a contractual commitment for outsourced computer processing services that will not be used and, therefore, will not provide future economic benefit.
The following table summarizes changes to the $1.2 million accrual for the six month period ended June 30, 2006 (in millions):

December 31, 2005 balance	$1.2
Cash paid	(0.4)

June 30, 2006 balance	$0.8

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE H — INCOME TAXES
The effective income tax rate on continuing operations for the first half of 2006 was 55.9%. This rate is the combination of (i) tax expense on profits from continuing operations, before the losses described in Notes C and E, and (ii) tax benefits related to the losses described in Notes C and E. The effective income tax rate for continuing operations, before the losses described in Notes C and E, was 43.9%. The difference from statutory rates is primarily due to the impact of certain foreign earnings, which are taxed both locally and in the United States. The approximate weighted average effective tax rate on the losses described in Notes C and E was 37.5%. The difference from statutory rates is due primarily to limited deductibility for state income tax purposes.
In the 2006 second quarter, the Company reported tax expense for continuing operations of $0.2 million and a pre-tax loss of $1.6. The reason for the tax expense on a pre-tax loss is that tax expense on income, before the losses described in notes C and E, was at a 49.2% effective rate and the tax benefit on the losses described in Notes C and E was at an effective rate of 37.9%. The primary reasons for the differences from statutory rates are described in the preceding paragraph.
The effective income tax rate on continuing operations for the 2005 second quarter was 53.5% and for the first half of 2005 was 48.9%. The difference from statutory rates is primarily because the Company did not record any tax benefit on the $2.2 million loss on abandonment of an operation, which is described in Note F. Tax benefit was not recorded on these losses because realization of benefit was not probable.
NOTE I — SALES OF RECEIVABLES
The Company has agreements to sell undivided interests in certain of its receivables to several factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. The Company enters into these agreements at its discretion when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, the Company sold $14.6 million and $10.3 million of receivables during the first half of 2006 and 2005, respectively.
If receivables had not been factored, there would have been $20.6 million more receivables outstanding at June 30, 2006, including $10.8 million sold by ASC prior to the ASC Acquisition Date. At December 31, 2005, if receivables had not been factored, there would have been $6.0 million more receivables outstanding.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $203,000 and $280,000 in the three and six months ended June 30, 2006, respectively, and $64,000 and $121,000 for the three and six months ended June 30, 2005, respectively, and are recorded in the condensed consolidated income statements in “Miscellaneous, net”.
NOTE J — DEBT
In connection with the ASC Acquisition, the Company assumed $10.0 million of ASC debt and $1.2 million of ASC capital lease obligations. The debt is due within one year. Interest is at a weighted average 5.9%.
Also in connection with the ASC Acquisition, on May 25, 2006, the Company entered into an Amended and Restated Credit Agreement. This Amended and Restated Credit Agreement replaced UCI’s previously existing senior credit facility, and provided for additional borrowing capacity of up to $113 million.
The Company replaced the $217 million term loan that was outstanding under its previously existing senior credit facility with a term loan borrowing under the new credit facility. In addition, $113 million was borrowed to finance a portion of the ASC Acquisition purchase price.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Cash fees related to the new Amended and Restated Credit Agreement were $3.6 million. This $3.6 million was recorded as an addition to “Deferred financing costs” and is amortized as interest expense over the remaining life of the new debt. In May 2006, the Company recorded a $2.6 million loss to write off the unamortized deferred financing costs related to the previously outstanding debt, which was replaced by the borrowing under the new credit facility. This $2.6 million loss is recorded as “Write-off of deferred financing costs” in the 2006 second quarter income statement.
June 30, 2006 debt is summarized as follows (in millions):

Short-term borrowings	$10.0
Capital leases obligations	1.2
Term loan	330.0
Senior subordinated notes	230.0
Unamortized debt issuance costs	(4.4)

566.8

Less
Short-term borrowings	10.0
Current maturities	8.4

Long-term debt	$548.4

On July 6, 2006, the Company used cash on hand to repay $34.6 million of its term loan, of which $8.0 million was required to be paid.
The terms and conditions of the new Amended and Restated Credit Agreement are similar to those of the Company’s previous senior credit facility. The term loan is due in 2012, which is two years later than the previous term loan. Interest on the term loan is at LIBOR plus 2.25%, which is 0.25% lower than that of the previous term loan.
The Amended and Restated Credit Agreement requires the Company to maintain certain financial covenants and requires mandatory prepayments under certain events as defined in the agreement. Also, the agreement includes certain negative covenants restricting or limiting the Company’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter the Company’s business. The Company is in compliance with all of these covenants.
NOTE K — INVENTORIES
The components of inventory are as follows (in millions):

	June 30,	December 31,
	2006	2005
Raw materials	$60.1	$41.5
Work in process	36.8	24.5
Finished products	112.2	101.6
Valuation reserves	(18.2)	(17.4)

	$190.9	$150.2

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE L — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	June 30,	December 31,
	2006	2005
Salaries and wages	$3.1	$2.9
Bonuses	4.5	3.9
Vacation pay	5.5	4.9
Pension and other postretirement liabilities	9.5	8.7
Product returns	26.0	26.2
Rebates, credits and discounts due customers	10.4	11.0
Insurance	11.5	9.7
Taxes payable	4.9	7.6
Interest	3.9	3.0
Other	23.7	15.7

	$103.0	$93.6

NOTE M — PRODUCT RETURNS LIABILITY
The liability for product returns is included in “Accrued expenses and other current liabilities.” This liability includes accruals for parts returned under warranty and for parts returned because of customer excess quantities. The Company provides warranties for its products’ performance. Warranty periods vary by part, but generally are either one year or indefinite. In addition to returns under warranty, the Company allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, they are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. In some cases, the Company does not have a contractual obligation to accept excess quantities. However, common practice for the Company and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from the Company and change to another vendor, it is industry practice for the new vendor, and not the Company, to accept any inventory returns resulting from the vendor change.
The changes in the Company’s product returns liability are as follows (in millions):

	Six Months ended June 30,
	2006	2005
Beginning of year	$26.2	$14.8
Addition due to ASC Acquisition	1.5	—
Cost of unsalvageable parts	(24.2)	(17.9)
Additional reductions to sales	22.5	18.5

End of period	$26.0	$15.4

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE N — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Service cost	$2.0	$2.0	$4.0	$4.1
Interest cost	3.1	2.8	6.1	5.7
Expected return on plan assets	(3.3)	(3.1)	(6.6)	(6.2)
Amortization of prior service cost and unrecognized loss	0.1	—	0.3	—

	$1.9	$1.7	$3.8	$3.6

NOTE O — CONTINGENCIES
Environmental
The Company is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. The Company has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $2.2 million accrued at June 30, 2006 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Product Recall
The Company is in the process of recalling one of the products it distributes. The estimated cost of this recall ranges from $1 million to $2 million. Due to the uncertainties inherent in this product recall, the estimates are subject to change, which could be significant.
The product being recalled was purchased as a completed product from a third-party manufacturer. The Company believes that this third-party manufacturer is contractually responsible for all costs associated with the recall. The third-party manufacturer has informally accepted responsibility.
During the fourth quarter of 2005, the Company recorded a $1.0 million accrued liability for this matter and recorded a corresponding $1.0 million receivable, which is included in “Other current assets”. These balances have not changed as of June 30, 2006.
International Asset Transfers
In the fourth quarter of 2005, the Company identified a contingent liability resulting from an uncertainty regarding the adequacy of its documentation of certain international asset transfers. In the fourth quarter of 2005, the Company recorded a $250,000 accrued liability for possible fines. In the second quarter of 2006, the Company secured adequate documentation and, accordingly, reversed the $250,000 accrued liability.
NOTE P — GEOGRAPHIC INFORMATION
The Company had the following net sales by country (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
United States	$199.2	$182.6	$381.4	$348.7
Canada	6.0	7.3	12.9	13.9
United Kingdom	10.2	10.4	19.5	20.2
Mexico	9.8	7.4	19.1	13.3
Germany	3.1	3.5	7.0	7.6
Spain	1.0	1.1	2.0	2.1
Belgium	2.2	1.9	4.3	3.8
France	3.1	2.9	6.0	5.8
Sweden	1.6	1.7	3.0	3.4
Other	9.6	13.2	21.4	24.9

	$245.8	$232.0	$476.6	$443.7

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Net long-lived assets by country are as follows (in millions):

	June 30,	December 31,
	2006	2005
United States	$254.3	$253.4
United Kingdom	31.4	30.3
China	19.4	—
Mexico	11.9	13.1
Spain	3.6	3.6
Canada	0.1	0.5
Goodwill	233.9	166.5

	$554.6	$467.4

NOTE Q — STOCK OPTIONS
Adoption of SFAS No. 123R
In January 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.” The Company elected the modified prospective method of adoption under which prior periods are not revised.
In the three and six month periods ended June 30, 2006, a $0.4 million and $0.8 million expense, respectively ($0.2 million and $0.5 million, respectively, after-tax), was recorded for stock option based compensation. In accordance with the accounting rules applied in 2005, there was no such expense recorded in 2005.
Prior to January 2006, the Company accounted for stock options in accordance with the disclosure-only provisions of SFAS No. 123, which permitted the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, the intrinsic-value-based method of accounting for stock option plans was used. Under this method, compensation cost was the excess, if any, of the market price at the grant date over the amount an employee must pay to acquire the stock. All UCI stock options have been granted with an exercise price of not less than the market value of the common stock on the date of the grant; therefore, no compensation expense has been recorded in any period prior to the adoption of SFAS No. 123R. Had the compensation expense for these stock options been applied using the fair-value-based method at the grant date, rather than the intrinsic-value-method of accounting, the pro forma amounts would have been as follows for the three and six months ended June 30, 2005 (in millions):

	Three Months	Six Months
	ended June 30,	ended June 30,
	2005	2005
Net income from continuing operations, as reported	$4.0	$6.6
Pro forma stock-based compensation expense, net of tax	0.3	0.5

Pro forma net income from continuing operations	$3.7	$6.1

Description of Plan and Valuation of Stock Options
UCI’s parent, Holdco, adopted a stock option plan in 2003 (the “Plan”). The Plan permits the granting of options to purchase shares of common stock of Holdco to UCI’s employees, directors, and consultants. Options granted pursuant to the Plan must be authorized by the Compensation Committee of the Board of Directors of Holdco (the “Compensation Committee”). The aggregate number of shares of Holdco’s common stock that may be issued under the Plan may not exceed 450,000. The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the Plan. No option life can be greater than ten years. Options currently vest over an 8 year period, and vesting of a portion of the options could accelerate if UCI achieves certain financial targets, or in the event of certain changes in ownership. Since the inception of the Plan, the exercise price

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
of all options granted has been $100, equal to the estimated market value of Holdco’s common stock on the date of grant.
Information related to the number of shares under options for the six months ended June 30, 2006 follows:

Number of shares under option:
Outstanding at December 31, 2005	304,040
Granted	8,000
Exercised	—
Cancelled	(8,100)

Outstanding at June 30, 2006	303,940

Exercisable at June 30, 2006	90,962

The weighted-average remaining life of options that are exercisable at June 30, 2006, and for all options outstanding at June 30, 2006, is 8 years. The weighted-average exercise price and intrinsic value for all options outstanding, granted, cancelled, and exercisable was $100 per share and $0 per share, respectively.
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of grant using the assumptions listed below. The fair value of options granted in the 2006 was $53.51.

Six Months ended
June 30, 2006
Dividend yield	0.00%
Risk-free interest rate	4.34%
Volatility	41.00%
Expected option term in years	8
Exercise price	$100
Market value	$100
Because of its large outstanding debt balances, the Company does not anticipate paying cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero. The expected option term is based on the assumption that options will be outstanding throughout their 8-year vesting period. Volatility is based upon the volatility of comparable publicly traded companies. Because Holdco is not publicly traded, the market value of its stock is estimated based upon the valuation of comparable publicly traded companies, valuation of reported acquisitions of comparable companies, and discounted cash flows.
At June 30, 2006, there was $5.0 million of unrecognized compensation cost relating to outstanding unvested stock options. Approximately $0.8 million of this cost will be recognized in the remainder of 2006, $1.1 million in 2007, and the balance in declining amounts through 2014.
The $0.8 million of stock option based compensation expense recorded in the first half of 2006 is a non-cash charge. Since the inception of the Plan, no options granted have been exercised and, accordingly, no cash has been received from any option holder.
NOTE R — NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, “Share-Based Payment” (see Note Q).
In December 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 primarily clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs and

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective beginning January 1, 2007. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating this interpretation to determine if it will have a material impact on the Company’s financial statements.
NOTE S — OTHER INFORMATION
At June 30, 2006, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
In May 2006, the Company paid $2.5 million to The Carlyle Group for their services in connection with the ASC Acquisition and the related financing.
Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Interest	$14.8	$14.2	$18.8	$17.1
Income taxes (net of refunds)	2.5	4.6	2.8	9.3

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The borrowing facilities available under the Amended and Restated Credit Agreement are secured by substantially all the assets of the Company. The senior subordinated notes (the “Notes”) are unsecured and rank equally in right of payment with any of the Company’s future senior subordinated indebtedness. The Notes are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. The Notes and borrowings under the Amended and Restated Credit Agreement are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries.
The information, which follows in this Note T, includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI. Also included are consolidating entries, which principally consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.
Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and the Company believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Balance Sheet
June 30, 2006
(in thousands)

	UCI Consolidated	Eliminations	UCI	Guarantors	Non- Guarantors
Assets
Current assets
Cash and cash equivalents	$56,966	$—	$47,901	$1,417	$7,648
Accounts receivable, net	266,274	—	—	235,609	30,665
Inventories, net	190,928	—	—	169,833	21,095
Deferred tax assets	24,173	—	362	22,996	815
Other current assets	32,569	—	13,091	10,119	9,359

Total current assets	570,910	—	61,354	439,974	69,582

Property, plant and equipment, net	192,631	—	229	136,299	56,103
Intercompany notes receivable		(467,000)	467,000	—	—
Investment in subsidiaries		(175,816)	156,932	18,884	—
Goodwill	233,912	—	233,912	—	—
Other intangible assets, net	101,657	—	14,957	84,300	2,400
Deferred financing costs, net	6,542	—	6,542	—	—
Pension and other assets	15,344	—	365	14,979	—
Assets held for sale	4,477	—	—	—	4,477

Total assets	$1,125,473	$(642,816)	$941,291	$694,436	$132,562

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$110,292	$—	$2,160	$85,550	$22,582
Short-term borrowings	10,049	—	—	—	10,049
Current maturities of long-term debt	8,407	—	8,000	407	—
Accrued expenses and other current liabilities	103,041	—	11,294	80,969	10,778

Total current liabilities	231,789	—	21,454	166,926	43,409

Long-term debt, less current maturities	548,401	—	547,590	811	—
Pension and other postretirement liabilities	50,145	—	—	35,366	14,779
Deferred tax liabilities	9,992	—	11,222	5,802	(7,032)
Other long-term liabilities	7,171	—	—	2,727	4,444
Intercompany payables (receivables)		—	83,050	(88,337)	5,287
Intercompany notes payable		(467,000)	—	447,000	20,000

Total shareholder’s equity	277,975	(175,816)	277,975	124,141	51,675

Total liabilities and shareholder’s equity	$1,125,473	$(642,816)	$941,291	$694,436	$132,562

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Balance Sheet
December 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$26,182	—	20,029	1,307	4,846
Accounts receivable, net	233,007	—	—	208,983	24,024
Inventories, net	150,190	—	—	134,811	15,379
Deferred tax assets	22,529	—	103	21,867	559
Other current assets	21,634	—	7,232	8,337	6,065
Assets of discontinued operations	63,863	—	—	63,863	—

Total current assets	517,405	—	27,364	439,168	50,873

Property, plant and equipment, net	180,647	—	302	137,662	42,683
Intercompany notes receivable		(467,000)	467,000	—	—
Investment in subsidiaries		(141,742)	141,126	616	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	87,197	—	14,643	70,154	2,400
Deferred financing costs, net	6,177	—	6,177	—	—
Pension and other assets	12,904	—	305	12,454	145
Assets of discontinued operations	13,953	—	—	13,953	—

Total assets	$984,842	$(608,742)	$823,476	$674,007	$96,101

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$94,613	—	4,647	75,399	14,567
Short-term borrowings	261	—	—	—	261
Current maturities of long-term debt	12	—	—	—	12
Accrued expenses and other current liabilities	93,585	—	11,097	75,156	7,332
Liabilities of discontinued operations	17,778	—	—	17,778	—

Total current liabilities	206,249	—	15,744	168,333	22,172

Long-term debt, less current maturities	442,274	—	442,274	—	—
Pension and other postretirement liabilities	49,623	—	—	34,406	15,217
Deferred tax liabilities	3,554	—	13,377	(4,767)	(5,056)
Other long-term liabilities	1,936	—	816	1,936	(816)
Liabilities of discontinued operations	860	—	—	860	—
Intercompany payables (receivables)		—	70,919	(82,497)	11,578
Intercompany notes payable		(467,000)	—	447,000	20,000

Total shareholder’s equity	280,346	(141,742)	280,346	108,736	33,006

Total liabilities and shareholder’s equity	$984,842	$(608,742)	$823,476	$674,007	$96,101

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors

Net sales	$245,795	$(6,141)	$—	$215,272	$36,664
Cost of sales	196,787	(6,141)	—	171,560	31,368

Gross profit	49,008	—	—	43,712	5,296

Operating expenses
Selling and warehousing	15,724	—	383	13,370	1,971
General and administrative	10,795	—	3,609	4,624	2,562
Amortization of acquired intangible assets	1,690	—	—	1,690	—
Costs of integration of water pump operations and resulting asset impairment losses	4,600	—	—	4,600	—
Costs of closing facilities and consolidating operations	4,069	—	—	3,806	263

Operating income (loss)	12,130	—	(3,992)	15,622	500

Other income (expense)
Interest expense, net	(10,629)	—	(10,706)	115	(38)
Intercompany interest		—	10,432	(9,869)	(563)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	14	—	—	14	—

Income (loss) before income taxes	(1,610)	—	(7,391)	5,882	(101)
Income tax expense (benefit)	185	—	(1,606)	2,442	(651)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	(1,795)	—	(5,785)	3,440	550

Equity in earnings of subsidiaries		(4,005)	4,936	(931)	—

Discontinued operations
Net income from discontinued operations, net of tax	946	—	—	946	—
Loss on sale of discontinued operations, net of tax	(18,272)	—	(18,272)	—	—

	(17,326)	—	(18,272)	946	—

Net income (loss)	$(19,121)	$(4,005)	$(19,121)	$3,455	$550

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors

Net sales	$232,018	$(3,284)	$—	$200,991	$34,311
Cost of sales	184,141	(3,284)	—	158,470	28,955

Gross profit	47,877	—	—	42,521	5,356

Operating expenses
Selling and warehousing	15,361	—	—	13,288	2,073
General and administrative	10,970	—	2,962	4,209	3,799
Amortization of acquired intangible assets	1,532	—	—	1,532	—
Loss on abandonment of an operation	2,182	—	—	—	2,182

Operating income (loss)	17,832	—	(2,962)	23,492	(2,698)

Other income (expense)
Interest expense, net	(8,740)	—	(8,980)	161	79
Intercompany interest		—	9,690	(9,196)	(494)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(81)	—	—	53	(134)

Income (loss) before income taxes	8,511	—	(2,752)	14,510	(3,247)
Income tax expense (benefit)	4,557	—	(985)	5,933	(391)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	3,954	—	(1,767)	8,577	(2,856)

Equity in earnings of subsidiaries		(4,012)	6,141	(2,129)	—

Discontinued operations
Net income from discontinued operations, net of tax	420	—	—	420	—

Net income (loss)	$4,374	$(4,012)	$4,374	$6,868	$(2,856)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors

Net sales	$476,575	$(11,104)	$—	$417,216	$70,463
Cost of sales	378,930	(11,104)	—	331,651	58,383

Gross profit	97,645	—	—	85,565	12,080

Operating expenses
Selling and warehousing	31,969	—	675	27,313	3,981
General and administrative	23,704	—	7,554	11,007	5,143
Amortization of acquired intangible assets	2,929	—	—	2,929	—
Costs of integration of water pump operations and resulting asset impairment losses	4,600	—	—	4,600	—
Costs of closing facilities and consolidating operations	5,462	—	—	4,208	1,254

Operating income (loss)	28,981	—	(8,229)	35,508	1,702

Other income (expense)
Interest expense, net	(19,864)	—	(20,148)	258	26
Intercompany interest		—	20,324	(19,194)	(1,130)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(63)	—	—	(63)	—

Income (loss) before income taxes	5,429	—	(11,678)	16,509	598
Income tax expense (benefit)	3,034	—	(3,199)	5,961	272

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	2,395	—	(8,479)	10,548	326

Equity in earnings of subsidiaries		(11,546)	12,383	(837)	—

Discontinued operations
Net income from discontinued operations, net of tax	1,509	—	—	1,509	—
Loss on sale of discontinued operations, net of tax	(18,272)	—	(18,272)	—	—

	(16,763)	—	(18,272)	1,509	—

Net income (loss)	$(14,368)	$(11,546)	$(14,368)	$11,220	$326

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors

Net sales	$443,719	$(6,556)	$—	$381,836	$68,439
Cost of sales	354,364	(6,556)	—	304,706	56,214

Gross profit	89,355	—	—	77,130	12,225

Operating expenses
Selling and warehousing	30,598	—	—	26,623	3,975
General and administrative	22,029	—	6,669	8,510	6,850
Amortization of acquired intangible assets	3,064	—	—	3,064	—
Loss on abandonment of an operation	2,182	—	—	—	2,182

Operating income (loss)	31,482	—	(6,669)	38,933	(782)

Other income (expense)
Interest expense, net	(17,411)	—	(17,739)	264	64
Intercompany interest	—	—	18,764	(17,763)	(1,001)
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(144)	—	—	161	(305)

Income (loss) before income taxes	12,927	—	(6,644)	21,595	(2,024)
Income tax expense (benefit)	6,325	—	(2,458)	8,746	37

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	6,602	—	(4,186)	12,849	(2,061)

Equity in earnings of subsidiaries	—	(8,480)	11,289	(2,809)	—

Discontinued operations
Net income from discontinued operations, net of tax	501	—	—	501	—

Net income (loss)	$7,103	$(8,480)	$7,103	$10,541	$(2,061)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by (used in) operating activities of continuing operations	$10,738	$—	$(1,390)	$6,318	$5,810

Cash flows from investing activities of continuing operations:

Acquisition of ASC Industries, Inc.	(123,477)	—	(123,477)	—	—
Proceeds from sale of discontinued operations	36,300	—	36,300	—	—
Capital expenditures	(11,685)	—	(1,525)	(6,768)	(3,392)
Proceeds from sale of property, plant and equipment	1,480	—	—	997	483

Net cash used in investing activities of continuing operations	(97,382)	—	(88,702)	(5,771)	(2,909)

Cash flows from financing activities of continuing operations:

Issuances of debt	113,000	—	113,000	—	—
Financing fees	(3,636)	—	(3,636)	—	—
Debt repayments	(277)	—	—	—	(277)
Shareholder’s equity contributions	8,600	—	8,600	—	—

Net cash provided by (used in) financing activities of continuing operations	117,687	—	117,964	—	(277)

Discontinued operations:
Net cash provided by operating activities of discontinued operations	369	—	—	369	—
Net cash used in investing activities of discontinued operations	(806)	—	—	(806)	—

Effect of exchange rate changes on cash	178	—	—	—	178

Net increase in cash and cash equivalents	30,784	—	27,872	110	2,802

Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Cash and cash equivalents at end of period	$56,966	$—	$47,901	$1,417	$7,648

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$29,419	$—	$15,177	$9,273	$4,969

Cash flows from investing activities of continuing operations:

Capital expenditures	(18,060)	—	(6,693)	(8,467)	(2,900)
Proceeds from sale of property, plant and equipment	211	—	—	61	150

Net cash used in investing activities of continuing operations	(17,849)	—	(6,693)	(8,406)	(2,750)

Cash flows from financing activities of continuing operations:

Issuances of debt	10,500	—	10,500	—	—
Debt repayments	(23,663)	—	(23,500)	—	(163)
Shareholder’s equity contributions	600	—	600	—	—

Net cash used in financing activities of continuing operations	(12,563)	—	(12,400)	—	(163)

Discontinued operations:
Net cash used in operating activities of discontinued operations	(462)	—	—	(462)	—
Net cash used in investing activities of discontinued operations	(831)	—	—	(831)	—

Effect of exchange rate changes on cash	(234)	—	—	—	(234)

Net increase (decrease) in cash and cash equivalents	(2,520)	—	(3,916)	(426)	1,822

Cash and cash equivalents at beginning of year	11,291	—	3,916	2,114	5,261

Cash and cash equivalents at end of period	$8,771	$—	$—	$1,688	$7,083

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
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 78% of our net sales in 2005 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an annual rate of approximately 4.2% from 1995 through 2004. We believe it will continue to grow, at least in the near term. We believe we are well positioned to participate in that growth.
We believe we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers, and we believe that we offer one of the most comprehensive lines of products in the vehicle replacement parts market consisting of over 45,000 parts. We believe our breadth of product offering is a key competitive advantage. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.
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
However, it is also important to note that in 2005, 20% and in 2004, 22% of our total net sales were derived from our business with AutoZone and that this percentage is expected to increase by approximately two percentage points as a result of the acquisition of ASC Industries, Inc. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. In the first quarter of 2005, we transitioned one product line to an AutoZone program called Pay-on-Scan. Under this program, we retain title to the product at AutoZone locations, and we record sales for the product when an AutoZone customer purchases it. As part of this transition, we bought back an immaterial amount of our products from AutoZone and have been selling the product to AutoZone under the Pay-on-Scan program. In addition, as a result of our acquisition of ASC Industries, Inc. we have additional products subject to the Pay-on-Scan program. We do not expect the Pay-on-Scan program for these products to have a material impact on our financial condition or results of operations. We currently have no agreement to expand the Pay-on-Scan program beyond the existing products. AutoZone may in the future, however, request that we transition additional products to the Pay-on-Scan program or otherwise change terms of sale. Any such transition or change in terms of sale to this customer could result in, among other things, an increase in the time it takes for us to record sales or collect on receivables, which could have a material impact on our financial condition or results of operations.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices the Company paid for steel stabilized. However, current industry trends indicate that the cost of steel may increase later in 2006. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI’s price increases, adversely affected pre-tax income of continuing operations (excludes discontinued operations) by approximately $3.2 million in the first half of 2005 compared to the first half of 2004. The impact of higher steel costs, net of UCI’s price increases, was approximately $0.6 million favorable in the first half of 2006 compared to the first half of 2005. For the full year 2006, the impact of steel costs, net of the Company’s price increases, is forecasted to be comparable to 2005. This forecast is based on assumptions regarding the future cost of steel and the Company’s ability to increase selling prices on products with high steel content. Actual events could vary significantly from the Company’s assumptions. Consequently, the actual effect of higher steel costs could be significantly different than the Company’s forecast.
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
In order to obtain exclusive contracts with certain customers, the Company may incur upfront cost or assume liabilities. These are capitalized and amortized over the life of the contract. The amortized amounts are recorded as a reduction to sales.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s June 30, 2006 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.2 million accrued at June 30, 2006 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Acquisition of ASC Industries, Inc. On May 25, 2006, the Company acquired ASC Industries, Inc. (“ASC”). The transaction is referred to as the “ASC Acquisition.” The results of ASC have been included in the Company’s results since that date. The information included herein has been prepared based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocation is subject to change until all pertinent information regarding the ASC Acquisition and the assets and liabilities of ASC is obtained and fully evaluated. Finalization of the allocation of the ASC Acquisition purchase price could result in material changes to the amounts presented herein. The allocation of the ASC Acquisition purchase price will be finalized within one year after the ASC Acquisition Date.

Results of Operations
The following table is the Company’s unaudited condensed consolidated income statements for the three and six months ended June 30, 2006 and 2005. The amounts are presented in thousands of dollars.

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net sales	$245,795	$232,018	$476,575	$443,719
Cost of sales	196,787	184,141	378,930	354,364

Gross profit	49,008	47,877	97,645	89,355

Operating expenses
Selling and warehousing	15,724	15,361	31,969	30,598
General and administrative	10,795	10,970	23,704	22,029
Amortization of acquired intangible assets	1,690	1,532	2,929	3,064
Costs of integration of water pump operations and resulting asset impairment losses	4,600	—	4,600	—
Costs of closing facilities and consolidating operations	4,069	—	5,462	—
Loss on abandonment of an operation	—	2,182	—	2,182

Operating income	12,130	17,832	28,981	31,482

Other income (expense)
Interest expense, net	(10,629)	(8,740)	(19,864)	(17,411)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	14	(81)	(63)	(144)

Income (loss) before income taxes	(1,610)	8,511	5,429	12,927
Income tax expense	185	4,557	3,034	6,325

Net income (loss) from continuing operations	(1,795)	3,954	2,395	6,602

Discontinued operations
Net income from discontinued operations, net of tax	946	420	1,509	501
Loss on sale of discontinued operations, net of tax	(18,272)	—	(18,272)	—

	(17,326)	420	(16,763)	501

Net (loss) income	$(19,121)	$4,374	$(14,368)	$7,103

Acquisition and Sales of Operations
On May 25, 2006, the Company acquired ASC Industries, Inc. (“ASC”). On June 30, 2006, the Company sold its driveline components operation and it specialty distribution operation. For a description of these transactions, see Notes B and D to the financial statements included in this Form 10-Q.
The amounts presented in the table above and discussed below include the results of ASC from the May 25, 2006 acquisition date (the “ASC Acquisition Date”). In the discussion below, the acquisition of ASC is referred to as the “ASC Acquisition”.
The results of the driveline components and specialty distribution operations are reported as discontinued operations in the table above. Except where specifically referred to as discontinued operations, the amounts and comparisons discussed below address only continuing operations and, therefore, exclude the results of the operations that were sold.
Three Months Ended June 30, 2006 compared with the Three Months Ended June 20, 2005
Net sales. Net sales increased $13.8 million, or 5.9%, to $245.8 million in the second quarter of 2006 compared to $232.0 million in the second quarter of 2005. $10.3 million of the increase was due to the inclusion of ASC’s sales after the ASC Acquisition Date. Sales were up slightly in the OEM, OES, and heavy duty channels, partially offset by reduced sales in the traditional and retail channels.
Gross profit. Results for the 2006 second quarter included $2.2 million of non-cash ASC Acquisition-related charges. Results for the 2005 second quarter included $1.2 million of special facilities consolidation and severance costs.
Gross profit, as reported, was $49.0 million in the 2006 second quarter and $47.9 million in the 2005 second quarter. Excluding the aforementioned special and ASC Acquisition-related charges, gross profit increased to $51.2 million in the 2006 second quarter from $49.1 million in the 2005 second quarter. The related gross margin percentage was 20.8% in the 2006 period compared to 21.2% in the 2005 period.
Higher sales volume in the second quarter of 2006 was a major factor in our gross profit increase. Higher warranty expense in the 2006 second quarter reduced gross profit and the gross margin percentage. Operationally, we gained gross margin benefits from our manufacturing and procurement cost reduction initiatives, which more than offset the cost of inflation-driven wage and other cost increases, including increases in raw material, freight and utility costs due to the rising price of energy. The 2006 gross margin was also favorably impacted by the lower per-unit cost of manufacturing at higher production volumes.
The $2.2 million non-cash ASC Acquisition-related charges in 2006 consist of the sales, after the ASC Acquisition Date, of ASC inventory that was written up from cost to market value as part of the preliminary allocation of the ASC Acquisition purchase price. The total preliminary inventory write-up, which was required by U.S. generally accepted accounting principles for an acquisition, was $9.7 million. Sales of the written-up inventory will continue to adversely affect our results until all of the inventory on hand at the ASC Acquisition Date is sold. The remaining portion of that inventory on hand at June 30, 2006 is expected to be sold in the second half of 2006. Consequently, the remaining $7.5 million of inventory write-up is expected to be included in cost of sales in the second half of 2006 and, thereby, adversely affect 2006 second half results.
Selling and warehousing expenses. Selling and warehousing expenses were $15.7 million in the 2006 second quarter, $0.3 million higher than the second quarter of 2005. $0.2 million of this increase was due to the inclusion of ASC since the ASC Acquisition Date. The 2006 increase also included higher employee bonuses and the effects of inflation on employee-related and other operating costs. These increases were partially offset by lower trade advertising. Selling and warehousing expenses were 6.4% of sales in the 2006 second quarter and 6.6% of sales in the 2005 second quarter.

General and administrative expenses. General and administrative expenses were $10.8 million in the second quarter of 2006, $0.2 million lower than the second quarter of 2005. Reported expense for the 2006 second quarter is net of a $0.5 million gain from the sale of the Company’s airplane. Excluding this gain, general and administrative expenses increased by $0.3 million. The inclusion of ASC since the ASC Acquisition Date added $0.3 million to this expense. The 2006 period also included higher employee bonuses, inflation-driven cost increases, and the cost of employee stock option based compensation, offset by lower bad debt expense.
Employee stock option based compensation expense of $0.3 million in 2006 is the result of implementing SFAS No. 123R, “Stock-Based Payments,” in 2006.
Costs of integration of water pump operations and resulting asset impairment losses. See Note C to the financial statements included in this Form 10-Q.
Costs of closing facilities and consolidating operations. See Note E to the financial statements included in this Form 10-Q.
Loss on abandonment of an operation. See Note F to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $1.9 million higher in the second quarter of 2006 compared to the second quarter of 2005. $1.0 million of this increase was related to the effects of the ASC Acquisition, which resulted in the assumption of $10 million of ASC debt and $113 million of new borrowings to pay for a portion of the ASC Acquisition cost. Excluding the effects of the ASC Acquisition, the remaining $0.9 million increase was attributable to higher interest rates, partially offset by lower debt levels.
Write-off of deferred financing costs. See Note J to the financial statements included in this Form 10-Q.
Income tax expense. Income tax expense in the second quarter of 2006 was $4.4 million lower than in the second quarter of 2005, due to a pre-tax loss in the 2006 period versus pre-tax income in the 2005 period. For further explanation of income tax expense in the 2006 and 2005 second quarters see Note H to the financial statements included in this Form 10-Q.
Net income (loss) from continuing operations. Due to the factors described above, we reported a net loss from continuing operations of $1.8 million for the second quarter of 2006 and $4.0 million of net income in the second quarter of 2005.
Discontinued operations. Net income of discontinued operations was $0.9 million in the second quarter of 2006 compared to $0.4 million in the second quarter of 2005. The after-tax loss on the sale of the discontinued operations was $18.3 million in June 2006.
Net (loss) income. Due to the factors described above, we reported a net loss of $19.1 million in 2006 compared to net income of $4.4 million in the second quarter of 2005.

Six Months Ended June 30, 2006 compared with the Six Months Ended June 20, 2005
Net sales. Net sales increased $32.9 million, or 7.4%, to $476.6 million in the first half of 2006 compared to $443.7 million in the first half of 2005. $10.3 million of the increase was due to the inclusion of ASC’s sales after the ASC Acquisition Date. The remaining increase was volume driven, with higher sales in the retail, OEM, heavy duty, and OES channels, partially offset by reduced sales in the traditional channel. The sales increase includes an approximate 1% increase attributable to initial rollouts related to the Company’s initiative to expand into additional product lines with existing customers. There is no assurance that this trend will occur in future quarters.
Gross profit. Results for the first half of 2006 included $0.3 million of severance costs and $2.2 million of non-cash ASC Acquisition-related charges. Results for the first half of 2005 included $2.0 million of special facilities consolidation and severance costs.
The non-cash ASC Acquisition-related charges in 2006 were described in the three month comparison above.
Gross profit, as reported, was $97.6 million in the first half of 2006 and $89.4 million in the first half of 2005. Excluding the special and ASC Acquistion-related charges identified in the second preceding paragraph, gross profit increased to $100.1 million in the 2006 period from $91.4 million in the 2005 period. The related gross margin percentage increased to 21.0% in the 2006 period compared to 20.6% in the 2005 period.
Higher sales volume in the first half of 2006 was a major factor in our gross profit increase. Operationally, we gained gross margin benefits from our manufacturing and procurement cost reduction initiatives, which more than offset the cost of inflation-driven wage and other cost increases, including increases in raw material, freight and utility costs due to the rising price of energy. Other factors leading to the improvement in gross margin were lower per-unit cost of manufacturing at higher production volumes and a favorable sales mix, partially offset by the adverse effect of higher warranty expense in the 2006 period.
Selling and warehousing expenses. Selling and warehousing expenses were $32.0 million for the first half of 2006, $1.4 million higher than the first half of 2005. $0.2 million of the increase was due to the inclusion of ASC since the ASC Acquisition Date. The 2006 increase also included the effects of higher volume, higher employee bonuses, and the effects of inflation on employee-related and other operating costs. These increases were partially offset by lower trade advertising. Selling and warehousing expenses were 6.7% of sales in the 2006 period and 6.9% of sales in the 2005 period.
General and administrative expenses. General and administrative expenses were $23.7 million in the first half of 2006, $1.7 million higher than the first half of 2005. $0.3 million of the increase was due to the inclusion of ASC since the ASC Acquisition Date. The 2006 increase also included higher employee bonuses, inflation-driven cost increases, and the cost of employee stock option based compensation. These increases in 2006 expense were partially offset by a $0.5 million gain from the sale of the Company’s airplane and lower bad debt expense.
The aforementioned employee stock option based compensation expense of $0.6 million in the first half of 2006 was the result of implementing SFAS No. 123R, “Stock-Based Payments,” in 2006. In 2005, prior to adoption of SFAS No. 123R, we did not record an expense for stock option based compensation.
Costs of integration of water pump operations and resulting asset impairment losses. See Note C to the financial statements included in this Form 10-Q.

Costs of closing facilities and consolidating operations. See Note E to the financial statements included in this Form 10-Q.
Loss on abandonment of an operation. See Note F to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $2.5 million higher in the first half of 2006 compared to the first half of 2005. $1.0 million of this increase was related to the effects of the ASC Acquisition, which resulted in the assumption of $10 million of ASC debt and $113 million of new borrowings to pay for a portion of the ASC Acquisition cost. Excluding the effects of the ASC Acquisition, the remaining $1.5 million increase was attributable to higher interest rates, partially offset by lower debt levels.
Write-off of deferred financing costs. See Note J to the financial statements included in this Form 10-Q.
Income tax expense. Income tax expense in the first half of 2006 was $3.3 million lower than expense in the first half of 2005, due to lower pre-tax income. For an explanation of high effective tax rates in both periods, see Note H to the financial statements included in this Form 10-Q.
Net income (loss) from continuing operations. Due to the factors described above, net income from continuing operations was $2.4 million for the first half of 2006 and $6.6 million in the first half of 2005.
Discontinued operations. Net income of discontinued operations was $1.5 million in the first half of 2006 compared to $0.5 million in the first half of 2005. The after-tax loss on the sale of the discontinued operations was $18.3 million in 2006.
Net (loss) income. Due to the factors described above, we reported a net loss of $14.4 million in 2006 compared to net income of $7.1 million in the first half of 2005.
Liquidity and Capital Resources
As a result of the ASC Acquisition, the Company has additional debt under a new credit facility. For a description of the new debt and credit facility, see Note J to the financial statements included in this Form 10-Q.
At June 30, 2006 and December 31, 2005, the Company had $57.0 million and $26.2 million of cash, respectively. Outstanding debt at June 30, 2006 and December 31, 2005, was $566.8 million and $442.5 million, respectively, as follows (in millions):

	June 30,	December 31,
	2006	2005
Short-term borrowings	$10.0	$0.3
Capital lease obligations	1.2	—
Term loan	330.0	217.0
Senior subordinated notes	230.0	230.0
Unamortized debt issuance costs	(4.4)	(4.8)

	$566.8	$442.5

On July 6, 2006, the Company used cash on hand to repay $34.6 million of its term loan borrowings, of which $8.0 million was required to be paid. There are no additional required term loan repayments until December 2008.
Short-term borrowings are routine borrowings by our foreign operations. The Company’s $230 million senior subordinated notes are due in 2013. Below is a schedule of future debt payments. The amounts are presented in millions of dollars.

July 2006 term loan repayment	$34.6
2006	3.8
2007	7.1
2008	1.2
2009	3.3
2010	3.3
Thereafter	517.9

$571.2

The Company’s significant debt service obligation is an important factor when assessing the Company’s liquidity and capital resources. At the June 30, 2006 debt level and interest rates, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $48.0 million. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.6 million. The Company’s significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. At June 30, 2006, $8.0 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $67.0 million of unused borrowing capacity at June 30, 2006.
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
The Company’s Amended and Restated Credit Agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established factoring relationships with three customers, which have resulted in the sales of approximately $14.6 million of receivables during the first half of 2006. If receivables had not been factored, there would have been $20.6 million more receivables outstanding at June 30, 2006, including $10.8 million sold by ASC prior to the ASC Acquisition Date. At December 31, 2005, if receivables had not been factored, there would have been $6.0 million more receivables outstanding. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.

Net cash provided by operating activities from continuing operations
Net cash provided by operating activities of continuing operations for the first half of 2006 was $10.7 million. Profits, before deducting (i) depreciation, (ii) amortization, and (iii) $8.4 million of non-cash charges for the write-off of deferred financing costs and the write-down of assets, generated $30.1 million of cash. An increase in trade receivables resulted in a $19.6 million use of cash. (Higher sales in the 2006 second quarter compared to the 2005 fourth quarter caused this receivables increase.) Small changes in inventory and accounts payable netted to an additional $2.1 million use of cash. Changes to all other assets and liabilities netted to a $2.3 million positive effect on cash.
Net cash used in investing activities from continuing operations
Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures in the six months ended June 30, 2006 and 2005 were $11.7 million and $18.1 million, respectively. Approximately $1.5 million and $6.4 million, respectively, of the 2006 and 2005 amounts were related to the implementation of a new fully integrated information system that has been implemented at certain domestic operations. For the full year 2006, the Company expects capital expenditures of its continuing operations to be between $30 million and $35 million.
In the first six months of 2006, we had cash expenditures of $123.5 million for the acquisition of ASC Industries, Inc. and had cash proceeds of $36.3 million from the sale of discontinued operations.
Recent Accounting Pronouncements
Effective January 1, 2006, the Company adopted the accounting provisions of SFAS No. 123R, “Share-Based Payment” (see Note Q to the financial statements included in this Form 10-Q).
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
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” This statement, which is effective for fiscal years beginning after September 15, 2006, was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. The implementation of SFAS No. 156 is not expected to have a material effect on the Company’s financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective beginning January 1, 2007. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating this interpretation to determine if it will have a material impact on the Company’s financial statements.

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
In the future, we expect to continue to monitor our currency transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of June 30, 2006, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
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
We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If the variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.4 million on our annual net income and cash flow.

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

UNITED COMPONENTS, INC.

Date: August 14, 2006	By:	/s/ CHARLES T. DICKSON
	Name:	Charles T. Dickson
	Title:	Chief Financial Officer