Form 10-Q
period 2006-09-30
UNITED COMPONENTS INC
filed 2006-11-14
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
     Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of November 14, 2006.

United Components, Inc.
Index

Part I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheets — September 30, 2006 and December 31, 2005
Condensed consolidated income statements — Three and nine months ended September 30, 2006 and 2005
Condensed consolidated statements of cash flows — Nine months ended September 30, 2006 and 2005
Condensed consolidated statements of changes in shareholder’s equity — Nine months ended September 30, 2006 and 2005
Notes to condensed consolidated financial statements

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30,	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$41,395	$26,182
Accounts receivable, net	253,641	233,007
Inventories, net	179,131	150,190
Deferred tax assets	26,261	22,529
Other current assets	33,692	21,634
Assets of discontinued operations	—	63,863

Total current assets	534,120	517,405

Property, plant and equipment, net	191,412	180,647
Goodwill	236,078	166,559
Other intangible assets, net	100,083	87,197
Deferred financing costs, net	5,887	6,177
Pension and other assets	13,676	12,904
Assets held for sale	4,477	—
Assets of discontinued operations	—	13,953

Total assets	$1,085,733	$984,842

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$97,335	$94,613
Short-term borrowings	10,516	261
Current maturities of long-term debt	407	12
Accrued expenses and other current liabilities	109,841	93,585
Liabilities of discontinued operations	—	17,778

Total current liabilities	218,099	206,249

Long-term debt, less current maturities	521,831	442,274
Pension and other postretirement liabilities	46,372	49,623
Deferred tax liabilities	12,590	3,554
Other long-term liabilities	6,616	1,936
Liabilities of discontinued operations	—	860
Contingencies – Note O	—	—

Total liabilities	805,508	704,496

Shareholder’s equity
Common stock	—	—
Additional paid in capital	273,325	263,636
Retained earnings	5,240	17,546
Accumulated other comprehensive income (loss)	1,660	(836)

Total shareholder’s equity	280,225	280,346

Total liabilities and shareholder’s equity	$1,085,733	$984,842

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net sales	$252,437	$223,888	$729,012	$667,607
Cost of sales	205,286	177,253	584,216	531,617

Gross profit	47,151	46,635	144,796	135,990

Operating expenses
Selling and warehousing	15,857	15,488	47,826	46,086
General and administrative	11,017	9,086	34,721	31,115
Amortization of acquired intangible assets	1,844	1,708	4,773	4,772
Costs of integration of water pump operations and resulting asset impairment losses (Note C)	829	—	5,429	—
Costs of closing facilities and consolidating operations (Note E)	813	—	6,275	—
Loss on abandonment of an operation (Note F)	—	577	—	2,759

Operating income	16,791	19,776	45,772	51,258

Other income (expense)
Interest expense, net	(12,071)	(9,103)	(31,935)	(26,514)
Write-off of deferred financing costs (Note J)	—	—	(2,625)	—
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	155	(207)	92	(351)

Income before income taxes	4,375	9,966	9,804	22,893
Income tax expense	2,313	4,015	5,347	10,340

Net income from continuing operations	2,062	5,951	4,457	12,553

Discontinued operations (Note D)
Net income from discontinued operations, net of tax	—	45	1,509	546
Loss on sale of discontinued operations, net of tax	—	—	(18,272)	—

	—	45	(16,763)	546

Net (loss) income	$2,062	$5,996	$(12,306)	$13,099

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months ended September 30,
	2006	2005
Cash flows from operating activities of continuing operations
Net (loss) income	$(12,306)	$13,099
Less:
Net income from discontinued operations, net of tax	1,509	546
Loss on sale of discontinued operations, net of tax	(18,272)	—

Net income from continuing operations	4,457	12,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	28,003	27,781
Amortization of deferred financing costs and debt issuance costs	1,775	1,660
Deferred income taxes	(3,619)	6,928
Non-cash write off of deferred financing costs	2,625	—
Non-cash asset write-downs, described in Notes C and E	6,052	—
Other non-cash, net	775	1,048
Changes in operating assets and liabilities
Accounts receivable	(7,897)	(29,282)
Inventories	12,374	1,628
Other current assets	(454)	(2,065)
Accounts payable	(14,539)	18,765
Accrued expenses and other current liabilities	3,877	2,731
Other assets	623	(855)
Other long-term liabilities	558	(1,467)

Net cash provided by operating activities of continuing operations	34,610	39,425

Cash flows from investing activities of continuing operations
Purchase price of the ASC Acquisition, net of cash acquired	(121,734)	—
Proceeds from sale of discontinued operations	36,300	—
Capital expenditures	(18,299)	(25,114)
Proceeds from sale of property, plant and equipment	1,217	147

Net cash used in investing activities of continuing operations	(102,516)	(24,967)

Cash flows from financing activities of continuing operations
Issuances of debt	113,000	33,000
Financing fees	(3,636)	—
Debt repayments	(34,538)	(48,667)
Shareholder’s equity contribution	8,515	536

Net cash provided by (used in) financing activities of continuing operations	83,341	(15,131)

Discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	369	(1,168)
Net cash used in investing activities of discontinued operations	(806)	(1,261)

Effect of exchange rate changes on cash	215	(300)

Net increase (decrease) in cash and cash equivalents	15,213	(3,402)

Cash and cash equivalents at beginning of year	26,182	11,291

Cash and cash equivalents at end of period	$41,395	$7,889

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional		Other	Total
	Common	Paid In	Retained	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2005	$—	$263,120	$22,074	$2,726	$287,920
Additions to paid in capital		536			536
Comprehensive income
Net income			13,099		13,099	$13,099
Other comprehensive loss
Interest rate swaps				(344)	(344)	(344)
Foreign currency adjustment				(3,262)	(3,262)	(3,262)

Total comprehensive income						$9,493

Balance at September 30, 2005	$—	$263,656	$35,173	$(880)	$297,949

Balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		8,515			8,515
Recognition of stock based compensation expense		1,174			1,174
Comprehensive loss
Net (loss) income			(12,306)		(12,306)	$(12,306)
Other comprehensive income
Interest rate swaps				199	199	199
Foreign currency adjustment				1,699	1,699	1,699
Minimum pension liability adjustment				598	598	598

Total comprehensive loss						$(9,810)

Balance at September 30, 2006	$—	$273,325	$5,240	$1,660	$280,225

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is a wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At September 30, 2006, affiliates of The Carlyle Group own 95.5% of Holdco’s common stock, and the remainder is owned by certain members of senior management and UCI’s Board of Directors.
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
The December 31, 2005 consolidated balance sheet has been derived from the audited financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The consolidated financial statements at September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of the Company, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions include estimates of the collectibility of accounts receivable and the realizability of inventory, goodwill and other intangible assets. They also include estimates of cost accruals, environmental liabilities, warranty and other product returns, insurance reserves, income taxes, pensions and other postretirement benefits and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.
These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE B — ACQUISITION OF ASC INDUSTRIES, INC.
On May 25, 2006 (the “ASC Acquisition Date”), the Company completed the acquisition of all of the outstanding capital stock of ASC Industries, Inc. and its subsidiaries (“ASC”). This transaction is referred to herein as the “ASC Acquisition.”
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
In addition to the above, UCI agreed to pay to the former stockholders of ASC up to an aggregate amount of $4 million of additional contingent purchase price, based upon the integration of certain operations within ASC and UCI. In the third quarter of 2006, the Company paid $2 million of the $4 million and has added that amount to the purchase price of ASC. The remaining $2 million will be added to the final purchase price, if and when the remainder of the integration is completed.
The final ASC Acquisition purchase price is dependent on (i) the final determination of the fees and expenses directly related to the ASC Acquisition, (ii) finalization of the working capital and other adjustments as set forth in the Stock Purchase Agreement related to the ASC Acquisition, and (iii) the potential additional purchase price discussed above.
Financing for the ASC Acquisition
Financing for the ASC Acquisition was comprised of the following:

(in millions)
Proceeds from additional UCI debt	$113.0
UCI’s cash on hand	4.2
Rollover equity	8.3

$125.5

Certain ASC stockholders exchanged $8.3 million of ASC stock for the stock of UCI’s parent company, and UCI’s parent company contributed the ASC stock to UCI. This stock is referred to as “rollover equity” in the above table.
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

(in millions)
Cash	$3.8
Accounts receivable	12.5
Inventory	41.4
Property, plant and equipment	26.7
Acquired intangible assets	17.3
Goodwill	69.5
Other assets	2.7
Accounts payable and accrued liabilities	(24.8)
Long-term debt and capital lease obligations	(11.3)
Other liabilities	(4.7)
Deferred income taxes	(7.6)

$125.5

Goodwill is not deductible for income tax purposes. Acquired intangible assets are primarily customer relations and trademarks, which are amortized on an accelerated basis commensurate with the expected benefits. The useful lives of these intangibles are estimated to range from 3 to 16 years.
Pro Forma Information
The unaudited pro forma income statement information presented below is based on the historical income statements of UCI and ASC and have been adjusted on a pro forma basis to give effect to the ASC Acquisition and the related financing as if they had occurred on January 1, 2005. The pro forma adjustments give effect to (i) the preliminary allocation of the preliminary ASC Acquisition purchase price, (ii) UCI’s ASC Acquisition related financing, (iii) the repayment by ASC of $81.6 million of ASC debt and other ASC obligations from the proceeds received in connection with the ASC Acquisition, and (iv) the costs of integration of the water pump operations and resulting asset impairment losses (described in Note C) as if they occurred in the first half of 2005.
The unaudited pro forma financial information does not purport to represent what the results of operations would have been had the ASC Acquisition occurred as of the date indicated, or what results will be in future periods.

	(in millions)
	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net sales	$252.4	$250.1	$770.8	$741.3
Operating income	23.5	22.5	61.9	42.7
Net income from continuing operations	6.0	5.9	14.0	1.6
Operating income and Net income from continuing operations include the losses described in Notes E and F in the 2006 periods and the losses described in Note C, on a pro forma basis, in the nine months ended September 30, 2005.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE C —	COSTS OF INTEGRATION OF WATER PUMP OPERATIONS AND RESULTING ASSET IMPAIRMENT LOSSES
Before the ASC Acquisition, the Company’s “pre-acquisition water pump operations” manufactured and distributed water pumps to all market channels. The Company has made plans and has begun integration of its pre-acquisition water pump operations with the water pump operations of ASC. This integration includes plans to consolidate the operations of several facilities. In connection with this consolidation, the Company recorded the following pre-tax expenses and losses in 2006 (in millions):

			Nine Months
	Second	Third	Ended
	Quarter	Quarter	Sept. 30
Land, building, & equipment impairment losses	$4.3	$—	$4.3
Severance	0.3	—	0.3
Raw materials write-off	—	0.3	0.3
Other integration costs	—	0.5	0.5

	$4.6	$0.8	$5.4

The after-tax effect of these losses is a loss of $3.3 million.
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
The $0.5 million of other integration costs includes wages, travel expenses, transportation costs, and other expenditures incurred solely for the purpose of the integration.
In October 2006, the Company announced that all domestic water pump manufacturing would be combined at ASC’s manufacturing facility. Consequently, the Company’s pre-acquisition water pump facility will be closed. As a result of the facility closure, which is expected to occur in the third quarter of 2007, the Company will incur up to $2.6 million of severance costs. Substantially all of the employees at the Company’s pre-acquisition water pump factory will be terminated. All 298 permanent employees of this facility are eligible for severance benefits, which will be earned only if an employee remains employed until a Company-designated termination date. The severance benefits are (i) a three month continuation of medical insurance after termination and (ii) a lump sum payment, which varies based on years of service. Approximately half of the severance costs are expected to be paid in the second quarter of 2007 and the other half will be paid in the first and third quarters of 2007. These severance costs have not yet been recorded as expense. $0.4 million of these severance costs will be expensed in the fourth quarter of 2006 and the remainder will be expensed ratably over the remaining employment periods of the affected employees.

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
These operations were sold to two separate buyers for a combined $37.6 million of cash, approximately $1.3 million of which will be received in the fourth quarter of 2006. In the second quarter, the Company recorded a combined after-tax loss of $18.3 million on these sales.
The operating results and the assets and liabilities of these operations are presented as discontinued operations in the Company’s financial statements for all periods presented.
Net sales and income before income taxes for these discontinued operations is presented below (in millions):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$—	$33.5	$67.6	$104.6
Income before income taxes	—	0.1	2.5	0.9
The pre-tax income presented in the above table includes deductions for allocated interest expense of $0.1 million for the three months ended September 30, 2005 and $0.3 million for the nine months ended September 30, 2006 and 2005. Interest expense is allocated to discontinued operations in accordance with EITF Issue No. 87-24, which requires allocation of interest expense to discontinued operations to the extent the Company is required to repay debt as a result of a disposition transaction.
NOTE E — COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS
The following table summarizes the costs of closing facilities, which were recorded in 2006 (in millions):

	Asset
	Write-downs	Severance	Other	Total
First half of 2006 recorded costs
Closure of Canadian facility	$0.4	$0.4	$0.1	$0.9
Closure of Mexican facility	1.0	2.0	1.6	4.6

	1.4	2.4	1.7	5.5

Third quarter of 2006 recorded costs
Closure of Canadian facility	—	—	—	—
Closure of Mexican facility	—	—	0.8	0.8

	—	—	0.8	0.8

Nine months ended September 30, 2006	$1.4	$2.4	$2.5	$6.3

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Closure of Canadian facility
In March 2006, the Company decided to close its Canadian facility, which manufactures and distributes mechanical fuel pumps. This production and distribution has been transferred to the Company’s fuel pump operations in Fairfield, Illinois.
Closure activities began in the second quarter of 2006 and were completed in the third quarter of 2006. The severance and other costs were paid in the second and third quarters.
After tax, the combined loss for the above closure-related costs was $0.6 million.
Closure of Mexican facility
On April 24, 2006, the Company announced its plan to close its Mexican filter manufacturing plant and transfer production to its Albion, Illinois filter manufacturing facility. The shutdown and transfer of production began in the second quarter and was, for the most part, completed by the end of third quarter of 2006. The Mexican plant ceased operations in the third quarter of 2006. In 2005, the Mexican facility produced approximately 13% of the Company’s filters.
In the first quarter of 2006, the Company incurred $0.4 million of professional fees and other costs related to closing the Mexican plant and consolidating operations in Illinois. In the second quarter of 2006, the Company recorded an additional pre-tax loss of $4.2 million related to closing the Mexican plant and consolidating operations in Illinois. This loss includes $2.0 million for severance costs, $1.0 million of non-cash equipment and inventory write-offs and $1.2 million of other cash costs, which were primarily for equipment dismantling and transporting costs.
In the third quarter of 2006, the Company recorded $0.8 million of additional pre-tax cash costs, which were primarily professional fees and equipment dismantling and transportation costs.
After tax, the combined losses recorded in the nine months ended September 30, 2006 were $3.4 million.
As of September 30, 2006, the Company had paid the $2.0 million of severance costs and the $2.4 million of other costs related to the shutdown and consolidation. In addition, the Company spent $1.4 million for capital expenditures in connection with this consolidation as of September 30, 2006.
The Company intends to sell the land and building used by the Mexican manufacturing operation. The $4.5 million net book value is classified as “Assets held for sale” in the September 30, 2006 balance sheet.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Sales of Airtex UK, which were included in the Company’s consolidated results for the years ended December 31, 2004 and 2003 and for the nine months ended September 30, 2005 and 2004 were $7.5 million, $8.4 million, $3.7 million, and $6.0 million, respectively. Pre-tax income (losses), which were included in the Company’s consolidated results for the same four periods were $(0.2) million, $1.0 million, $(0.9) million, and $0.0 million, respectively.
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
The following table summarizes changes to the $1.2 million accrual for the nine months ended September 30, 2006 (in millions):

December 31, 2005 balance	$1.2
Cash paid	(0.6)

September 30, 2006 balance	$0.6

NOTE H — INCOME TAXES
For the first three quarters of 2006, the effective income tax rate on continuing operations was 54.5%. This rate is the combination of (i) tax expense on profits from continuing operations, before the losses described in Notes C and E, and (ii) tax benefits related to the losses described in Notes C and E. The approximate weighted average effective tax rate on the losses described in Notes C and E was 38.1%. The effective income tax rate for continuing operations, before the losses described in Notes C and E, was 45.6%. The difference from statutory rates is primarily due to (i) the impact of certain foreign earnings, which are taxed both locally and in the United States, and (ii) the impact of certain foreign losses for which tax benefits were not recorded because of uncertain realizability.
In addition, in the third quarter of 2006, the Company recorded a $1.2 million reduction in tax expense to adjust estimated 2005 tax liabilities to the actual expense reported in the Company’s 2005 US federal tax return, as filed in September 2006. The adjustment was primarily due to the impact of foreign earnings on US federal taxable income. Offsetting this adjustment, the Company recorded $1.0 million of additional tax expense resulting from the implementation of a tax planning strategy related to certain foreign filing positions. This strategy is expected to ultimately yield benefits that will significantly exceed the $1.0 million up-front expense.
For the 2006 third quarter, the effective income tax rate on continuing operations was 52.9%. The weighted average effective tax rate on losses described on Notes C and E was 38.5%. The effective tax rate for continuing operations, before the losses in Notes C and E was 49.9%. The difference from statutory rates is primarily due to (i) the impact of certain foreign earnings, which are taxed both locally and in the United States, and (ii) the impact of certain foreign losses for which tax benefits were not recorded because of uncertain realizability. See the preceding paragraph for a description of two additional, offsetting adjustments to the 2006 third quarter income tax expense.
The effective income tax rate on continuing operations for the 2005 third quarter was 40.3% and for the first three quarters of 2005 was 45.2%. In the nine month period, the difference from statutory rates is primarily because the Company did not record any tax benefit on the $2.8 million loss on the abandonment of a foreign operation, which is described in Note F. Tax benefit was not recorded on these losses because realization of the tax benefit was not probable.
NOTE I — SALES OF RECEIVABLES
The Company has agreements to sell undivided interests in certain of its receivables to several factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. The Company enters into these agreements at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, the Company sold $31.4 million and $16.1 million of receivables during the nine months ended September 30, 2006 and 2005, respectively.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
If receivables had not been factored, $21.7 million in additional receivables would have been outstanding at September 30, 2006, including $0.7 million sold by ASC prior to the ASC Acquisition Date. At December 31, 2005, if receivables had not been factored, $6.0 million in additional receivables would have been outstanding.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $0.3 million and $0.6 million in the three and nine months ended September 30, 2006, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2005, respectively. These costs are recorded in the condensed consolidated income statements in “Miscellaneous, net”.
NOTE J — DEBT
In connection with the ASC Acquisition, the Company assumed $10.0 million of ASC debt and $1.3 million of ASC capital lease obligations. ASC debt is due within one year. Interest is at a weighted average 6.2%.
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
Cash fees related to the new Amended and Restated Credit Agreement were $3.6 million. This $3.6 million was recorded as an addition to “Deferred financing costs” and is amortized as interest expense over the remaining life of the new debt. In May 2006, the Company recorded a $2.6 million loss to write off the unamortized deferred financing costs related to the previously outstanding debt, which was replaced by the borrowing under the new credit facility. This $2.6 million loss is recorded as “Write-off of deferred financing costs” in the income statement for the nine months ended September 30, 2006.
September 30, 2006 debt is summarized as follows (in millions):

Short-term borrowings	$10.5
Capital leases obligations	1.0
Term loan	295.4
Senior subordinated notes	230.0
Unamortized debt issuance costs	(4.2)

532.7

Less
Short-term borrowing	10.5
Current maturities	0.4

Long-term debt	$521.8

On October 27, 2006, the Company used cash on hand to voluntarily repay $30.4 million of its term loan.
The terms and conditions of the new Amended and Restated Credit Agreement are similar to those of the Company’s previous senior credit facility. The term loan is due in 2012, which is two years later than the previous term loan. Interest on the term loan is at LIBOR plus 2.25%, which is 0.25% lower than that of the previous term loan.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
NOTE K — INVENTORIES
The components of inventory are as follows (in millions):

	September 30,	December 31,
	2006	2005
Raw materials	$58.0	$41.5
Work in process	36.0	24.5
Finished products	104.6	101.6
Valuation reserves	(19.5)	(17.4)

	$179.1	$150.2

NOTE L — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	September 30,	December 31,
	2006	2005
Salaries and wages	$3.3	$2.9
Bonuses	6.1	3.9
Vacation pay	5.2	4.9
Pension and other postretirement liabilities	8.0	8.7
Product returns	24.6	26.2
Rebates, credits and discounts due customers	9.2	11.0
Insurance	11.1	9.7
Taxes payable	6.4	7.6
Interest	9.4	3.0
Other	26.5	15.7

	$109.8	$93.6

NOTE M — PRODUCT RETURNS LIABILITY
The liability for product returns is included in “Accrued expenses and other current liabilities”. This liability includes accruals for parts returned under warranty and for parts returned because of customer excess quantities. The Company provides warranties for its products’ performance. Warranty periods vary by part, but generally are either one year or indefinite. In addition to returns under warranty, the Company allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, they are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. In some cases, the Company does not have a contractual obligation to accept excess quantities. However, common practice for the Company and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from the Company and

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
change to another vendor, it is industry practice for the new vendor, and not the Company, to accept any inventory returns resulting from the vendor change.
The changes in the Company’s product returns liability are as follows (in millions):

	Nine Months ended September 30,
	2006	2005
Beginning of year	$26.2	$14.8
Addition due to ASC Acquisition	1.2	—
Cost of unsalvageable parts	(37.5)	(29.1)
Additional reductions to sales	34.7	27.2

End of period	$24.6	$12.9

NOTE N — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Service cost	$1.9	$2.0	$5.9	$6.1
Interest cost	3.0	2.8	9.1	8.5
Expected return on plan assets	(3.6)	(3.1)	(10.2)	(9.3)
Amortization of prior service cost and unrecognized loss	—	—	0.3	—

	$1.3	$1.7	$5.1	$5.3

NOTE O — CONTINGENCIES
Environmental
The Company is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. The Company has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered the Company to continue with the monitoring and investigation of chlorinated solvent contamination. The Company has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where the Company, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $2.1 million accrued at September 30, 2006 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

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
During the fourth quarter of 2005, the Company recorded a $1.0 million accrued liability for this matter and recorded a corresponding $1.0 million receivable, which is included in “Other current assets.” As of September 30, 2006, $25,000 of claims have been paid.
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
NOTE P — GEOGRAPHIC INFORMATION
The Company had the following net sales by country (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
United States	$204.3	$180.4	$585.7	$529.1
Canada	7.1	8.5	20.0	22.4
United Kingdom	10.1	7.7	29.5	27.9
Mexico	10.1	8.1	29.1	21.4
Germany	2.7	3.0	9.7	10.6
Spain	0.8	0.8	2.9	2.9
Belgium	1.9	1.4	6.3	5.2
France	2.4	2.5	8.4	8.3
Sweden	1.3	1.1	4.2	4.5
Other	11.7	10.4	33.2	35.3

	$252.4	$223.9	$729.0	$667.6

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Net long-lived assets by country are as follows (in millions):

	September 30,	December 31,
	2006	2005
United States	$248.5	$253.4
United Kingdom	32.0	30.3
China	19.3	—
Mexico	12.2	13.1
Spain	3.5	3.6
Canada	—	0.5
Goodwill	236.1	166.5

	$551.6	$467.4

NOTE Q — STOCK OPTIONS
Adoption of SFAS No. 123R
In January 2006, the Company adopted SFAS No. 123R, “Share-Based Payment.” The Company elected the modified prospective method of adoption under which prior periods are not revised.
In the three and nine months ended September 30, 2006, a $0.4 million and $1.2 million expense, respectively ($0.2 million and $0.7 million, respectively, after-tax), was recorded for stock option based compensation. In accordance with the accounting rules applied in 2005, there was no such expense recorded in 2005.
Prior to January 2006, the Company accounted for stock options in accordance with the disclosure-only provisions of SFAS No. 123, which permitted the Company to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, the intrinsic-value-based method of accounting for stock option plans was used. Under this method, compensation cost was the excess, if any, of the market price at the grant date over the amount an employee must pay to acquire the stock. All UCI stock options have been granted with an exercise price of not less than the market value of the common stock on the date of the grant; therefore, no compensation expense has been recorded in any period prior to the adoption of SFAS No. 123R. Had the compensation expense for these stock options been applied using the fair-value-based method at the grant date, rather than the intrinsic-value-method of accounting, the pro forma amounts would have been as follows for the three and nine months ended September 30, 2005 (in millions):

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
	2005	2005
Net income from continuing operations, as reported	$6.0	$12.6
Pro forma stock-based compensation expense, net of tax	0.4	1.0

Pro forma net income from continuing operations	$5.6	$11.6

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Information related to the number of shares under options for the nine months ended September 30, 2006 follows:

Number of shares under option:
Outstanding at December 31, 2005	304,040
Granted	8,000
Exercised	—
Cancelled	(23,475)

Outstanding at September 30, 2006	288,565

Exercisable at September 30, 2006	84,748

The weighted-average remaining life of options that are exercisable at September 30, 2006, and for all options outstanding at September 30, 2006, is 8 years. The weighted-average exercise price and intrinsic value for all options outstanding, granted, cancelled, and exercisable was $100 per share and $0 per share, respectively.
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of grant using the assumptions listed below. The fair value of options granted in 2006 was $53.51.

Nine Months ended
September 30, 2006
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
At September 30, 2006, there was $4.3 million of unrecognized compensation cost relating to outstanding unvested stock options. Approximately $0.4 million of this cost will be recognized in the remainder of 2006, $1.1 million in 2007, and the balance in declining amounts through 2014.
The $1.2 million of stock option based compensation expense recorded in the first three quarters of 2006 is a non-cash charge. Since the inception of the Plan, no options granted have been exercised and, accordingly, no cash has been received from any option holder.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE R — NEW ACCOUNTING PRONOUNCEMENTS
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
In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective beginning January 1, 2007. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating this interpretation to determine if it will have a material impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the impact of this statement on its financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to fully recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its financial statements and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. This provision of SFAS No. 158 is effective for reporting periods beginning after July 1, 2007. The Company is currently assessing the impact of this provision of SFAS No. 158 on the Company’s financial statements. SFAS No. 158 also requires that the Company measure its plans assets and benefit obligations as of the Company’s year-end financial statement date. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. This provision of SFAS No. 158 will not impact the Company’s financial statements because the Company currently does its measurements at its year-end financial statement date.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses diversity in practice in quantifying financial statement misstatements for the purpose of assessing materiality. SAB 108 requires that a company quantify misstatements based on the impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for misstatements that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating SAB 108 to determine if it will have an impact on its financial statements.
NOTE S — OTHER INFORMATION
At September 30, 2006, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
In May 2006, the Company paid $2.5 million to The Carlyle Group for their services in connection with the ASC Acquisition and the related financing.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Interest	$5.6	$3.2	$24.4	$20.3
Income taxes paid (net of refunds)	(0.7)	4.0	(1.8)	13.3
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

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Balance Sheet
September 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$41,395	$—	$31,348	$944	$9,103
Accounts receivable, net	253,641	—	—	224,349	29,292
Inventories, net	179,131	—	—	156,149	22,982
Deferred tax assets	26,261	—	644	24,893	724
Other current assets	33,692	—	5,538	18,640	9,514

Total current assets	534,120	—	37,530	424,975	71,615

Property, plant and equipment, net	191,412	—	250	135,012	56,150
Intercompany notes receivable	—	(467,000)	467,000	—	—
Investment in subsidiaries	—	(175,212)	160,326	14,886	—
Goodwill	236,078	—	236,078	—	—
Other intangible assets, net	100,083	—	14,734	82,949	2,400
Deferred financing costs, net	5,887	—	5,887	—	—
Pension and other assets	13,676	—	321	12,346	1,009
Assets held for sale	4,477	—	—	—	4,477

Total assets	$1,085,733	$(642,212)	$922,126	$670,168	$135,651

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$97,335	$—	$2,724	$76,118	$18,493
Short-term borrowings	10,516	—	—	—	10,516
Current maturities of long-term debt	407	—	—	407	—
Accrued expenses and other current liabilities	109,841	—	13,692	85,865	10,284

Total current liabilities	218,099	—	16,416	162,390	39,293

Long-term debt, less current maturities	521,831	—	521,123	708	—
Pension and other postretirement liabilities	46,372	—	—	31,311	15,061
Deferred tax liabilities	12,590	—	10,311	6,325	(4,046)
Other long-term liabilities	6,616	—	—	2,676	3,940
Intercompany payables (receivables)	—	—	94,051	(107,492)	13,441
Intercompany notes payable	—	(467,000)	—	447,000	20,000

Total shareholder’s equity	280,225	(175,212)	280,225	127,250	47,962

Total liabilities and shareholder’s equity	$1,085,733	$(642,212)	$922,126	$670,168	$135,651

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Balance Sheet
December 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$26,182	—	20,029	1,307	4,846
Accounts receivable, net	233,007	—	—	208,983	24,024
Inventories, net	150,190	—	—	134,811	15,379
Deferred tax assets	22,529	—	103	21,867	559
Other current assets	21,634	—	7,232	8,337	6,065
Assets of discontinued operations	63,863	—	—	63,863	—

Total current assets	517,405	—	27,364	439,168	50,873

Property, plant and equipment, net	180,647		302	137,662	42,683
Intercompany notes receivable	—	(467,000)	467,000	—	—
Investment in subsidiaries	—	(141,742)	141,126	616	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	87,197	—	14,643	70,154	2,400
Deferred financing costs, net	6,177	—	6,177	—	—
Pension and other assets	12,904	—	305	12,454	145
Assets of discontinued operations	13,953	—	—	13,953	—

Total assets	$984,842	$(608,742)	$823,476	$674,007	$96,101

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$94,613	—	4,647	75,399	14,567
Short-term borrowings	261	—	—	—	261
Current maturities of long-term debt	12	—	—	—	12
Accrued expenses and other current Liabilities	93,585	—	11,097	75,156	7,332
Liabilities of discontinued operations	17,778	—	—	17,778	—

Total current liabilities	206,249	—	15,744	168,333	22,172

Long-term debt, less current maturities	442,274	—	442,274	—	—
Pension and other postretirement liabilities	49,623	—	—	34,406	15,217
Deferred tax liabilities	3,554	—	13,377	(4,767)	(5,056)
Other long-term liabilities	1,936	—	816	1,936	(816)
Liabilities of discontinued operations	860	—	—	860	—
Intercompany payables (receivables)	—	—	70,919	(82,497)	11,578
Intercompany notes payable	—	(467,000)	—	447,000	20,000

Total shareholder’s equity	280,346	(141,742)	280,346	108,736	33,006

Total liabilities and shareholder’s equity	$984,842	$(608,742)	$823,476	$674,007	$96,101

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Three Months Ended September 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$252,437	$(13,489)	$—	$229,322	$36,604
Cost of sales	205,286	(13,489)	—	185,043	33,732

Gross profit	47,151	—	—	44,279	2,872

Operating expenses
Selling and warehousing	15,857	—	425	13,429	2,003
General and administrative	11,017	—	3,044	5,123	2,850
Amortization of acquired intangible assets	1,844	—	—	1,844	—
Costs of integration of water pump operations and resulting asset impairment losses	829	—	—	829	—
Costs of closing facilities and consolidating operations	813	—	—	813	—

Operating income (loss)	16,791	—	(3,469)	22,241	(1,981)

Other income (expense)
Interest expense, net	(12,071)	—	(11,378)	(278)	(415)
Intercompany interest	—	—	12,728	(12,046)	(682)
Write-off of deferred financing costs	—	—	—	—	—
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	155	—	—	155	—

Income (loss) before income taxes	4,375	—	(2,619)	10,072	(3,078)
Income tax expense (benefit)	2,313	—	(2,560)	3,734	1,139

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	2,062	—	(59)	6,338	(4,217)

Equity in earnings of subsidiaries	—	2,691	2,121	(4,812)	—

Net (loss) income	$2,062	$2,691	$2,062	$1,526	$(4,217)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Three Months Ended September 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$223,888	$(3,765)	$—	$198,947	$28,706
Cost of sales	177,253	(3,765)	—	156,222	24,796

Gross profit	46,635	—	—	42,725	3,910

Operating expenses
Selling and warehousing	15,488	—	—	13,656	1,832
General and administrative	9,086	—	2,828	3,819	2,439
Amortization of acquired intangible assets	1,708	—	295	1,413	—
Loss on abandonment of an operation	577	—	—	—	577

Operating income (loss)	19,776	—	(3,123)	23,837	(938)

Other income (expense)
Interest expense, net	(9,103)	—	(9,192)	125	(36)
Intercompany interest	—		9,734	(9,175)	(559)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(207)	—	—	(39)	(168)

Income (loss) before income taxes	9,966	—	(3,081)	14,748	(1,701)
Income tax expense (benefit)	4,015	—	(1,462)	5,914	(437)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	5,951	—	(1,619)	8,834	(1,264)

Equity in earnings of subsidiaries	—	(6,845)	7,615	(770)	—

Discontinued operations
Net income from discontinued operations, net of tax	45	—	—	45	—

Net (loss) income	$5,996	$(6,845)	$5,996	$8,109	$(1,264)

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Nine Months Ended September 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors

Net sales	$729,012	$(24,593)	$—	$646,538	$107,067
Cost of sales	584,216	(24,593)	—	516,694	92,115

Gross profit	144,796	—	—	129,844	14,952

Operating expenses
Selling and warehousing	47,826	—	1,100	40,742	5,984
General and administrative	34,721	—	10,598	16,130	7,993
Amortization of acquired intangible assets	4,773	—	—	4,773	—
Costs of integration of water pump operations and resulting asset impairment losses	5,429	—	—	5,429	—
Costs of closing facilities and consolidating operations	6,275	—	—	5,021	1,254

Operating income (loss)	45,772	—	(11,698)	57,749	(279)

Other income (expense)
Interest expense, net	(31,935)	—	(31,526)	(20)	(389)
Intercompany interest	—	—	33,052	(31,240)	(1,812)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(1,500)	—	(1,500)	—	—
Miscellaneous, net	92	—	—	92	—

Income (loss) before income taxes	9,804	—	(14,297)	26,581	(2,480)
Income tax expense (benefit)	5,347	—	(5,759)	9,695	1,411

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	4,457	—	(8,538)	16,886	(3,891)

Equity in earnings of subsidiaries	—	(8,855)	14,504	(5,649)	—

Discontinued operations
Net income from discontinued operations, net of tax	1,509	—	—	1,509	—
Loss on sale of discontinued operations, net of tax	(18,272)	—	(18,272)	—	—

	(16,763)	—	(18,272)	1,509	—

Net (loss) income	$(12,306)	$(8,855)	$(12,306)	$12,746	$(3,891)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Income Statement
Nine Months Ended September 30, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$667,607	$(10,321)	$—	$580,783	$97,145
Cost of sales	531,617	(10,321)	—	460,928	81,010

Gross profit	135,990	—	—	119,855	16,135

Operating expenses
Selling and warehousing	46,086	—	—	40,279	5,807
General and administrative	31,115	—	9,497	12,329	9,289
Amortization of acquired intangible assets	4,772	—	295	4,477	—
Loss on abandonment of an operation	2,759	—	—	—	2,759

Operating income (loss)	51,258	—	(9,792)	62,770	(1,720)

Other income (expense)
Interest expense, net	(26,514)	—	(26,931)	389	28
Intercompany interest	—	—	28,498	(26,938)	(1,560)
Management fee expense	(1,500)	—	(1,500)	—	—
Miscellaneous, net	(351)	—	—	122	(473)

Income (loss) before income taxes	22,893	—	(9,725)	36,343	(3,725)
Income tax expense (benefit)	10,340	—	(3,920)	14,660	(400)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	12,553	—	(5,805)	21,683	(3,325)

Equity in earnings of subsidiaries	—	(15,325)	18,904	(3,579)	—

Discontinued operations:
Net income from discontinued operations, net of tax	546	—	—	546	—

Net income (loss)	$13,099	$(15,325)	$13,099	$18,650	$(3,325)

United Components, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$34,610	$—	$15,609	$10,493	$8,508

Cash flows from investing activities of continuing operations:
Purchase price of the ASC Acquisition, net of cash acquired	(121,734)	—	(121,734)	—	—
Proceeds from sale of discontinued operations	36,300	—	36,300	—	—
Capital expenditures	(18,299)	—	(2,300)	(11,130)	(4,869)
Proceeds from sale of property, plant and equipment	1,217	—	—	814	403

Net cash used in investing activities of continuing operations	(102,516)	—	(87,734)	(10,316)	(4,466)

Cash flows from financing activities of continuing operations:
Issuances of debt	113,000	—	113,000	—	—
Financing fees	(3,636)	—	(3,636)	—	—
Debt repayments	(34,538)	—	(34,435)	(103)	—
Shareholder’s equity contributions	8,515	—	8,515	—	—

Net cash provided by (used in) financing activities of continuing operations	83,341	—	83,444	(103)	—

Discontinued operations:
Net cash provided by operating activities of discontinued operations	369	—	—	369	—
Net cash used in investing activities of discontinued operations	(806)	—	—	(806)	—

Effect of exchange rate changes on cash	215	—	—	—	215

Net increase (decrease) in cash and cash equivalents	15,213	—	11,319	(363)	4,257

Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Cash and cash equivalents at end of period	$41,395	$—	$31,348	$944	$9,103

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2005
(in thousands)

					Non-
	UCI Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$39,425	$—	$22,777	$11,205	$5,443

Cash flows from investing activities of continuing operations:
Capital expenditures	(25,114)	—	(10,086)	(11,031)	(3,997)
Proceeds from sale of property, plant and equipment	147	—	—	1	146

Net cash used in investing activities of continuing operations	(24,967)	—	(10,086)	(11,030)	(3,851)

Cash flows from financing activities of continuing operations:
Issuances of debt	33,000	—	33,000	—	—
Debt repayments	(48,667)	—	(48,500)	—	(167)
Shareholder’s equity contributions	536	—	536	—	—

Net cash used in financing activities of continuing operations	(15,131)	—	(14,964)	—	(167)

Discontinued operations:
Net used in operating activities of discontinued operations	(1,168)		—	(1,168)	—
Net cash used in investing activities of discontinued operations	(1,261)		—	(1,261)	—

Effect of exchange rate changes on cash	(300)	—	—	—	(300)

Net increase (decrease) in cash and cash equivalents	(3,402)	—	(2,273)	(2,254)	1,125

Cash and cash equivalents at beginning of year	11,291	—	3,916	2,114	5,261

Cash and cash equivalents at end of period	$7,889	$—	$1,643	$(140)	$6,386

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
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, engine management systems, and lighting systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 78% of our net sales in 2005 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an annual rate of approximately 4.2% from 1995 through 2004. We believe it will continue to grow, at least in the near term. We believe we are well positioned to participate in that growth.
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

However, it is also important to note that in 2005, 20% and in 2004, 22% of our total net sales were derived from our business with AutoZone and that this percentage is expected to increase by approximately two percentage points as a result of the acquisition of ASC Industries, Inc. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. In the first quarter of 2005, we transitioned one product line to an AutoZone program called Pay-on-Scan. Under this program, we retain title to the product at AutoZone locations, and we record sales for the product when an AutoZone customer purchases it. As part of this transition, we bought back an immaterial amount of our products from AutoZone and have been selling the product to AutoZone under the Pay-on-Scan program. In addition, as a result of our acquisition of ASC Industries Inc., we have additional products subject to the Pay-on-Scan program. We do not expect the Pay-on-Scan program for these products to have a material impact on our financial condition or results of operations. We currently have no agreement to expand the Pay-on-Scan program beyond the existing products. AutoZone may in the future, however, request that we transition additional products to the Pay-on-Scan program or otherwise change terms of sale. Any such transition or change in terms of sale to this customer could result in, among other things, an increase in the time it takes for us to record sales or collect on receivables, which could have a material impact on our financial condition or results of operations.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices the Company paid for steel stabilized. However, the cost of certain types of steel used by the Company increased again in the third quarter of 2006. It is uncertain whether this trend will continue. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI’s price increases, adversely affected pre-tax income of continuing operations (excludes discontinued operations) by approximately $3.3 million in the first three quarters of 2005 compared to the similar period of 2004. The impact of higher steel costs, net of UCI’s price increases, was approximately $0.5 million favorable in the first three quarters of 2006 compared to the similar period of 2005. Due to the recent steel cost increases, for the full year 2006, the impact of steel costs, net of the Company’s price increases, is forecasted to be comparable to 2005.
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
In order to obtain exclusive contracts with certain customers, the Company may incur upfront cost or assume liabilities. These are capitalized and amortized over the life of the contract. The amortized amounts are recorded as a reduction of sales.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s September 30, 2006 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.1 million accrued at September 30, 2006 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Acquisition of ASC Industries, Inc. On May 25, 2006, the Company acquired ASC Industries, Inc. (“ASC”). The transaction is referred to as the “ASC Acquisition”. The results of ASC have been included in the Company’s results since that date. The information included herein has been prepared based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocation is subject to change until all pertinent information regarding the ASC Acquisition and the assets and liabilities of ASC is obtained and fully evaluated. Finalization of the allocation of the ASC Acquisition purchase price could result in material changes to the amounts presented herein. The allocation of the ASC Acquisition purchase price will be finalized within one year after the ASC Acquisition Date.

Results of Operations
The following table is the Company’s unaudited condensed consolidated income statements for the three and nine months ended September 30, 2006 and 2005. The amounts are presented in thousands of dollars.

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Net sales	$252,437	$223,888	$729,012	$667,607
Cost of sales	205,286	177,253	584,216	531,617

Gross profit	47,151	46,635	144,796	135,990

Operating expenses
Selling and warehousing	15,857	15,488	47,826	46,086
General and administrative	11,017	9,086	34,721	31,115
Amortization of acquired intangible assets	1,844	1,708	4,773	4,772
Costs of integration of water pump operations and resulting asset impairment losses	829	—	5,429	—
Costs of closing facilities and consolidating operations	813	—	6,275	—
Loss on abandonment of an operation	—	577	—	2,759

Operating income	16,791	19,776	45,772	51,258

Other income (expense)
Interest expense, net	(12,071)	(9,103)	(31,935)	(26,514)
Write-off of deferred financing costs	—	—	(2,625)	—
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	155	(207)	92	(351)

Income before income taxes	4,375	9,966	9,804	22,893
Income tax expense	2,313	4,015	5,347	10,340

Net income from continuing operations	2,062	5,951	4,457	12,553

Discontinued operations
Net income from discontinued operations, net of tax	—	45	1,509	546
Loss on sale of discontinued operations, net of tax	—	—	(18,272)	—

	—	45	(16,763)	546

Net (loss) income	$2,062	$5,996	$(12,306)	$13,099

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
Three Months Ended September 30, 2006 compared with the Three Months Ended September 20, 2005
Net sales. Net sales increased $28.5 million, or 12.7%, to $252.4 million in the third quarter of 2006 compared to $223.9 million in the third quarter of 2005. $25.3 million of the increase was due to the inclusion of ASC’s results in the 2006 quarter with no comparable amount in the 2005 quarter. Excluding ASC 2006 sales, sales to the retail, OEM, and heavy duty channels were higher in the 2006 quarter, and sales to the traditional and OES channels were lower in the 2006 quarter.
Gross profit. Results for the 2006 third quarter included $5.9 million of non-cash ASC Acquisition-related charges.
Gross profit, as reported, was $47.2 million in the 2006 third quarter. Excluding the aforementioned 2006 ASC Acquisition-related charges, gross profit increased to $53.1 million in the 2006 third quarter from $46.6 million in the 2005 third quarter. The related gross margin percentages were 21.0% in the 2006 quarter and 20.8% in the 2005 quarter.
Higher sales volume in the third quarter of 2006 was a major factor in our gross profit increase. The 2006 gross profit was favorably impacted by benefits from our manufacturing cost reduction initiatives and a favorable sales mix. These benefits were offset by higher warranty expense and the cost of inflation-driven wage and other cost increases, including increases in raw material, freight and utility costs due to the high cost of energy.
The $5.9 million non-cash ASC Acquisition-related charges in 2006 consisted of the sales, after the ASC Acquisition Date, of ASC inventory that was written up from cost to market value as part of the preliminary allocation of the ASC Acquisition purchase price. The total preliminary inventory write-up, which was required by U.S. generally accepted accounting principles for an acquisition, was $9.8 million. Sales of the written–up inventory will continue to adversely affect our results until all of the inventory on hand at the ASC Acquisition Date is sold. $8.1 million of the total $9.8 million has been expensed in the second and third quarters. The remaining portion of that inventory on hand at September 30, 2006 is expected to be sold in the fourth quarter of 2006. Consequently, the remaining $1.7 million of inventory write-up is expected to be included in cost of sales in the fourth quarter of 2006 and, thereby, adversely affect results for that period.
Selling and warehousing expenses. Selling and warehousing expenses were $15.9 million in the 2006 third quarter, $0.4 million higher than the third quarter of 2005. The inclusion of ASC in the 2006 quarter increased expenses by $0.6 million. The 2006 increase also included the effects of higher employee bonuses and the effects of inflation on employee-related and other operating costs. These increases were partially offset by lower spending on advertising and consultants. Selling and warehousing expenses were 6.3% of sales in the 2006 third quarter and 6.9% of sales in the 2005 third quarter.

General and administrative expenses. General and administrative expenses were $11.0 million in the third quarter of 2006, $1.9 million higher than the third quarter of 2005. $1.0 million of this increase was due to the inclusion of ASC in the 2006 quarter. The 2006 period also included higher employee bonuses, inflation-driven cost increases, and the cost of employee stock option based compensation.
Employee stock option based compensation expense of $0.4 million in 2006 was the result of implementing SFAS No. 123R, “Stock-Based Payments,” in 2006. In 2005, prior to adoption of SFAS No. 123R, we did not record an expense for stock option based compensation.
Costs of integration of water pump operations and resulting asset impairment losses. See Note C to the financial statements included in this Form 10-Q.
Costs of closing facilities and consolidating operations. See Note E to the financial statements included in this Form 10-Q.
Loss on abandonment of an operation. See Note F to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $3.0 million higher in the third quarter of 2006 compared to the third quarter of 2005. $2.3 million of this increase was related to the effects of the ASC Acquisition, which resulted in the assumption of $10 million of ASC debt and $113 million of new borrowings to pay for a portion of the ASC Acquisition cost. This increase was partially offset by the $0.6 million favorable effect of the $36.3 million of net cash proceeds from the sale of the driveline components and specialty distribution operations. Excluding the effects of the aforementioned acquisition and dispositions, the remaining $1.3 million increase was attributable to higher interest rates, partially offset by lower debt levels.
Write-off of deferred financing costs. See Note J to the financial statements included in this Form 10-Q.
Income tax expense. Income tax expense in the third quarter of 2006 was $1.7 million lower than in the third quarter of 2005, due to lower pre-tax income in the 2006 period versus pre-tax income in the 2005 period. For further explanation of income tax expense in the 2006 and 2005 third quarters see Note H to the financial statements included in this Form 10-Q.
Net income from continuing operations. Due to the factors described above, we reported a net income from continuing operations of $2.1 million for the third quarter of 2006 and $6.0 million for the third quarter of 2005.
Discontinued operations. Because they were sold on June 30, 2006, the Company’s 2006 third quarter results do not include any results for discontinued operations. In the 2005 quarter, net income from discontinued operations was less than $0.1 million.
Net (loss) income. Due to the factors described above, we reported net income of $2.1 million in 2006 compared to net income of $6.0 million in the third quarter of 2005.

Nine Months Ended September 30, 2006 compared with the Nine Months Ended September 20, 2005
Net sales. Net sales increased $61.4 million, or 9.2%, to $729.0 million in the first three quarters of 2006 compared to $667.6 million in the first three quarters of 2005. $35.6 million of the increase was due to the inclusion of ASC’s sales after the ASC Acquisition Date. The remaining increase was volume driven, with higher sales in the retail, OEM, and heavy duty channels, partially offset by lower sales in the traditional and OES channels. The sales increase includes an approximate 0.6% increase attributable to initial rollouts related to the Company’s initiative to expand into additional product lines with existing customers. There is no assurance that this trend will occur in future quarters.
Gross profit. Results for the first three quarters of 2006 included $0.3 million of severance costs and $8.1 million of non-cash ASC Acquisition-related charges. Results for the first three quarters of 2005 included $2.0 million of special facilities consolidation and severance costs.
The non-cash ASC Acquisition-related charges in 2006 were described in the three month comparison above.
Gross profit, as reported, was $144.8 million in the first three quarters of 2006 and $136.0 million in the first three quarters of 2005. Excluding the special and ASC Acquisition-related charges identified in the second preceding paragraph, gross profit increased to $153.2 million in the 2006 period from $138.0 million in the 2005 period. The related gross margin percentage increased to 21.0% in the 2006 period compared to 20.7% in the 2005 period.
Higher sales volume in the first three quarters of 2006 was a major factor in our gross profit increase. The 2006 gross profit was favorably impacted by benefits from our manufacturing cost reduction initiatives, a favorable sales mix, and by the lower per-unit cost of manufacturing at higher production volumes. These benefits were offset by higher warranty expense and the cost of inflation-driven wage and other cost increases, including increases in raw material, freight and utility costs due to the high cost of energy.
Selling and warehousing expenses. Selling and warehousing expenses were $47.8 million for the first three quarters of 2006, $1.7 million higher than the first three quarters of 2005. $0.8 million of the increase was due to the inclusion of ASC since the ASC Acquisition Date. The 2006 increase also included the effects of higher volume, higher employee bonuses, and the effects of inflation on employee-related and other operating costs. These increases were partially offset by lower trade advertising. Selling and warehousing expenses were 6.6% of sales in the 2006 period and 6.9% of sales in the 2005 period.
General and administrative expenses. General and administrative expenses were $34.7 million in the first three quarters of 2006, $3.6 million higher than the first three quarters of 2005. $1.4 million of the increase was due to the inclusion of ASC since the ASC Acquisition Date. The 2006 increase also included higher employee bonuses, inflation-driven cost increases, and the cost of employee stock option based compensation. These increases in the 2006 expense were partially offset by a $0.5 million gain from the sale of the Company’s airplane and lower bad debt expense.
The aforementioned employee stock option based compensation expense of $1.2 million in the first three quarters of 2006 was the result of implementing SFAS No. 123R, “Stock-Based Payments,” in 2006. In 2005, prior to adoption of SFAS No. 123R, we did not record an expense for stock option based compensation.
Costs of integration of water pump operations and resulting asset impairment losses. See Note C to the financial statements included in this Form 10-Q.

Costs of closing facilities and consolidating operations. See Note E to the financial statements included in this Form 10-Q.
Loss on abandonment of an operation. See Note F to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $5.4 million higher in the first three quarters of 2006 compared to the first three quarters of 2005. $3.2 million of this increase was related to the effects of the ASC Acquisition, which resulted in the assumption of $10 million of ASC debt and $113 million of new borrowings to pay for a portion of the ASC Acquisition cost. This increase was partially offset by the $0.6 million favorable effect of the $36.3 million of net cash proceeds from the sale of the driveline components and specialty distribution operations. Excluding the effects of the aforementioned acquisition and dispositions, the remaining $2.8 million increase was attributable to higher interest rates, partially offset by lower debt levels.
Write-off of deferred financing costs. See Note J to the financial statements included in this Form 10-Q.
Income tax expense. Income tax expense in the first three quarters of 2006 was $5.0 million lower than expense in the first three quarters of 2005, due to lower pre-tax income. For an explanation of high effective tax rates in both periods, see Note H to the financial statements included in this Form 10-Q.
Net income from continuing operations. Due to the factors described above, net income from continuing operations was $4.5 million for the first three quarters of 2006 and $12.6 million in the first three quarters of 2005.
Discontinued operations. Net income of discontinued operations was $1.5 million in the first three quarters of 2006 compared to $0.5 million in the first three quarters of 2005. The after-tax loss on the sale of the discontinued operations was $18.3 million in 2006.
Net (loss) income. Due to the factors described above, we reported a net loss of $12.3 million in 2006 compared to net income of $13.1 million in the first three quarters of 2005.
Liquidity and Capital Resources
As a result of the ASC Acquisition, the Company has additional debt under a new credit facility. For a description of the new debt and credit facility, see Note J to the financial statements included in this Form 10-Q.
At September 30, 2006 and December 31, 2005, the Company had $41.4 million and $26.2 million of cash, respectively. Outstanding debt at September 30, 2006 and December 31, 2005, was $532.7 million and $442.5 million, respectively, as follows (in millions):

	September 30,	December 31,
	2006	2005
Short-term borrowings	$10.5	$0.3
Capital lease obligations	1.0	—
Term loan	295.4	217.0
Senior subordinated notes	230.0	230.0
Unamortized debt issuance costs	(4.2)	(4.8)

	$532.7	$442.5

On October 27, 2006, the Company used cash on hand to voluntarily repay $30.4 million of its term loan. There are no additional required term loan repayments until September 2011.

Short-term borrowings are routine borrowings by our foreign operations. The Company’s $230 million senior subordinated notes are due in 2013. Below is a schedule of future debt payments. The amounts are presented in millions of dollars.

2006	4.2
2007	7.1
2008	1.1
2009	3.3
2010	3.3
Thereafter	517.9

$536.9

The Company’s significant debt service obligation is an important factor when assessing the Company’s liquidity and capital resources. At the September 30, 2006 debt level and interest rates, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $48.0 million. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.6 million. The Company’s significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. At September 30, 2006, $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $65.6 million of unused borrowing capacity at September 30, 2006.
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
The Company’s Amended and Restated Credit Agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established factoring relationships with three customers, which have resulted in the sales of approximately $31.4 million of receivables during the first three quarters of 2006. If receivables had not been factored, there would have been $21.7 million more receivables outstanding at September 30, 2006, including $0.7 million sold by ASC prior to the ASC Acquisition Date. At December 31, 2005, if receivables had not been factored, there would have been $6.0 million more receivables outstanding. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.

Net cash provided by operating activities from continuing operations
Net cash provided by operating activities of continuing operations for the first three quarters of 2006 was $34.6 million. Profits, before deducting (i) depreciation, (ii) amortization, and (iii) $8.7 million of non-cash charges for the write-off of deferred financing costs and the write-down of assets, generated $42.9 million of cash. An increase in trade receivable resulted in a $7.9 million use of cash. (Higher sales in the 2006 third quarter compared to the 2005 fourth quarter caused this receivables increase.) Significant reductions in both inventory and accounts payable resulted in a net $2.2 use of cash. Changes to all other assets and liabilities netted to a $1.8 million positive effect on cash.
Net cash used in investing activities from continuing operations
Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures in the nine months ended September 30, 2006 and 2005 were $18.3 million and $25.1 million, respectively. Approximately $2.2 million and $9.8 million, respectively, of the 2006 and 2005 amounts were related to the implementation of a new fully integrated information system that has been implemented at certain domestic operations. For the full year 2006, the Company expects capital expenditures of its continuing operations to be between $25 million and $30 million.
In the first nine months of 2006, we had cash proceeds of $36.3 million from the sale of discontinued operations, cash expenditures of $125.5 million for the acquisition of ASC Industries, Inc., and as part of the ASC Acquisition, we acquired $3.8 million of cash.
Recent Accounting Pronouncements
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
In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective beginning January 1, 2007. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating this interpretation to determine if it will have a material impact on the Company’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. The Company has not evaluated the impact of this statement on its financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires a company to fully recognize the overfunded or underfunded status of its defined benefit postretirement plans as an asset or liability in its financial statements and to recognize changes in the funded status through comprehensive income in the year in which the changes occur. This provision of SFAS No. 158 is effective for reporting periods beginning after July 1, 2007. The Company is currently assessing the impact of this provision of SFAS No. 158 on the Company’s financial statements. SFAS No. 158 also requires that the Company measure its plans assets and benefit obligations as of the Company’s year-end financial statement date. This provision of SFAS No. 158 is effective for fiscal years ending after December 15, 2008. This provision of SFAS No. 158 will not impact the Company’s financial statements because the Company currently does its measurements at its year-end financial statement date.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses diversity in practice in quantifying financial statement misstatements for the purpose of assessing materiality. SAB 108 requires that a company quantify misstatements based on the impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for misstatements that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating SAB 108 to determine if it will have an impact on its financial statements.

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
In the future, we expect to continue to monitor our currency transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of September 30, 2006, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
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

UNITED COMPONENTS, INC.
Date: November 14, 2006	By:	/s/ CHARLES T. DICKSON
		Name:	Charles T. Dickson
		Title:	Chief Financial Officer