Form 10-K
period 2006-12-31
UNITED COMPONENTS INC
filed 2007-03-30
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number: 333-107219
United Components, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3759857
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

14601 Highway 41 North
Evansville, Indiana	47725
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The Registrant had 1,000 shares outstanding of its $0.01 par value common stock as of March 30, 2007, none of which were held by non-affiliates.
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
     Prior to June 20, 2003, our operations comprised the vehicle parts businesses of UIS. Beginning with the purchase of Airtex Products in 1958, UIS continued acquisitions in the automotive industry over the following four decades, resulting in the acquisitions of Wells Manufacturing, Champion Laboratories, Neapco, Flexible Lamps and Pioneer. Over the years, UIS achieved growth in these businesses through increased parts offerings and domestic and international expansion. In 2006, we acquired ASC Industries, Inc. (“ASC”) and sold Neapco, Pioneer and Flexible Lamps.
     We are a leading supplier to the vehicle replacement parts market, or the aftermarket, with top three market positions in each of our product lines. We supply a broad range of filtration, fuel, cooling and engine management products to the automotive, trucking, industrial, construction, agricultural, marine and mining vehicle markets. Over 80% of our 2006 net sales were made to a diverse aftermarket customer base that includes some of the largest and fastest growing companies servicing the aftermarket.
     We have one of the most comprehensive product lines in the aftermarket, offering approximately 39,000 part numbers. We believe the breadth of our product offerings in each of our business lines, combined with our extensive global manufacturing, sourcing and distribution capabilities, product innovations, diverse customer base and reputation for quality and service, make us a leader in our industry.
     We design, develop, manufacture and distribute an extensive range of vehicle replacement parts across our four product lines:
•	Filtration Products: oil, air, fuel, hydraulic, transmission, cabin air and industrial filters and PCV valves.

•	Fuel Products: fuel pump assemblies, electric fuel pumps, mechanical fuel pumps and fuel pump strainers.

•	Cooling Products: water pumps and water outlets.

•	Engine Management Products: caps and rotors, emission controls, sensors, ignition controls and coils.
     We believe our product lines are well positioned in the aftermarket. Our filtration products have relatively short and predictable replacement cycles and our fuel, cooling and engine management products are non-discretionary replacement items, the need for which increases as cars reach the prime age (six years or more) for aftermarket maintenance.
     We believe that the majority of our sales tend to track the overall growth of the aftermarket. Sales in the automotive aftermarket (excluding tires) have grown at an average annual rate of approximately 4.5% from 2000 through 2005, with the lowest year of growth in 2004 of approximately 3.1%. In addition, the Automotive Aftermarket Industry Association (AAIA) reported that annual miles driven in the United States by all types of wheeled vehicles increased every year between 1985 and 2004, though annual miles driven decreased slightly in 2005 due to increased gas prices. We believe that the aftermarket will continue to grow as a result of increases in the average age of vehicles, average number of miles driven per year by passenger cars, number of vehicles registered in the United States and number of licensed drivers. Because we primarily supply the aftermarket, our sales do not correlate strongly with annual vehicle production.
     We have significant expertise in global manufacturing and sourcing, particularly in China, due to our recent acquisition of ASC. We believe the current consolidation of our historical water pump facilities into ASC’s existing facilities, combined with our low-cost China manufacturing and sourcing capability positions us to realize meaningful cost savings over the next few years.
     Through our emphasis on high order fill rates, customer service, product quality and competitive pricing, we have developed long-standing relationships with our customers, including leading aftermarket companies such as Advance Stores Company, Inc. (Advance Auto Parts), AutoZone, Inc. (AutoZone), CARQUEST Corporation (CARQUEST), MDSA, Inc. (Mighty), O’Reilly Automotive, Inc. (O’Reilly), UAP, Inc., a wholly owned subsidiary of Genuine Parts Company (NAPA), and Valvoline Company, a division of Ashland Inc. (Valvoline), as well as a diverse group of original equipment manufacturers, or OEMs, such as CNH Global N.V. (Case New Holland), DaimlerChrysler Corporation (DaimlerChrysler), Ford Motor Company, Inc. (Ford), General Motors Corporation (GM), Harley-Davidson, Inc. (Harley-Davidson), Mercury Marine Division of Brunswick Corporation (Mercury Marine) and Volkswagen of America, Inc. (Volkswagen).
The Acquisition and Ownership
     On June 20, 2003, we purchased the vehicle parts businesses of UIS, consisting of all of the issued and outstanding common stock or other equity interests of Champion Laboratories, Inc., Wells Manufacturing Corporation, Neapco, Inc., Pioneer, Inc., Wells Manufacturing Canada Limited, UIS Industries Ltd. (which was the owner of 100% of the capital stock of Flexible Lamps, Ltd. and Airtex Products Ltd.), Airtex Products S.A., Airtex Products, Inc., (currently Airtex Mfg., Inc.), Talleres Mecanicos Montserrat S.A. de C.V., Brummer Seal de Mexico, S.A. de C.V., Brummer Mexicana en Puebla, S. A. de C.V., Automotive Accessory Co. Ltd and Airtex Products, LLC, predecessors to the entities that now own the assets of the Airtex business. We refer to this transaction as the “Acquisition.”
     The purchase price paid was $808 million, plus transaction fees. The Acquisition was financed through a combination of debt and $260 million in cash contributed to us as equity by our parent, UCI Acquisition Holdings, Inc. through contributions from Carlyle Partners III, L.P. and CP III Coinvestment, L.P. We are an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“UCI Holdco”). We and UCI Holdco are corporations formed at the direction of The Carlyle Group, which we refer to as Carlyle. UCI Holdco has $235 million of Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement.
Our Industry
     According to the 2006-2007 Automotive Aftermarket Factbook (the “AAIA Report”), the U.S. automotive aftermarket is large and fragmented with an estimated $176.8 billion of aggregate sales in 2005. The vehicle replacement parts industry contains numerous suppliers and is characterized by one or two key competitors in each product line. We believe that customers within the aftermarket industry are increasingly focused on consolidating their supplier base, and therefore place a premium on suppliers with customized service and consistent and timely availability and delivery of products. Our industry is also characterized by relatively high barriers to entry, which include the need for significant start-up capital expenditures, initial part number breadth within a product line, proven product quality, distribution infrastructure and long-standing customer relationships.
     The vehicle parts industry is comprised of five main sales channels: the retail sales channel, the traditional sales channel, the heavy-duty sales channel, the original equipment service, or OES, sales channel and the OEM sales channel. The retail, traditional, heavy-duty and OES sales channels together comprise the aftermarket, which has significantly different characteristics than the OEM sales channel. While product sales for use by OEMs are one-time sales for the production of new vehicles and are therefore tied to fluctuations in annual vehicle production volumes, product sales in the aftermarket are repeat sales of replacement parts for the entire base of vehicles on the road and are less susceptible to changes in production volumes for new cars.
     Within the five main sales channels, the U.S. automotive aftermarket is primarily organized around two groups of end-users: the DIY, or do-it-yourself, group and the DIFM, or do-it-for-me, group. The DIY group, which is supplied primarily through the retail channel (e.g., Advance Auto Parts, AutoZone, O’Reilly and Wal-Mart), represented approximately 21% of industry-wide aftermarket sales in 2005, and consists of consumers who prefer to do various repairs on their vehicles themselves. The DIFM group is supplied primarily through the traditional channel (e.g., CARQUEST and NAPA) and the OES channel, which represented approximately 79% of industry-

wide aftermarket sales in 2005, and consists of car dealers, repair shops, service stations and independent installers who perform the work for the consumer.
     According to the AAIA Report, the automotive aftermarket (excluding tires) has grown at an annual average rate of approximately 4.3% from 1997 through 2006. This growth in aftermarket sales has been primarily driven by:
     Increase in miles driven. The demand for the majority of aftermarket products is tied to the regular replacement cycle or the natural wearing cycle of a vehicle part and, in turn, is heavily influenced by actual miles a vehicle is driven. Over the past decade, the average number of miles driven per passenger car has increased by approximately 12%. This development has resulted in increased wear and tear on vehicles, resulting in increased vehicle maintenance requirements. We expect that miles driven per vehicle will continue to increase over time and, as a result, the need for automotive component replacement parts will also increase.
     Growing base of vehicles and registrants. From 1996 to 2005, the number of registered passenger cars and light trucks, or light vehicles (defined as vehicles with gross vehicle weight of less than 14,000 lbs.), increased by approximately 20% and the number of licensed drivers increased by approximately 12%. In 2005, the U.S. light vehicle market achieved a strong level of sales with 17.0 million light vehicles sold. With more than 231.9 million light vehicles currently on the road, we expect there will be an increasing need for replacement parts and general maintenance.
     Aging vehicle population. From 1996 to 2005, the average age of passenger cars in use grew from 8.6 years to 10.0 years. The significant increase in the average age for passenger cars is expected to drive growth for aftermarket services due to the large number of vehicles entering the prime age for aftermarket maintenance (6 to 12 years old).
Our Strategy
     Our strategic objective is to achieve profitable growth and maximize return on invested capital by:
     Focusing on Core Businesses and Key Product Lines. We have realigned our operations to focus on our four core product lines with higher growth potential and strong margins by recently divesting three non-core businesses. In addition, our strategic acquisition of ASC increases our market share in water pumps and we believe it will improve our cost structure through more efficient sourcing and manufacturing processes. We believe these actions will enable management to focus on these core businesses and position us for continued growth and improved profitability.
     Improving Global Sourcing and Manufacturing. We continually seek to lower our overall product costs by improving our sourcing and manufacturing processes. Through our acquisition of ASC (the “ASC Acquisition”), we have obtained proven global sourcing capabilities and a China manufacturing platform. We are in the process of integrating our existing water pump business with ASC, which we expect will result in significant operational savings. We completed the first phase of this process in September 2006 by integrating the sales and distribution functions. The integration, including aftermarket and original equipment manufacturing, is expected to be completed by early 2007 and mid-2007, respectively, resulting in the closure of our Arkansas facility. Additionally, we believe we have opportunities for meaningful cost savings opportunities by leveraging our China manufacturing and sourcing expertise across our other product lines.
     Continuing to Grow Market Share. We will continue to focus on increasing our market share and driving growth in each of our businesses by strengthening our existing customer relationships, expanding our sales force and entering new markets. As a result of these efforts we have expanded our product lines with AutoZone and won significant new business with CARQUEST and O’Reilly. Additionally, we recently completed water pump sales to our first customer in China and have penetrated the Canadian market with a new sales effort.
     Implementing Cost Reduction Initiatives. We have pursued and will continue to pursue opportunities to optimize our resources and reduce manufacturing costs through various initiatives. We have closed 13 distribution facilities and six manufacturing facilities since 2003 in order to maximize capacity utilization. We have implemented inventory management systems at our filtration products and fuel products businesses in order to reduce inventory while increasing our order fill rates. We are also utilizing centralized procurement for common raw material purchases across all of our businesses in North America. We believe these and other initiatives will result in significant cost savings.

Our Products
     We have an extensive line of product offerings made up of over 43,000 part numbers, which fall into four primary categories: filtration products, fuel products, cooling products and engine management products. Set forth below is a description of our products and their respective percentages of 2006 net sales:

	Percent of 2006
Products	Net Sales	Description
Filtration Products	41.8%	Oil, air, fuel, hydraulic, transmission, cabin
		air and industrial filters

Fuel Products	26.7%	Fuel pump assemblies, electric fuel pumps,
		mechanical fuel pumps and fuel pump strainers

Cooling Products	16.8%	Water pumps, fan clutches and other products

Engine Management Products	14.7%	Caps, rotors, emission controls, sensors,
		ignition controls, coils and switches
Filtration Products
     We are a leading designer and manufacturer of a broad range of filtration products for the automotive, trucking, construction, mining, agriculture and marine industries, as well as other industrial markets. We distribute into both the aftermarket and OEMs. Our primary aftermarket competitors include Honeywell Consumer Products Group (FRAM), Bosch/Mann+Hummel (Purolator) and The Affinia Group (Wix). Our primary heavy duty competitors include Cummins, Donaldson and Clarcor.
     We are one of the leading global manufacturers of private label filter products. Our filtration product offering consists of approximately 4,800 part numbers and includes oil filters, air filters, fuel filters, transmission filters, cabin air filters, PCV valves, hydraulic filters, fuel dispensing filters and fuel/water separators. Set forth below is a description of our filtration products:
•	Oil Filters: Designed to filter engine oil and withstand operating pressures of 40 to 60 PSI at 250º F to 300 ° F;

•	Air Filters: Designed to filter the air that enters the engine combustion chamber;

•	Fuel Filters: Designed to filter the fuel immediately prior to its injection into the engine; and

•	Other Filters: Includes cabin air filters, transmission filters, hydraulic filters, PCV valves and industrial filters.
Fuel Products
     We are a leading designer and manufacturer of a broad range of fuel systems. Our fuel systems are distributed to both the aftermarket and OEMs under the Airtex and Master Parts brand names and some private labels. Our primary fuel pump competitor is Federal-Mogul (Carter). Set forth below is a description of our fuel system products:
•	Fuel Pumps: Serve the essential role of moving fuel from the fuel tank into the engine, with approximately 1,000 fuel pumps for carbureted and fuel-injected applications; and

•	Fuel Pump Assemblies: Provide for easier, and therefore faster, installation and allow the technician to charge a similar fee for a repair that is less time-intensive than replacing an individual fuel pump. We manufacture all three types of in-tank assemblies: hangers, senders and modules with approximately 400 in-tank fuel pump assemblies.

Cooling Products
     We are a leading designer and manufacturer of a broad range of cooling systems. Our cooling systems products are distributed to both the aftermarket and OEMs under the Airtex, ASC and Master Parts brand names and some private labels. The acquisition of ASC, previously our primary water pump competitor, has significantly enhanced our water pump business. Currently, our primary water pump competitor is GMB North America, Inc. Set forth below is a description of our cooling systems products:
•	Water Pumps: Serve the essential role of dissipating excess heat from the engine with approximately 1,400 distinct types of water pumps; and

•	Other: Includes fan clutches and other products with a selection of approximately 2,200 other part numbers.
Engine Management Products
     We design and manufacture a broad line of engine management components distributed to both the aftermarket and OEMs under the Wells and Airtex Engine Management brand names. We believe that we have one of the industry’s most comprehensive lines of highly engineered engine management system components for use in a broad range of vehicle platforms. Additionally, our engine management components offerings allow us to distribute specialty or “hard-to-find” products to the aftermarket and OEM channels.
     Engine management components include distributor caps and rotors, ignition coils, electronic controls, sensors, emissions components, solenoids, switches, voltage regulators and wire sets. These products are primarily used to regulate the ignition, emissions and fuel management functions of the engine and determine vehicle performance. Replacement rates for these products are higher for vehicles that have reached the primary repair age range of six to 12 years old. Our product offering in this category consists of approximately 29,000 part numbers. Primary competitors for engine management products include Standard Motor Products, AC Delco, Delphi, and Bosch.
Our Sales Channels and Customers
     Our sales are diversified between the automotive aftermarket sales channels (comprised of the retail, traditional, heavy-duty and OES sales channels of distribution) and the OEM sales channel, which enables us to capture demand throughout the life cycle of the vehicle. In the early part of a vehicle’s life, the OES channel services a significant percentage of aftermarket vehicle maintenance and repair volume. However, as vehicles age and their warranties expire, consumers increasingly rely on the retail or traditional channels for vehicle maintenance.
The Automotive Aftermarket
     We estimate that over 80% of our 2006 net sales were to the aftermarket, which is subdivided into four primary channels: retail, traditional, heavy-duty and OES.
     The retail channel represented approximately 38% of our 2006 net sales. The retail channel is our largest channel and has historically provided us with a steadily increasing revenue stream. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality and customer service make us increasingly valuable to these customers. One of our longest standing customers is AutoZone, which we have been supplying since the opening of their first store in 1979. We believe that we are one of the few suppliers in the industry that can provide AutoZone with the levels of quality, customer service and product breadth that AutoZone requires, which is substantiated by our receipt of multiple awards from AutoZone since 1994. Awards include O’Reilly Vendor of the Year 2006 and Advance Auto Parts Vendor of the Year 2005.
     The traditional channel is composed of established warehouses and installers and represented approximately 27% of our 2006 net sales. The traditional channel is important to us because it is the primary source of products for professional mechanics, or the DIFM market. We have many long-standing relationships with leading customers in the traditional channel, such as CARQUEST and NAPA, for whom we have manufactured products for over 20 years. We believe that our strong position in this channel allows us to capitalize on the growth of the traditional channel within the aftermarket. We believe that professional mechanics place a premium on the quality of a product, and unlike the retailer channel, end users in this channel require manufacturers to provide a high level of individual customer service, including field support and product breadth and depth. Awards from customers in the traditional channel include: CARQUEST Vendor of the Year Award 2005; CARQUEST Technology Leadership Award 2004;

NAPA Excellence in Shipping Performance 2005; and Automotive Distribution Network Preferred Vendor Award 2005.
     The traditional channel includes installers such as quick lubes, tire dealers and full service gas stations. Almost all of our sales to installers consist of filtration products, which are supplied to the national and regional service chains through distributors such as Valvoline and Mighty. We believe this is a growth area for our filtration products, because many consumers increasingly prefer to have professionals maintain their vehicles as vehicles become increasingly complex. Installers require “Just-In-Time” availability, ability to meet competitive price points and product breadth and depth.
     We believe the large and highly fragmented heavy-duty aftermarket channel, which accounted for approximately 10% of our 2006 net sales, provides us with one of our best opportunities for growth. We believe heavy-duty truck owners tend to be less price-sensitive and more diligent about maintenance of their vehicles than vehicle owners in other markets, as idle vehicles typically represent lost revenue potential for heavy-duty truck owners. As a result, we believe that heavy-duty trucks are more likely to have consistent routine maintenance performed with high quality parts. We believe we have developed a well-recognized brand presence in this channel through our Luber-finer brand of filtration products.
     The OES channel is comprised of a diverse mix of dealership service bays in the automotive, truck, motorcycle and watercraft vehicle markets, and represented approximately 10% of our 2006 net sales. A substantial majority of our OES pro forma LTM net sales were derived from sales of filtration products. Our position in this channel allows us to capitalize on vehicle maintenance in the early years of a vehicle’s life, when the vehicle is under warranty and the consumer typically returns to the dealer for routine maintenance. Our most significant OES channel customers include service parts operations associated with companies such as GM, Ford, DaimlerChrysler and Saturn.
Original Equipment Manufacturers
     Although the OEM channel comprised only approximately 11% of our 2006 net sales, it is an important sales channel to us because OEM affiliations have a direct impact on our aftermarket credibility. We believe aftermarket customers show a preference for products that were utilized in original equipment. We sell products to a diverse mix of OEMs, enabling us to capitalize on a number of different opportunities and market shifts. Our OEM products are sold to end users within each of the following categories:
•	Automotive: DaimlerChrysler, Ford, GM, Remy, Siemens and Volkswagen

•	Recreational Equipment: Onan and Polaris

•	Heavy-duty Truck: Caterpillar, Freightliner, GM and Parker Hannifin

•	Agriculture: Case New Holland, John Deere and Kubota

•	Marine: Mercury Marine and Sierra Supply

•	Lawn and Garden: Briggs and Stratton, John Deere and Kohler

•	Motorcycle: Harley-Davidson and Kawasaki

Customers
     We distribute our products primarily in North America and Europe to customers across several sales channels, including the retail, traditional, installer and OES aftermarket channels and OEMs of automotive, trucking, agricultural, marine, mining and construction equipment. We have maintained long-standing relationships with our customers and have been servicing many for well over a decade. Some of our most significant customers include AutoZone, GM, CARQUEST, Ford, Valvoline and Advance Auto Parts. Sales to AutoZone were approximately 24% of our total net sales in both 2006 and 2005. Over the last few years, we believe several customers transitioned to us as a result of their need for improved product quality and service. Our customers include:
•	Retail: Advance Auto Parts, AutoZone, CSK and O’Reilly

•	Traditional: Aftermarket Auto Parts Alliance, Automotive Distribution Network, CARQUEST, Federated, NAPA and O’Reilly

•	Installer: Firestone, Mighty, Service Champ and Valvoline

•	OES: Ford, GM Service Parts Organization and Saturn

•	OEM: Case New Holland, Ford, DaimlerChrysler, GM, Remy and Siemens

•	Heavy Duty: Caterpillar, Freightliner, Mr. Lube and Parker Hannifin
Sales and Marketing
     We market our products predominantly throughout North America and Europe. We recently added a sales team in Canada and also completed water pump sales to our first customer in China. To effectively address the requirements of our customers and end users, our sales people are primarily organized by product category and secondarily by sales channel. During 2006, UCI combined the individual in-house sales forces in the traditional channel into one sales force and also established a new export sales force.
     We use both direct sales representatives and independent manufacturers’ representatives to market and sell our products. The number of sales personnel varies within each sales group. Each sales group is uniquely qualified to sell their particular products and to focus on the requirements of their particular market. We believe that the market positions we hold with respect to certain of our products are, in part, related to the specialization of our sales groups.
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
     A growing number of our plants continue to make progress in the implementation of lean manufacturing and have received related benefits. We plan to continue to expand and accelerate the use of lean manufacturing across all of our operations. This expansion is being accomplished by applying additional resources, outside consultant support, the sharing of best practices and the establishment of appropriate metrics and incentives. We have recently expanded our global manufacturing and sourcing capabilities through the ASC Acquisition, adding two manufacturing facilities and an engineering and procurement office. In order to reduce costs and maximize capacity utilization, we have closed 13 distribution facilities and six manufacturing facilities since 2003.
     In addition, we will continue to examine each of our logistics and distribution systems with an objective of developing an integrated system that fully meets customer requirements, eliminates redundancies, lowers costs and minimizes inventories and cycle times.

Suppliers and Raw Materials
     We purchase various components and raw materials for use in our manufacturing processes. We also purchase finished parts for resale. In 2006, we sourced purchases from approximately 1,200 suppliers. One of our primary raw materials is steel, for which global demand has been high since early 2004, resulting in price increases and/or surcharges. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for steel. The other primary raw materials that we use include aluminum, brass, iron, rubber, resins, plastic, paper and packaging material, each of which is available in sufficient quantities from numerous sources. We have not historically experienced any shortages of these items.
     Historically, each of our product groups has had its own purchasing staff, which makes its purchasing decisions. We have formed a centralized purchasing group, which has begun to facilitate the spread of best practices and will enable us to leverage the buying power of all of UCI. That central group will continue to be supported by a smaller number of product group level purchasing personnel making many of the day-to-day purchasing decisions. We also are beginning to leverage our China sourcing expertise across our product lines. We believe that centralized procurement and increased global sourcing represent attractive opportunities to lower the cost of our purchased materials.
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
Employees
     As of December 31, 2006, we had approximately 5,200 employees and several different union affiliations and collective bargaining agreements across our businesses, representing approximately 11% of our workforce. Management considers our labor relations to be good and our labor rates competitive. Since 1984, we have had one minor three-day work stoppage at a Fairfield, Illinois plant in August 2004. The work stoppage did not result in any material change in capacity or operations at the plant or the business as a whole.
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
     We have been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered us to continue with the monitoring and investigation of chlorinated solvent contamination. We have informed the agency that this contamination was caused by another party at a neighboring facility and have initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California. At the request of the regional water board, we are investigating and analyzing the nature and extent of the contamination and are conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the amounts accrued at December 31, 2006 by a material amount, if at all.

ITEM 1A. RISK FACTORS
     We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.
Our relationship with AutoZone creates risks associated with a concentrated net sales source.
     We generate a large percentage of our sales from our business with AutoZone, but we cannot assure you that AutoZone will continue to purchase from us. Sales to AutoZone accounted for approximately 24% of our total net sales in both fiscal 2006 and 2005, respectively. We expect that the percentage of our sales to AutoZone will increase as a result of the ASC Acquisition. Several of our competitors are likely to pursue business opportunities with this customer and threaten our current position. If we fail to maintain this relationship, our net sales will be significantly diminished. Even if we maintain our relationship, our net sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Any change in the terms of our sales to this customer could have a material impact on our financial position and results of operations. Any changes could, for example, result in an increase in the time it takes for us to record net sales and collect on receivables.
If the automotive aftermarket adopts expansive return policies or practices such as extended payment terms or pay-on-scan programs, our cash flow and results of operations could be harmed.
     We are subject to returns from customers, some of which may manage their excess inventory through returns. Arrangements with customers typically include provisions that permit them to return specified levels of their purchases. Returns have historically represented approximately 5.0% of our sales. If returns from our customers significantly increase, our profitability may be adversely affected. In addition, some customers in the automotive aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms and pay-on-scan programs. Under pay-on-scan programs, we would not record a sale until our customer sells our product and our receipt of payment for such sales would typically be delayed for a specified period after the sale was made. If the pay-on-scan program or a similar program is pursued by other customers, we may be asked to participate in such programs with our customers or extend more favorable terms to them. If this were to occur, our net sales and cash flow may be adversely affected.
Our lean manufacturing, water pump integration and other cost saving plans may not be effective.
     Since our formation, our operations strategy has included goals such as improvement of inventory management and customer delivery, plant and distribution facility consolidation and the integration of back office functions across our businesses. In addition, in connection with the ASC Acquisition, we have begun the process of integrating our water pump operations with ASC’s existing operations. While we have and will continue to implement these strategies, there can be no assurance that we will be able to do so successfully or that we will realize the projected benefits of these and other cost saving plans. If we are unable to realize these anticipated cost reductions, our financial health may be adversely affected. Moreover, our continued implementation of cost saving plans and facilities integration may disrupt our operations and performance.
Our expected savings from the ASC Acquisition are based on assumptions that may prove to be inaccurate.
     We are in the process of integrating our existing water pump business with ASC, which we expect will result in significant operational savings. We completed the first phase of this process in September 2006 by integrating the sales and distribution functions. The integration, including aftermarket and original equipment manufacturing, is expected to be completed by early 2007 and mid-2007, respectively, resulting in the closure of our Arkansas facility. Our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result we cannot assure you that we will realize these cost savings.
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
     As of December 31, 2006, we had approximately 5,200 employees and we were a party to certain union affiliations and collective bargaining agreements at our fuel products and engine management products businesses, representing approximately 11% of our workforce. Other than a three-day work stoppage at a Fairfield, Illinois plant in August 2004, we have not had a labor stoppage since 1984. Although we believe that our relations with our employees are currently good, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their other suppliers could result in slowdowns or closings of assembly plants that use our products. Organizations responsible for shipping our products may also be impacted by occasional strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.
We are subject to increasing pricing pressure from import activity, particularly from China.
     Price competition from automotive aftermarket manufacturers, particularly based in China and other locations with lower production costs, have historically played a role and may play an increasing role in the aftermarket channels in which we compete. Pricing pressures have historically been more prevalent with respect to our filter products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, they are expanding their manufacturing capabilities to produce a broad range of lower cost, higher quality products and provide an expanded product offering. In the future, competitors in Asia may be able to effectively compete in our premium markets and produce a wider range of products, which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.
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
Increased crude oil and energy prices could reduce global demand for and use of automobiles, which could have an adverse effect on our profitability.
     Material increases in the price of crude oil have, historically, been a contributing factor to the periodic reduction in the global demand for and use of automobiles. A significant increase in the price of crude oil could reduce global demand for and use of automobiles and shift customer demand away from larger cars and light trucks (including SUVs), which we believe have more frequent replacement intervals for our products, which could have an adverse effect on our profitability. For example, one study found that the number of total miles driven decreased slightly in 2005. If total miles driven were to continue to decrease we could experience a decline in demand for our products due to a reduction in the need for replacement parts. Further, as higher gasoline prices result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations could be impacted.
We could face considerable business and financial risk in implementing our acquisition strategy.
     In order to position ourselves to take advantage of growth opportunities, we intend to consider making strategic acquisitions that involve significant risks and uncertainties. In this regard, on May 25, 2006, we completed the ASC Acquisition. The risks and uncertainties involved in these strategic acquisitions include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) the potential loss of key employees of the acquired businesses; (4) the risk of diverting the attention of senior management from our operations; (5) risks associated with integrating financial reporting and internal control systems; (6) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (7) future impairments of goodwill of an acquired business.
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
     Some environmental laws and regulations impose liability for contamination on present and former owners, operators or users of facilities and sites without regard to causation or knowledge of contamination. We have been identified as a potentially responsible party for contamination at two sites, for which management believes it has made adequate reserves. See “Business — Environmental, Health and Safety Matters.” In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.
We could face potential product liability claims relating to products we manufacture or distribute.
     We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage, but we cannot assure you that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products or have reduced demand for our products, which could negatively impact our net sales and profitability.
Increases in our raw materials costs or the loss of a number of our suppliers could adversely affect our financial health.
     We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into long-term contracts for certain commodities purchases. One of our primary raw materials is steel, for which global demand has been high and for which we have been required to pay significantly higher prices since early in 2004. While we currently maintain alternative sources for steel and other raw materials, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of certain raw materials, including resins and steel. We cannot assure you that we will be successful in passing on these attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into purchasing contracts for commodities, our business operations could be disrupted or our profitability could be adversely impacted.
We face competition in our markets.
     We operate in some very competitive markets, and we compete against numerous different types of businesses. Although we have significant market positions in each of our primary lines within the aftermarket, we cannot assure you that we will be able to maintain our current market share. In the OEM sales channel, some of our competitors have achieved substantially greater market penetration in many of the product lines which we offer. Competition in our business lines is based on a number of considerations, including product performance, quality of client service and support, timely delivery and price. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, working capital, customer service and support, marketing and our distribution networks. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve. As a result of competition, we have experienced pricing pressure in some of our businesses. There can be no guarantee that this downward price pressure will not continue, and we may be forced to adjust the prices of some of our products to stay competitive, or not compete at all in some markets, possibly giving rise to revenue loss.
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
     Our business is subject to certain risks associated with doing business internationally. The net sales of our foreign subsidiaries represented approximately 6% of our total 2006 net sales. In addition, we operate six manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.
     We have a significant amount of indebtedness. As of December 31, 2006, we had indebtedness of $504.7 million (not including intercompany indebtedness) and additional available borrowings of $65.6 million under our senior credit facilities. In addition, as of that date our parent, UCI Holdco, had indebtedness of $235 million, which indebtedness does not require any cash interest payments until 2011. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement.
     Our substantial indebtedness could have important consequences to you. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under the senior credit facilities are subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.
     In addition, the indentures governing our senior subordinated notes and UCI Holdco’s notes, as well as the agreement governing our senior credit facilities, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Cash interest expense for fiscal year 2006 was $42.0 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all. In addition, the indentures governing senior subordinated notes and UCI Holdco’s notes and the agreement governing our senior credit facilities limit our ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, our senior credit facilities are secured by substantially all of our assets.

Therefore, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial financial leverage.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indenture governing our senior subordinated notes and UCI Holdco’s notes and the agreement governing our senior credit facilities do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, our senior credit facilities currently permit borrowing up to an additional $65.6 million. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
Restrictive covenants in the agreements governing our debt may restrict our ability to pursue our business strategies.
     The indentures governing the senior subordinated notes and UCI Holdco’s notes, and our senior credit agreement limit our ability and the ability of our restricted subsidiaries, among other things, to:
•	incur additional indebtedness;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	incur liens; and

•	designate any of our subsidiaries as unrestricted subsidiaries.
     In addition, as of the end of any given quarter, our senior credit facilities require us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, covering the previous four quarters through the term of the senior credit facilities. At December 31, 2006, we were required to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio of 5.25 to 1 and 2.25 to 1, respectively. These ratio requirements change quarterly under the terms of our senior credit facilities. Our ability to comply with these ratios may be affected by events beyond our control.
     The restrictions contained in the indentures governing our senior subordinated notes and UCI Holdco’s notes and the agreement governing the senior credit facilities could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
     The breach of any of these covenants or restrictions could result in a default under the indentures governing our senior subordinated notes and UCI Holdco’s notes and the agreement governing our senior credit facilities. An event of default under either or both of these indentures or the senior credit facilities would permit some of our lenders to declare all amounts borrowed from them to be due and payable. An event of default under either of these indentures or the senior credit facilities would likely result in a cross default under either or both of the other instruments. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt.
We are controlled by Carlyle, whose interests in our business may be different than yours.
     Carlyle Partners III, L.P. and CP III Coinvestment, L.P., both of which are affiliates of Carlyle, own 95.6% of our equity as of December 31, 2006 and are able to control our affairs in all cases. Our entire board has been designated by the affiliates of Carlyle and a majority of the board is associated with Carlyle. In addition, the affiliates of Carlyle control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The interests of Carlyle and its affiliates could conflict with yours. In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     As of December 31, 2006, we maintained 20 manufacturing facilities, 16 of which are located in North America, two in Europe and two in Asia. In addition, we maintain 24 distribution and warehouse facilities. Listed below are the locations of our principal manufacturing facilities:

			Square
	Location	Owned/Leased	Footage	Products Manufactured
Filtration Products	Albion, Illinois I	Owned	270,972	Spin-on Oil Filters; Heavy-duty Lube Filters; Micro Glass Elements

	Albion, Illinois II	Owned	53,262	Spin-on Oil Filters; Poly Panel Air Filters

	Albion, Illinois III	Owned	49,672	Heavy-duty Lube Units; Round Air Filters

	Albion, Illinois IV	Owned	101,320	Heavy-duty Air Filters; Radial Air Filters; Automotive Conical and Radial Air Filters

	Shelby Township, Michigan	Leased	30,393	Auto Fuel Filters

	West Salem, Illinois	Owned	216,829	Heavy-duty Lube Filters; Spin-on Oil Filters

	York, South Carolina	Owned	188,672	Auto Spin-on Oil Filters

	Mansfield Park, United Kingdom	Leased	100,000	Radial Seal Air Filters; Poly Panel Air Filters; Heavy-duty Air Filters; Dust Collection Filters

Fuel Products	Fairfield, Illinois I	Owned	148,067	Electric and Mechanical Fuel Pump Components

	Fairfield, Illinois II	Owned	418,811	Electric Fuel Pump Assemblies and Components; Mechanical Fuel Pumps and Components

	Fairfield, Illinois III	Leased	65,280	Electric Fuel Pumps and Components; Strainers

			Square
	Location	Owned/Leased	Footage	Products Manufactured
Cooling Products	North Canton, Ohio	Leased	210,000	Water Pump Assemblies

	Tianjin, China	Owned	162,000	Water Pump Components

	Yanzhou, China	Owned*	519,000	Water Pump Components

	Marked Tree, Arkansas	Owned	287,000	Water Pump Components; Electric and Mechanical Fuel Pump Components; Plastic Moldings; Water Pump Assemblies

	Zaragoza, Spain	Owned	34,408	Water Pump Assemblies

	Puebla, Mexico	Owned	118,299	Gray Iron Foundry Castings; Water Pump Seal Assemblies; Water Pump Assemblies and Components

Engine Management Products	Reynosa, Mexico	Owned	107,500	Coils; Distributor Caps and Rotors; Sensors; Solenoids; Switches and Wire Sets; 5,000 square feet utilized for Fuel Products

	Fond du Lac, Wisconsin I	Owned	187,750	Distributor Caps and Rotors

	Fond du Lac, Wisconsin II	Owned	36,000	Electronic Controls; Sensors; Voltage Regulators

*	Owned by joint venture in which we have 51% ownership.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
     No trading market for our common stock currently exists.

(b) Holders
     As of March 30, 2007, our parent, UCI Acquisition Holdings, Inc. was the sole holder of our common stock.
(c) Dividends
     In December 2006, we paid a special cash dividend of $35,305 per share on our common stock. Prior to that time, we did not pay dividends since the date of our incorporation on April 16, 2003. It is our current policy to retain earnings to repay debt and finance our operations. In addition, our credit facility and indenture significantly restrict the payment of dividends on common stock.
(d) Securities Authorized for Issuance under Equity Compensation Plans
     None of our securities are offered under any compensation plans. For a description of the stock option plan granting options for the purchase of securities of UCI Holdco, see Item 11. “Executive Compensation.”
(e) Recent Sales of Unregistered Securities
     None.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA
     United Components, Inc. was formed in connection with the Acquisition. The financial statements included in this Annual Report on Form 10-K (“Form 10-K”) are the combined financial statements of the vehicle parts businesses of UIS before the Acquisition and the consolidated financial statements of United Components, Inc. after the Acquisition. The financial data presented below for periods prior to the Acquisition are referred to as “Predecessor Company Combined,” and the financial data for periods after the Acquisition are referred to as “UCI Consolidated.” The selected financial data have been derived from the Company’s financial statements. The financial data as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 have been derived from the audited financial statements included in this Form 10-K. We derived the balance sheet data as of December 31, 2004, 2003 and 2002 and the statement of income data for the 2003 and 2002 years from audited financial statements that are not included herein. The data for the periods from June 21, 2003 to March 31, 2004 are based on a preliminary allocation of the Acquisition purchase price. Data for periods after March 31, 2004 are based on the final allocation of the Acquisition purchase price. The data also includes the results of operations of ASC beginning on May 25, 2006, the date of the acquisition of ASC by the Company. The operating results of the Company’s driveline components and specialty distribution operations, which were sold on June 30, 2006, and the Company’s lighting systems operation, which was sold on November 30, 2006, are presented as discontinued operations for all periods presented.

					Predecessor Company
	UCI Consolidated				Combined
				June 21,	Jan. 1,
	Year	Year	Year	2003	2003	Year
	ended	ended	ended	through	through	ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	June 20,	Dec. 31,
	2006	2005	2004	2003	2003	2002
	(in millions)
Statement of Income Data:

Net sales (1)	$906.1	$812.7	$834.3	$417.2	$372.5	$757.4
Cost of sales (2) (3)	728.6	657.9	653.1	357.3	304.7	581.9

Gross profit	177.5	154.8	181.2	59.9	67.8	175.5

Operating expenses:
Selling and warehousing	60.0	57.3	57.0	26.6	26.6	51.0
General and administrative	42.6	37.9	34.6	16.4	13.4	25.0
Amortization of acquired intangible assets	6.7	5.9	6.8	3.2	0.1	—
Costs of integration of water pump operations and resulting asset impairment losses (3)	7.0	—	—	—	—	—
Costs of closing facilities and consolidating operations (4)	6.4	—	—	—	—	—
Asset impairments and other costs (5)	—	21.5	—	—	—	—

Total operating expenses	122.7	122.6	98.4	46.2	40.1	76.0

Operating income	54.8	32.2	82.8	13.7	27.7	99.5
Interest (expense) income, net	(43.3)	(36.1)	(35.9)	(26.2)	1.3	4.3
Write-off deferred financing costs (6)	(2.6)	—	—	—	—	—
Other (expense) income, net	(2.1)	(3.2)	(2.0)	(1.3)	(0.4)	(0.7)

Income (loss) before income taxes	6.8	(7.1)	44.9	(13.8)	28.6	103.1
Income tax expense (benefit)	0.7	0.5	17.8	(4.6)	0.2	3.2

Net income (loss) from continuing operations	6.1	(7.6)	27.1	(9.2)	28.4	99.9
Net income from discontinued operations, net of tax	2.1	3.1	3.7	0.4	(6.6)	3.7
Loss on sale of discontinued operations, net of tax	(16.9)	—	—	—	—	—

Net (loss) income	$(8.7)	$(4.5)	$30.8	$(8.8)	$21.8	$103.6

Pro forma net income, adjusted only for change in tax filing status (7)					$14.2	$67.7

Balance Sheet Data:

Cash and cash equivalents	$31.5	$23.7	$11.3	$42.2		$16.0
Working capital – continuing operations	281.0	254.7	264.8	272.0		297.2
Working capital – discontinued operations	—	56.5	43.3	58.7		76.4
Total assets	1,002.5	984.8	966.9	969.9		684.5
Debt (including current maturities)	500.6	442.5	456.9	522.3		2.9
Total shareholder’s equity	244.8	280.3	287.9	254.1		568.0

Other Data:

				Full Year
Net cash provided by operating activities of continuing operations	$73.9	$57.1	$65.4	$131.5		$79.8
Net cash provided by (used in) operating activities of discontinued operations	(1.5)	5.7	12.9	5.9		13.9
Net cash used in investing activities of continuing operations	(79.7)	(26.5)	(44.9)	(848.5)		(42.5)
Net cash used in investing activities of discontinued operations	(2.9)	(5.3)	(5.9)	(10.6)		(2.6)
Net cash provided by (used in) financing activities of continuing operations	15.7	(15.7)	(63.0)	737.9		(36.3)
Net cash used in financing activities of discontinued operations	—	—	—	—		(4.7)

(1)	Sales in 2005 have been reduced by a $14.0 million change in estimated warranty reserve requirements.

(2)	Includes $9.7 million in 2006 for the sale of inventory written up to market from historical cost per U.S. GAAP rules for accounting for the acquisition of ASC.

(3)	Cost of sales in 2006 includes $3.9 million of costs incurred in connection with the integration of the Company’s pre-ASC Acquisition water pump operations with the operations of ASC.

The remaining $7.0 million of water pump integration costs are included in “Costs of integration of water pump operations and resulting asset impairment losses.”

(4)	Includes asset write-downs and severance and other costs in connection with the closures of the Company’s Canadian fuel pump facility and Mexican filter manufacturing facility.

(5)	Includes impairments of property and equipment of a foreign entity, a trademark and software, and a write-down of assets related to the abandonment of a foreign subsidiary.

(6)	Write-off of unamortized deferred financing costs related to the Company’s previously outstanding debt, which was replaced in connection with the establishment of the Company’s new credit facility on May 25, 2006.

(7)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. Consequently, the historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the respective periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” section of this Form 10-K.
Forward-Looking Statements
     In this Annual Report on Form 10-K, United Components, Inc. (“UCI”) makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-K and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
     These forward-looking statements are based on the Company’s expectations and beliefs concerning future events affecting the Company. They are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the Company’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. The Company cautions the reader that these uncertainties and factors, including those discussed in Item 1A of this Annual Report on Form 10-K and in other SEC filings, could cause the Company’s actual results to differ materially from those stated in the forward-looking statements.
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

Overview
     Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 80% of our net sales in 2006 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. As discussed in more detail in Item 1, the aftermarket has grown and we believe that, while growth rates may vary, this trend will generally continue. We believe we are well positioned to participate in that growth.
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
     Management believes that UCI has leading market positions in its primary product lines. We continue to expand our product and service offerings to meet the needs of our customers. We believe that a key competitive advantage is that we offer one of the most comprehensive lines of products in the vehicle replacement parts market, consisting of approximately 39,000 parts. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our markets.
     However, it is also important to note that in 2006 and 2005, approximately 24% of our total net sales were derived from our business with AutoZone. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. We sell a small number of our products under an AutoZone program called Pay-on-Scan. Under this program, we retain title to the product at AutoZone locations, and we record sales for the product when an AutoZone customer purchases it. We do not expect the Pay-on-Scan program for these products to have a material impact on our financial condition or results of operations. We currently have no agreement to expand the Pay-on-Scan program beyond the existing products. AutoZone may in the future, however, request that we transition additional products to the Pay-on-Scan program or otherwise change terms of sale. Any such transition or change in terms of sale to this customer could result in, among other things, an increase in the time it takes for us to record sales or collect on receivables, which could have a material impact on our financial condition or results of operations.
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
     Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices the Company paid for steel stabilized. However, the cost of certain types of steel used by the Company increased again in the third quarter of 2006. It is uncertain whether this trend will continue. The Company has implemented price increases on certain products with high steel content and is considering the implementation of additional price increases on these products. Existing price increases, as well as any future increases, have not been and may not be sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI’s price increases, adversely affected pre-tax income of continuing operations (excluding discontinued operations) by approximately $2.5 million in 2005 compared to 2004. The impact of higher steel costs, net of UCI’s price increases, was approximately $0.5 million unfavorable in 2006 compared to 2005. In 2007, the impact of steel costs, net of the Company’s price increases, is forecasted to be comparable to 2006. This forecast is based on assumptions regarding the future cost of steel and the Company’s ability to increase selling prices on products with high steel content. Actual events could vary significantly from the Company’s assumptions. Consequently, the actual effect of higher steel costs could be significantly different than the Company’s forecast.

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
Recent Developments
     On March 14, 2007, Charles T. Dickson resigned as Executive Vice President and Chief Financial Officer and as a member of the Board of Directors of the Company. His resignation is effective as of March 30, 2007. The Company has appointed David Barron as acting Chief Financial Officer, effective as of March 30, 2007. Mr. Barron has been the Operations Controller of the Company since 2003, and prior to that was the Chief Financial Officer of the Company’s Champion Laboratories subsidiary since 2000.
Key 2006 Events
     Acquisition of ASC Industries, Inc.
     On May 25, 2006, we acquired ASC Industries, Inc. and its subsidiaries (the “ASC Acquisition”). The purchase price was $127.4 million. In addition, we assumed $12.0 million of ASC indebtedness and certain other obligations.
     ASC is a manufacturer and distributor of water pumps, with 2005 revenue of $98 million.
     In connection with the ASC Acquisition, on May 25, 2006, UCI entered into a new senior credit agreement. This senior credit agreement replaced UCI’s previously existing credit facility and provided for additional borrowing capacity of up to $113 million. UCI replaced the $217 million of outstanding debt under its previously existing credit facility with the new credit facility borrowings. In addition, $113 million was borrowed to finance a portion of the ASC Acquisition purchase price.
     Dispositions
     Sale of Driveline Components and Specialty Distribution Operations.
     On June 30, 2006, we sold our driveline components operation and our specialty distribution operation. The driveline components operation manufactured and distributed products including universal joints, drive shafts, CV joints and boot kits, and small vehicle CV half shafts. The specialty distribution operation sold hard-to-find products in categories such as engine and transmission parts, power train components, engine mounts and shop supplies.
     These operations were sold to two separate buyers for a combined $33.4 million of cash, net of fees and expenses. In June 2006, we recorded a combined after-tax loss of $18.5 million on these sales.
     Sale of Lighting Systems Operation.
     On November 30, 2006, we sold our lighting system operation. This operation manufactured and distributed lighting systems for commercial vehicles. Its customers were primarily in the European market.
     The lighting system operation was sold for $37.2 million in cash, net of fees and expenses. In 2006, we recorded a $1.6 million after-tax gain on the sale.
     The final sale price is subject to certain post-closing adjustments, including an increase or decrease dependent on finalization of net working capital. In addition, the sale price could increase by up to $2.3 million, depending on the amount of proceeds from the possible post-closing sale of a lighting system building. Also, if the lighting system operation makes structural changes to its pension plan before March 2008, and if such changes result in a reduction in the actuarially determined deficit, the final sale price could increase by up to an additional $2.2 million. Any adjustment in the sale price will result in a commensurate adjustment to the pre-tax gain on the sale of the lighting systems operation.

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
     Inventory. We record inventory at the lower of cost or market. Cost is principally determined using standard or average cost, which approximates the first-in, first-out method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
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
     Product returns. Credits for parts returned under warranty and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and other factors. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Our customers have the right in varying degrees, to return excess quantities of product. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results.
     In 2005, the Company recorded a change in its estimate of outstanding potential warranty returns. For a description of this estimate change, see Note 13 to the financial statements included in this Form 10-K and see the discussion of net sales in the 2005 vs. 2004 comparison presented in the Results of Operations section of this Management’s Discussion and Analysis.
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

     Retirement benefits. Pension obligations are actuarially determined and are affected by assumptions including discount rate, life expectancy, annual compensation increases and the expected rate of return on plan assets. Changes in the discount rate and differences between actual results and assumptions will affect the amount of pension expense we recognize in future periods.
     Postretirement health obligations are actuarially determined and are based on assumptions including discount rate, life expectancy and health care cost trends. Changes in the discount rate and differences between actual results and assumptions will affect the amount of expense we recognize in future periods. A one percent increase or decrease in the assumed health care cost trends would have resulted in an increase of $48,000 or a decrease of $41,000, respectively, in 2006 postretirement health costs.
     Insurance reserves. Our insurance for workers’ compensation, automobile, product and general liability includes high deductibles for which the Company is responsible. Deductibles are estimated and recorded as expense in the period incurred. Estimates of such expense involves substantial uncertainties including litigation trends, the severity of reported claims and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.
     Environmental expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.
     The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in the Company’s December 31, 2006 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.0 million accrued at December 31, 2006 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates. (See Note 17 to the financial statements included in this Form 10-K.)
     Acquisition of ASC Industries, Inc. On May 25, 2006, the Company acquired ASC. The results of ASC have been included in the Company’s results since that date. The information included herein has been prepared based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocation is subject to change until all pertinent information regarding the ASC Acquisition and the assets and liabilities of ASC is obtained and fully evaluated. Finalization of the allocation of the ASC Acquisition purchase price could result in material changes to the amounts presented herein. The allocation of the ASC Acquisition purchase price will be finalized within one year after the May 25, 2006 ASC acquisition date.

Results of Operations
     The following table was derived from the Company’s consolidated income statements for the years ended December 31, 2006, 2005 and 2004. The amounts are presented in millions of dollars.

	2006	2005	2004
Net sales	$906.1	$812.7	$834.3
Cost of sales	728.6	657.9	653.1

Gross profit	177.5	154.8	181.2

Operating expenses
Selling and warehousing	60.0	57.3	57.0
General and administrative	42.6	37.9	34.6
Amortization of acquired intangible assets	6.7	5.9	6.8
Costs of integration of water pump operations and resulting asset impairment losses	7.0	—	—
Costs of closing facilities and consolidating operations	6.4	—	—
Asset impairments and other costs	—	21.5	—

Operating income	54.8	32.2	82.8
Other income (expense)
Interest (expense) income, net	(43.3)	(36.1)	(35.9)
Write-off of deferred financing costs	(2.6)	—	—
Management fee expense	(2.0)	(2.0)	(2.0)
Miscellaneous, net	(0.1)	(1.2)	—

Income (loss) before income taxes	6.8	(7.1)	44.9
Income tax expense	0.7	0.5	17.8

Net income (loss) from continuing operations	6.1	(7.6)	27.1
Discontinued operations
Net income from discontinued operations, net of tax	2.1	3.1	3.7
Loss on sale of discontinued operations, net of tax	(16.9)	—	—

Net (loss) income	$(8.7)	$(4.5)	$30.8

Acquisition and Sales of Operations
     As discussed above, on May 25, 2006, we acquired ASC. The amounts presented in the table above and discussed below include the results of ASC from the May 25, 2006 ASC acquisition date.
     On June 30, 2006, we sold our driveline components operation and our specialty distribution operation. On November 30, 2006, we sold our lighting system operation. The results of the driveline components, specialty distribution and lighting systems operations are reported as discontinued operations in the table above. Except where specifically referred to as discontinued operations, the amounts and comparisons discussed below address only continuing operations and, therefore, exclude the results of the operations that were sold.
Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Net sales. Net sales increased $93.4 million, or 11.5%, to $906.1 million in 2006 compared to $812.7 million in 2005. $56.1 million of the increase is due to the inclusion of ASC’s results for a portion of 2006, with no comparable amount in 2005. Also impacting the increase is a $14.0 million reduction in 2005 sales attributable to a change in estimated outstanding warranty claims. (For information regarding the $14.0 million reduction in 2005, see the net sales section in the comparison of the years ended December 31, 2005 and 2004.)
     Excluding the 2006 ASC sales and the effect of the 2005 $14 million sales reduction, sales increased by $23.3 million in 2006. This $23.3 million increase is the result of higher sales to the retail, OEM, and heavy duty channels, partially offset by lower sales to the traditional and OES channels.

     Gross profit. Gross profit, as reported, was $177.5 million for 2006 and $154.8 million for 2005. Both years included special charges which are presented in the following table, along with a comparison of adjusted gross profit after excluding such special charges.

	2006	2005
	(in millions)
Gross profit, as reported	$177.5	$154.8
Add back special charges:
Non-cash ASC Acquisition-related charges	9.8	—
Water pump integration costs	3.9	—
New business changeover and sales commitment costs	3.7	3.2
Change in estimated warranty reserves	—	14.0
Facilities consolidations and severance	1.0	2.3

	$195.9	$174.3

     The $9.8 million “ non-cash ASC Acquisition-related charges” in 2006 consisted of the sales, after the ASC Acquisition Date, of ASC inventory that was written up from historical cost to fair market value as part of the preliminary allocation of the ASC Acquisition purchase price. This write-up is required by U.S. GAAP, as it applies to accounting for acquisitions. When this inventory was sold, the $9.8 million difference between historical cost and fair market value was charged to cost of sales, thereby reducing reported gross profit. As of December 31, 2006, an additional $0.5 million of fair market value write-up remains in inventory. When this inventory is sold, gross profit will be adversely affected by $0.5 million.
     The $3.9 million of “water pump integration costs” presented in the above table relates to the integration of (i) our recently acquired ASC water pump operation and (ii) the water pump operation that we owned before the acquisition of ASC. We are closing our previously owned water pump factory and transferring production to ASC. The $3.9 million of costs includes extra costs and operating inefficiencies caused by the wind-down of our previously owned factory and also includes a write-off of component parts that will not be usable when all production is transitioned to the ASC product design. (See Note 3 to the consolidated financials for more information regarding our water pump integration.)
     The 2006 $3.7 million and the 2005 $3.2 million of “new business changeover and sales commitment costs” were up-front costs incurred to obtain new business and to extend existing long-term sales commitments.
     The 2005 $14.0 million “change in estimated warranty reserves” is discussed in the net sales section in the comparison of the years ended December 31, 2005 and 2004.
     Excluding the special charges, adjusted gross profit increased to $195.9 million in 2006 from $174.3 million in 2005, and the related gross margin percentage increased to 21.6% in 2006 from 21.1% in 2005. (For purposes of calculating the 2005 gross margin percent, 2005 sales were increased by the $14.0 million change in estimated warranty reserves.)
     Higher sales volume in 2006 was a major factor in our gross profit increase. The 2006 gross profit was favorably impacted by benefits from our manufacturing cost reduction initiatives and the lower per-unit cost of manufacturing at higher production levels. These benefits were offset by the cost of inflation-driven wage and other cost increases, including increases in raw materials, freight and utility cost due to the high cost of energy. Also, adversely affecting 2006 was higher recurring warranty expense (excluding the 2005 $14.0 million change in estimated warranty reserves).
     Selling and warehousing expenses. Selling and warehousing expenses were 6.6% of sales in 2006 and 7.1% of sales in 2005. These expenses were $60.0 million in 2006, $2.7 million higher than in 2005. $1.9 million of the increase was due to the inclusion of ASC since the ASC Acquisition Date. The 2006 increase was also due to higher volume, higher employee bonuses, and the effects of inflation on employee-related and other operating costs. These increases were partially offset by lower trade advertising.

     General and administrative expenses. General and administrative expenses were $42.6 million in 2006, $4.7 million higher than in 2005. $2.4 million of the increase was due to the inclusion of ASC since the ASC Acquisition Date. The 2006 increase also included higher employee bonuses, inflation-driven cost increases, and the cost of employee stock option based compensation. These increases in the 2006 expense were partially offset by a $0.5 million gain from the sale of the Company’s airplane.
     The aforementioned employee stock option based compensation expense of $1.6 million in 2006 was the result of implementing SFAS No. 123R, “Stock-Based Payments,” in 2006. In 2005, prior to adoption of SFAS No. 123R, we did not record an expense for stock option based compensation.
     Costs of integration of water pump operations and resulting impairment losses. See Note 3 to the consolidated financial statements included in this Form 10-K.
     Costs of closing facilities and consolidating operations. See Note 5 to the consolidated financial statements included in this Form 10-K.
     Asset impairments and other costs. See Note 6 to the consolidated financial statements included in this Form 10-K.
     Interest (expense) income, net. Net interest expense was $7.2 million higher in 2006 than 2005. $5.4 million of this increase was related to the effects of the ASC Acquisition, which resulted in the assumption of $10 million of ASC debt and $113 million of new borrowings to pay for a portion of the ASC Acquisition cost. $0.7 million of the increase was due to higher senior credit facility amendment fees and write-offs of deferred financing costs due to voluntary prepayment of debt. These increases were partially offset by the $1.5 million favorable effect of the net cash proceeds from the sale of the driveline components, specialty distribution, and lighting systems operations during 2006. Excluding the effects of the acquisition and dispositions, the remaining $2.6 million increase was attributable to higher interest rates, partially offset by lower debt levels.
     Write-off of deferred financing costs. See Note 14 to the consolidated financial statements included in this Form 10-K.
     Income tax expense. We had a pre-tax income in 2006 of $6.8 million versus a pre-tax loss of $7.1 million in 2005. Despite the increase in pre-tax income, income tax expense increased only $0.2 million from 2005 to 2006. Furthermore, the effective tax rate for both years is significantly different than the statutory rates. For the reasons for this difference, see the table, which reconciles income taxes computed at the U.S. Federal statutory rate to income tax expense, in Note 15 to the financial statements included in this Form 10-K.
     Net income (loss) from continuing operations. Due to the factors described above, net income from continuing operations was $6.1 million in 2006 compared to a $7.6 million loss in 2005.
     Discontinued operations. Net income from discontinued operations was $2.1 million in 2006 compared to $3.1 million in 2005. The after-tax loss on the sale of the discontinued operations was $16.9 million in 2006.
     Net (loss) income. Due to the factors described above, we reported a net loss of $8.7 million in 2006 compared to a net loss of $4.5 million in 2005.
Year Ended December 31, 2005 Compared with Year Ended December 31, 2004
     Net sales. Net sales decreased $21.6 million, or 2.6%, from $834.3 million in 2004 to $812.7 million in 2005.
     $14.0 million of the sales reduction was attributable to a change in our estimate of outstanding potential warranty claims. Based on new information, we revised our estimate of the average periods of time it takes for warranty claims to be received after our sale to our customer. (This time period includes the time our product is in our customer’s possession and the amount of time, after our customer sells to the ultimate consumer, that it takes for the warranty claim to be made.) We currently estimate that there is a significantly longer period of time than previously estimated between the date of sale and the date the related warranty claims are received. This significantly longer period of time translates into a significantly higher estimate of potential warranty claims outstanding. (For more information, see Note 13 to the financial statements included in this Form 10-K.)

Excluding this $14.0 million, the decrease in sales from 2004 to 2005 was $7.6 million. This decrease was volume driven with lower sales to the traditional and OEM channels. Sales to the retail, OES and heavy-duty channels increased.
     Gross profit. Gross profit, as reported, was $154.8 million for 2005 and $181.2 million for 2004. Both years include special charges, which are presented in the following table, along with a comparison of adjusted gross profit after excluding these special charges.

	2005	2004
	(in millions)
Gross profit, as reported	$154.8	$181.2
Add back special charges:
Product line relocations, facilities upgrades and consolidations, and severance	2.3	1.4
Change in estimated warranty reserves	14.0	—
New business changeover costs	3.2	—
Change in estimated slow moving/obsolete inventory reserves	—	2.8

	$174.3	$185.4

     The $14.0 million change in warranty reserves is discussed above. The $2.8 million increase in the reserve for slow moving inventory recorded in 2004 was the result of unsuccessful efforts to sell the slow moving inventory in the fourth quarter of 2004 and the resulting determination that the slow moving inventory was worth less than the recovery amount estimated in 2003.
     Excluding the special charges, adjusted gross profit declined to $174.3 million from $186.4 million in 2004, and the related gross margin percentage declined to 21.1% in 2005 from 22.2% in 2004. (For purposes of calculating the 2005 gross margin percent, 2005 sales were increased by the $14.0 million change in estimated warranty reserves.)
     Lower sales volume in 2005 contributed to the gross profit decline. The remaining decline in gross profit and reduction in gross margin percentage was primarily due to the higher per-unit cost of manufacturing at lower production volumes, a shift in sales mix and an increase in steel costs, net of pass-through selling price increases. These higher costs were partially offset by lower insurance costs and manufacturing cost reductions. Savings due to improved procurement practices offset inflation-driven wage increases and higher freight, non-steel raw material, and fuel costs caused by higher oil prices and general inflation.
     Selling and warehousing expenses. Selling and warehousing expenses were $57.3 million for 2005, $0.3 million higher than 2004. The cost of the addition of strategic sales personnel and inflation-driven salary increases was offset by cost savings from warehouse consolidations. Selling and warehousing expenses were 7.1% and 6.8% of sales in 2005 and 2004, respectively.
     General and administrative expenses. General and administrative expenses were $37.9 million in 2005, $3.3 million higher than in 2004. The increase was primarily due to the Company’s continuing investment in processes and management talent necessary to drive improvements in future operations and to inflation-driven salary increases. These increases were partially offset by lower bonus expense and lower employee-related insurance. General and administrative expenses were 4.7% and 4.1% of sales in 2005 and 2004, respectively.
     Asset impairments and other costs. See Note 6 to the consolidated financial statements included in this Form 10-K.

     Interest (expense) income, net. Net interest expense increased $0.2 million from $35.9 million in 2004 to $36.1 million in 2005. The 2005 and 2004 amounts included $0.2 million and $1.0 million, respectively, of accelerated amortization of deferred financing costs associated with the voluntary prepayments of $15 million of debt in 2005 and $65 million of debt in 2004. The 2004 amount included $0.6 million of interest capitalization related to a large 2004 capital project. Excluding the accelerated amortization and interest capitalization, there was a $0.4 million increase of interest expense, which was attributable to higher interest rates in 2005, partially offset by lower debt levels.
     Income tax expense. Because of pre-tax loss in 2005 versus pre-tax income in 2004, income tax expense was significantly lower in 2005. Despite a consolidated pre-tax loss, we have a 2005 tax expense. The primary reasons for this are (i) not recognizing tax benefit on foreign tax credit carryforwards, (ii) not recognizing tax benefit on foreign operating losses that resulted in tax loss carryforwards, and (iii) not recognizing tax benefit on the $2.8 million loss on abandonment and sale of Airtex UK. Tax benefit was not recognized on these three items because realization is not probable.
     Net income (loss) from continuing operations. Due to the factors described above, we reported a $7.6 million net loss from continuing operations in 2005 and $27.1 million of net income in 2004.
     Discontinued operations. Net income from discontinued operations was $3.1 million in 2005 compared to $3.7 million in 2004.
     Net (loss) income. Due to the factors described above, we reported a net loss of $4.5 million in 2005, compared to net income of $30.8 million in 2004.
Liquidity and Capital Resources
     At December 31, 2006 and 2005, the Company had $31.5 million and $23.8 million of cash, respectively. Outstanding debt was as follows (in millions):

	December 31,
	2006	2005
Notes payable	$8.7	$0.3
Capitalized leases	1.0	—
Term loan	265.0	217.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	504.7	447.3
Debt issuance costs	(4.1)	(4.7)

	$500.6	$442.6

     In the first quarter of 2007, we used cash on hand to voluntarily repay $40.0 million of the term loan. Also, in October 2006 and July 2006, we used cash on hand to repay $30.4 million and $34.6 million, respectively, of the term loan, of which only $8.0 million was required to be paid. Because of these prepayments, we do not have any required repayments of the senior credit facility term loans until September 2011. UCI’s $230.0 million senior subordinated notes are due in 2013.
     In 2005 and 2004, we made $15.0 million and $65.0 million, respectively, of voluntary prepayments of the previously outstanding term loan.
     Notes payable are routine short-term borrowings by our foreign operations.
     In addition to the debt discussed above, in December 2006, our parent, UCI Holdco, issued $235 million in Floating Rate Senior PIK Notes (the “Holdco Notes”). The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement. As presently structured, the Company would be the sole source of cash for the payment of interest on the Holdco Notes. The interest on the Holdco Notes is payable “in kind” until December 2011, so that no cash interest is payable until that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow or liquidity of the Company until that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the Notes indenture.
     Below is a schedule of required future debt repayments. The 2007 amount is primarily routine repayments of short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

2007	$9.1
2008	0.1
2009	0.1
2010	0.1
2011	120.0
Thereafter	375.3

$504.7

     In June 2005, UCI entered into an amendment to the senior credit facility which permits UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of March 30, 2007, UCI had not repurchased any of the senior subordinated notes, although it may, under appropriate market conditions, do so in the future.
     Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At the December 31, 2006 debt level, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $43.5 million at December 31, 2006 borrowing rates. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.5 million. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
     Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. At December 31, 2006, $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $65.6 million of unused borrowing capacity at December 31, 2006.
     Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under its revolving credit facility, will be adequate to service debt, meet liquidity needs and fund planned capital expenditures for the next two years. For later years, the Company can give no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, as presently structured, the Company would be the sole source of cash for the payment of cash interest on the Holdco Notes beginning in 2011, and we can give no assurance that the cash for these interest payments will be available. In the future, we may need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
     The Company’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with three customers, which has resulted in the sales of approximately $46 million of receivables during 2006. If receivables had not been factored, there would have been $18 million more receivables outstanding at December 31, 2006. At December 31, 2005, if receivables had not been factored, there would have been $6.0 million more receivables outstanding. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.

     Net cash provided by operating activities. Net cash provided by operating activities of continuing operations for the year ended December 31, 2006 was $73.9 million. Profits, before deducting (i) depreciation, (ii) amortization, and (iii) $10.2 million of non-cash charges for the write-off of deferred financing costs and the write-down of assets (Notes 3 and 5), generated $54.2 million of cash. Reductions of inventory generated $27.0 million of cash. Approximately $17.0 million of this inventory reduction was the result of a new inventory management system at two of our operating facilities. In addition, approximately $9.8 million of the inventory reduction is the result of selling ASC inventory that was valued at fair market value at the date of acquisition and replacing it with inventory valued at historical cost. Reductions in accounts payable resulted in a $12.0 million use of cash. The reduction in payables is a function of the normal variations in timing of disbursements and reduction driven by the inventory reductions. Changes in all other assets and liabilities netted to a $4.7 million positive effect on cash.
     Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the years ended December 31, 2006, 2005 and 2004 were $22.8 million, $26.7 million and $38.7 million, respectively. Approximately $2.2 million and $12.5 million, respectively, of the 2005 and 2004 capital expenditures were related to the long-term capital investment plan to increase capacity and reduce cost at our filtration facilities. The 2005 and 2004 amounts also included $11.6 million and $7.6 million, respectively, for the implementation of a new, fully integrated information technology system that has been implemented at certain domestic operations. In 2007, capital expenditures are expected to be in the $34 million to $38 million range, including approximately $7 million in connection with our water pump integration project.
     In 2006, we had net cash proceeds of $65.2 million (net of cash sold of $5.4 million) from the sale of discontinued operations, cash expenditures of $127.4 million for the acquisition of ASC and, as part of the ASC Acquisition, we acquired $3.8 million of cash.
Contractual Obligations
     The following table is a summary of contractual cash obligations at December 31, 2006 (in millions):

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Debt repayments (excluding interest) (1)	$9.1	$0.2	$120.1	$375.3	$504.7
Interest payments (2)	39.2	78.4	78.0	—	195.6
Estimated pension funding (3)	6.8	20.6	10.5	—	37.9
Other postretirement benefit payments (4)	0.4	1.0	1.0	—	2.4
Operating leases	4.0	6.5	5.0	12.5	28.0
Purchase obligations (5)	116.3	—	—	—	116.3
Management fee (6)	2.0	4.0	4.0	—	10.0
Employment agreements	0.8	—	—	—	0.8

Total contractual cash obligations	$178.6	$110.7	$218.6	$387.8	$895.7

(1)	Does not include the $235 million of Holdco Notes outstanding. See Note 14 to the financial statements included in this Form 10-K.

(2)	Estimated interest payments are based on the assumption that (i) December 31, 2006 interest rates will prevail throughout all future periods, (ii) debt is repaid on its due date, and (iii) no new debt is issued. Interest payments will continue beyond year 5. Nevertheless, estimated interest payments were excluded from the table after year 5.

(3)	Estimated pension funding is based on the current composition of pension plans and current actuarial assumptions. Pension funding will continue beyond year 5. Nevertheless, estimated pension funding is excluded from the table after year 5. See Note 16 to the financial statements included in this Form 10-K for the funding status of the Company’s pension plans at December 31, 2006.

(4)	Estimated benefit payments are based on current actuarial assumptions. Benefit payments will continue beyond year 5. Nevertheless, estimated payments are excluded from the table after year 5. See Note 16 to the financial statements included in this Form 10-K for the funding status of the Company’s other postretirement benefit plans at December 31, 2006.

(5)	Included in the purchase obligations is $6.3 million related to property, plant and equipment. The remainder is for materials, supplies and services routinely used in the Company’s normal operations.

(6)	The management fee is excluded from the table after year 5. The management fee is expected to continue as long as the ownership of the Company does not change.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – and amendment of FASB Statements No. 87, 88, 106, and 132(R).” At December 31, 2006, UCI adopted SFAS No. 158. See Note 16 to the financial statements included in the Form 10-K for the effects of adopting SFAS No. 158.
     In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken, or expected to be taken, on a tax return. The interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in financial statements. Furthermore, this interpretation prescribes that the benefit recorded must be the amount that will most likely be ultimately realized, assuming a review by tax authorities having all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective beginning January 1, 2007. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. UCI does not expect that adoption of FIN 48 will have a material impact on UCI’s financial statements.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB108”). SAB 108 addresses diversity in practice in quantifying financial statement misstatements for the purpose of assessing materiality. SAB 108 requires that a company quantify misstatements based on the impact of each of their financial statements and related disclosures. SAB 108 is effective as of the end of 2006, allowing for a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for misstatements that were not previously deemed material, but are material under guidance in SAB 108. Adoption of SAB 108 did not have an impact on UCI’s financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. UCI has not evaluated the impact of this statement on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. UCI has not evaluated the impact of this statement on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
     Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese Yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2006, approximately 6% of our net sales were made by our foreign subsidiaries. Their combined net income was not significant. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.
     The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statement of shareholder’s equity. We manage this exposure primarily by balancing monetary assets and liabilities and maintaining cash positions only at levels necessary for operating purposes in those countries.
     Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets’ currencies and, therefore, have limited transaction exposure. However, as a result of the ASC Acquisition, we are now sourcing a greater amount of the parts we purchase for resale and produce a greater amount of our products in China. In 2007, approximately $90.0 million of the cost of our products sold to North American customers are expected to be bought in China. The currency exchange rate from Chinese Yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate, and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese Yuan strengthening against the U.S. dollar. While a change in the value of the Chinese Yuan versus the U.S. dollar could have a significant effect on the cost of our sales in the future, any change in value would not have an effect in the short term, because of our level of inventory on hand and firm dollar denominated purchase commitments. After such inventory is depleted and purchase commitments fulfilled, however, we could be forced to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
     In the future, we expect to continue to monitor our transaction exposure to currency rate changes and enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of December 31, 2006, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of United Components, Inc. and subsidiaries:
We have audited the accompanying consolidated balance sheets of United Components, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Components, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As noted in Note 16, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006. Also, as noted in Note 20, the Company adopted SFAS No. 123R, Share-Based Payment, effective January 1, 2006.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 30, 2007

United Components, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2006	2005
Assets

Current assets
Cash and cash equivalents	$31,523	$23,764
Accounts receivable, net	228,996	220,674
Inventories, net	158,024	145,942
Deferred tax assets	33,920	22,517
Other current assets	29,389	20,591
Assets of discontinued operations	—	83,917

Total current assets	481,852	517,405

Property, plant and equipment, net	164,621	155,884
Goodwill	239,835	166,559
Other intangible assets, net	95,354	84,797
Deferred financing costs, net	5,310	6,177
Pension and other assets	9,452	12,904
Assets held for sale	6,077	—
Assets of discontinued operations	—	41,116

Total assets	$1,002,501	$984,842

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$92,720	$87,998
Short-term borrowings	8,657	261
Current maturities of long-term debt	462	12
Accrued expenses and other current liabilities	99,039	90,511
Liabilities of discontinued operations	—	27,467

Total current liabilities	200,878	206,249

Long-term debt, less current maturities	491,478	442,274
Pension and other postretirement liabilities	40,430	36,896
Deferred tax liabilities	17,350	9,327
Other long-term liabilities	7,583	1,936
Liabilities of discontinued operations	—	7,814
Contingencies (Note 17)	—	—

Total liabilities	757,719	704,496

Shareholder’s equity
Common stock	—	—
Additional paid in capital	273,749	263,636
Retained earnings (deficit)	(26,433)	17,546
Accumulated other comprehensive income (loss)	(2,534)	(836)

Total shareholder’s equity	244,782	280,346

Total liabilities and shareholder’s equity	$1,002,501	$984,842

The accompanying notes are an integral part of these statements.

United Components, Inc.
Consolidated Income Statements
(in thousands)

	Year ended December 31,
	2006	2005	2004
Net sales	$906,050	$812,703	$834,317
Cost of sales	728,511	657,912	653,112

Gross profit	177,539	154,791	181,205

Operating expenses
Selling and warehousing	60,047	57,266	56,976
General and administrative	42,636	37,956	34,574
Amortization of acquired intangible assets	6,651	5,888	6,834
Costs of integration of water pump operations and resulting asset impairment losses (Note 3)	6,981	—	—
Costs of closing facilities and consolidating operations (Note 5)	6,364	—	—
Asset impairments and other costs (Note 6)	—	21,530	—

Operating income	54,860	32,151	82,821

Other income (expense)
Interest expense, net	(43,262)	(36,090)	(35,858)
Write-off of deferred financing costs (Note 14)	(2,625)	—	—
Management fee expense	(2,000)	(2,000)	(2,000)
Miscellaneous, net	(137)	(1,124)	(70)

Income (loss) before income taxes	6,836	(7,063)	44,893
Income tax expense	694	511	17,801

Net income (loss) from continuing operations	6,142	(7,574)	27,092

Discontinued operations (Note 4)
Net income from discontinued operations, net of tax	2,061	3,046	3,737
Loss on sale of discontinued operations, net of tax	(16,877)	—	—

	(14,816)	3,046	3,737

Net (loss) income	$(8,674)	$(4,528)	$30,829

The accompanying notes are an integral part of these statements.

United Components, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities of continuing operations:
Net (loss) income	$(8,674)	$(4,528)	$30,829
Less:
Net income from discontinued operations, net of tax	2,061	3,046	3,737
Loss on sale of discontinued operations, net of tax	(16,877)	—	—

Net income from continuing operations	6,142	(7,574)	27,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	35,334	33,213	36,674
Amortization of deferred financing costs and debt issuance costs	2,510	2,141	3,093
Deferred income taxes	(2,188)	(6,807)	1,622
Non-cash write off of deferred financing costs	2,625	—	—
Non-cash asset write-downs described in Notes 3 and 5	7,542	—	—
Asset impairments and write-downs of assets of an abandoned operation	—	19,600	—
Other non-cash, net	3,051	(4,694)	3,248
Changes in operating assets and liabilities
Accounts receivable	3,033	(20,220)	(7,920)
Inventories	27,041	4,145	(13,084)
Other current assets	(7,325)	(10,816)	(1,481)
Accounts payable	(11,999)	18,631	7,407
Accrued expenses and other current liabilities	1,804	30,089	5,612
Other assets	4,530	3	(562)
Other long-term liabilities	1,803	(635)	3,746

Net cash provided by operating activities of continuing operations	73,903	57,076	65,447

Cash flows from investing activities of continuing operations:
Purchase price of the ASC Acquisition, net of cash acquired	(123,634)	—	—
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	65,177	—	—
Capital expenditures	(22,846)	(26,653)	(38,664)
Proceeds from sale of property, plant and equipment	1,611	179	1,794
Final payment for 2003 acquisition	—	—	(8,000)

Net cash used in investing activities of continuing operations	(79,692)	(26,474)	(44,870)

Cash flows from financing activities of continuing operations:
Issuance of debt	113,000	—	967
Financing fees	(3,636)	—	—
Debt repayments	(66,853)	(16,254)	(65,688)
Dividend paid to UCI Holdco, Inc.	(35,305)	—	—
Shareholder’s equity contributions	8,515	516	1,735

Net cash provided by (used in) financing activities of continuing operations	15,721	(15,738)	(62,986)

Discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	(1,472)	5,743	12,918
Net cash used in investing activities of discontinued operations	(2,864)	(5,343)	(5,934)
Effect of exchange rate changes on cash of discontinued operations	(341)	(321)	328

Effect of exchange rate changes on cash	86	(52)	258

Net increase (decrease) in cash and cash equivalents	5,341	14,891	(34,839)

Cash and cash equivalents at beginning of year	26,182	11,291	46,130

Cash and cash equivalents at end of year	31,523	26,182	11,291
Less cash and cash equivalents of discontinued operations at end of year	—	2,418	3,018

Cash and cash equivalents at end of year of continuing operations	$31,523	$23,764	$8,273

The accompanying notes are an integral part of these statements.

United Components, Inc.
Consolidated Statements of Changes in Shareholder’s Equity
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
UCI consolidated balance at January 1, 2004	$—	$261,385	$(8,755)	$1,460	$254,090
Additions to paid in capital		1,735			1,735
Comprehensive income
Net income			30,829		30,829	$30,829
Other comprehensive income (loss)
Interest rate swaps				504	504	504
Foreign currency adjustment				1,308	1,308	1,308
Pension liability adjustment				(546)	(546)	(546)

Total comprehensive income (loss)						$32,095

UCI consolidated balance at December 31, 2004	$—	$263,120	$22,074	$2,726	$287,920

UCI consolidated balance at January 1, 2005	$—	$263,120	$22,074	$2,726	$287,920
Additions to paid in capital		516			516
Comprehensive income (loss)
Net loss) income			(4,528)		(4,528)	$(4,528)
Other comprehensive income (loss)
Interest rate swaps				(64)	(64)	(64)
Foreign currency adjustment				(2,544)	(2,544)	(2,544)
Pension liability adjustment				(954)	(954)	(954)

Total comprehensive income (loss)						$(8,090)

UCI consolidated balance at December 31, 2005	$—	$263,636	$17,546	$(836)	$280,346

UCI consolidated balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		8,515			8,515
Dividend paid to UCI Holdco, Inc.			(35,305)		(35,305)
Recognition of stock based compensation expense		1,598			1,598
Cumulative effect adjustment due to the adoption of SFAS No. 158				(2,425)	(2,425)
Comprehensive income (loss)
Net (loss) income			(8,674)		(8,674)	$(8,674)
Other comprehensive income (loss)
Interest rate swaps				146	146	146
Foreign currency adjustment				278	278	278
Pension liability adjustment				303	303	303

Total comprehensive income (loss)						$(7,947)

UCI consolidated balance at December 31, 2006	$—	$273,749	$(26,433)	$(2,534)	$244,782

The accompanying notes are an integral part of these statements.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
United Components, Inc. (“UCI” or “the Company”) is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“UCI Holdco”). UCI Holdco and UCI are corporations formed at the direction of The Carlyle Group. At December 31, 2006, affiliates of The Carlyle Group own 95.6% of UCI Holdco’s common stock, and the remainder is owned by certain members of UCI’s senior management and board of directors. UCI Holdco has $235 million of Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement. See Note 14.
On May 25, 2006, UCI acquired ASC Industries, Inc. See Note 2.
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. See Note 4.
On November 30, 2006, UCI sold its lighting systems operation. See Note 4.
UCI operates in one business segment through its subsidiaries. UCI manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North America and Europe.
A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows:
Principles of Consolidation
The UCI consolidated financial statements include the accounts of UCI, its wholly-owned subsidiaries and a 51% owned joint venture. All significant intercompany accounts and transactions have been eliminated.
Revenue Recognition
UCI records sales when title has transferred to the customer, the sales price is fixed and determinable, and the collection of the related accounts receivable is reasonably assured. In the case of sales to the aftermarket, UCI recognizes revenue when the above conditions are met for its direct customers, which are the aftermarket retailers and distributors. Provisions for estimated sales returns, allowances, incentives and warranty costs are recorded when the sales are recorded. Sales returns, allowances and warranty costs are estimated based upon historical experience, current trends, and UCI’s expectations regarding future experience. Adjustments to such returns, allowances, and warranty costs are made as new information becomes available. Up-front costs incurred to secure firm long-term sales commitments are capitalized and amortized over the life of the sales commitments.
Cash Equivalents
Certificates of deposit, commercial paper, and other highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.
Allowance for Doubtful Accounts
UCI generally does not require collateral for its trade accounts receivable. Accounts receivable have been reduced by an allowance for amounts that may become uncollectible in the future. These allowances are established based on a combination of write-off history, aging analysis, and specific account evaluations. When a receivable balance is known to be uncollectible, it is written off against the allowance for doubtful accounts.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories
Inventories are stated at the lower of cost or market. Cost is principally determined using standard or average cost, which approximates the first-in, first-out method. Inventories are reduced by an allowance for excess and obsolete inventories, based on UCI’s review of on-hand inventories. The expense of inventory write-downs is included in cost of sales.
Depreciation and Amortization
Depreciation of property, plant and equipment is provided on a straight-line basis, over the estimated service lives of the assets. Leasehold improvements are amortized over the shorter of their service life or the remaining term of the lease.
Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred. Repairs and maintenance expenses for the years ended December 31, 2006, 2005 and 2004 were $5.8 million, $5.1 million, and $5.6 million, respectively.
Most of UCI’s trademarks have indefinite lives and are not amortized; instead they are subject to impairment evaluations. Trademarks with finite lives and other intangible assets are amortized over their useful lives on an accelerated or straight-line basis commensurate with the expected benefits received from such intangible assets.
Goodwill and Trademarks with Indefinite Lives
Goodwill and trademarks with indefinite lives are tested for impairment on an annual basis in the fourth quarter, unless conditions arise that would require a more frequent evaluation. In assessing their recoverability, projections regarding estimated discounted future cash flows and other factors are made to determine if an impairment has occurred. If UCI concludes that there has been an impairment, UCI will write down the carrying value of the asset to its fair value. In 2005, UCI recorded an $8.1 million trademark impairment loss. See Note 6.
Each year, UCI evaluates those trademarks with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. Other than the trademark that was written down for the aforementioned $8.1 million impairment loss, UCI has concluded that events and circumstances continue to support their indefinite lives.
Impairment of Long-Lived Assets other than Goodwill and Trademarks with Indefinite Lives and Long-Lived Assets to be Disposed of
UCI evaluates all of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of such long-lived assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows that are expected to be generated by the asset. If the carrying amount exceeds the expected undiscounted future cash flows, the asset is considered to be impaired. If an asset is considered to be impaired, it is written down to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Notes 3, 5, and 6 for impairment losses recorded in 2006 and 2005.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating losses and tax credit carryforwards. UCI establishes valuation allowances against operating losses and tax credit carryforwards when the ability to fully utilize these benefits is determined to be uncertain. Deferred tax assets and liabilities are measured using enacted tax rates applicable in the years in which they are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income in the period that includes the enactment date.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Translation and Transactions
Income statements of foreign subsidiaries are translated into U.S. dollars using the average exchange rates during the applicable period.
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the applicable balance sheet date. Resulting cumulative translation adjustments are recorded as a component of shareholder’s equity in “Accumulated other comprehensive income (loss).”
Transaction foreign exchange gains and losses are included in the income statement. The net foreign exchange gains (losses) were $0.7 million, $(0.8) million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Reporting of Comprehensive Income (Loss)
Comprehensive income (loss) includes (i) net income (loss), (ii) the cumulative effect of translating balance sheets of foreign subsidiaries to U.S. dollars, (iii) the effect of adjusting interest rate swaps to market, and (iv) the recognition of pension liabilities. The last three are not included in the income statement and are reflected as adjustments to shareholder’s equity.
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
Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $3.8 million, $4.9 million, and $6.3 million, respectively.
General and administrative expenses includes the costs of executive, accounting and administrative personnel (including pension, postretirement and other fringe benefits), professional fees, insurance, provisions for doubtful accounts, rent and information technology costs.
Stock Options
UCI Holdco adopted a stock option plan in 2003. The option plan permits the granting of options to purchase shares of common stock of UCI Holdco. UCI’s employees, directors, and consultants are eligible to receive stock option grants.
In January 2006, UCI adopted SFAS No. 123R, “Share-Based Payment.” UCI elected the modified prospective method of adoption under which prior periods are not revised. See Note 20 for the effect of adopting SFAS No. 123R and the related disclosures.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For periods prior to January 1, 2006, UCI adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The disclosure only provision permitted UCI to account for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.”
Under APB Opinion No. 25, the intrinsic-value-based method of accounting for stock option plans is used. Under this method, compensation cost is the excess, if any, of the market price at the grant date over the amount an employee must pay to acquire the stock. UCI grants stock options with an exercise price of not less than the market value of the common stock on the date of the grant; therefore, no stock option related compensation expense was recorded in any period prior to January 1, 2006.
Had UCI not used the intrinsic-value method of accounting for stock options, but instead used the alternative provision of SFAS No. 123, which is the fair-value-at-date-of-grant-based method, the pro forma results would have been as follows (in millions):

	Year ended December 31,
	2005	2004
Net income (loss) from continuing operations as reported	$(7.6)	$27.1
Pro forma stock-based compensation expense, net of tax	1.7	2.0

Pro forma net (loss) income	$(9.3)	$25.1

The pro forma amounts presented were determined based on the fair value of the options at the grant date. The per share weighted average fair value of options granted was $53.51 in 2005 and $54.30 in 2004. These amounts were estimated using the Black-Scholes options pricing model using the following assumptions:

	Year ended December 31,
	2005	2004
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.34%	3.99%
Volatility	41.00%	43.00%
Expected option term in years	8	8
Environmental Liabilities
UCI accrues for environmental investigation, remediation and penalty costs when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The liability is determined on an undiscounted cash flow basis and is not reduced for potential claims for recovery. Claims for recovery are recognized as agreements are reached with third parties. Environmental expenditures are capitalized if they mitigate or prevent future contamination or if they improve the environmental safety or efficiency of the existing assets. All other environmental costs are expensed as incurred. Environmental cost estimates may include expenses for remediation of identified sites, long term monitoring, payments for claims, administrative expenses, and expenses for ongoing evaluations and litigation. The liability is adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available.
Insurance Reserves
UCI’s insurance for workers’ compensation, automobile, product and general liability includes high deductibles for which UCI is responsible. Deductibles, for which UCI is responsible, are estimated and recorded as expenses in the period incurred.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In the fourth quarter of 2005, UCI recorded a change in its estimate of outstanding potential warranty returns. See Note 13.
Segment Reporting
In accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” UCI reports as one segment. UCI is in one business, which is the manufacturing and distribution of vehicle parts. The products and services, customer base, distribution channel, manufacturing process, procurement, and economic characteristics are similar throughout all of UCI’s operations.
Derivative Financial Instruments
UCI recognizes derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments will be reported in income or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative, and the effect on the financial statements, will depend on its hedge designation and whether the hedge is highly effective in offsetting changes in the fair value of cash flows of the asset or liability hedged.
Defined Benefit Pension and Other Post Retirement Plans
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans – and amendment of FASB Statements No. 87, 88, 106, and 132(R).” At December 31, 2006, UCI adopted SFAS No. 158. See Note 16 for the effects of adopting SFAS No. 158.
New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose uncertain tax positions taken, or expected to be taken, on a tax return. The interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in financial statements. Furthermore, this interpretation prescribes that the benefit recorded must be the amount that will most likely be ultimately realized, assuming a review by tax authorities having all relevant information. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective beginning January 1, 2007. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. UCI does not expect that adoption of FIN 48 will have a material impact on UCI’s financial statements.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB108”). SAB 108 addresses diversity in practice in quantifying financial statement misstatements for the purpose of assessing materiality. SAB 108 requires that a company quantify misstatements based on the impact of each of their financial statements and related disclosures. SAB 108 is effective as of the end of 2006, allowing for a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for misstatements that were not previously deemed material, but are material under guidance in SAB 108. Adoption of SAB 108 did not have an impact on UCI’s financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. UCI has not evaluated the impact of this statement on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. UCI has not evaluated the impact of this statement on its financial statements.
NOTE 2 — ACQUISITION OF ASC INDUSTRIES, INC.
On May 25, 2006 (the “ASC Acquisition Date”), UCI acquired all of the outstanding capital stock of ASC Industries, Inc. and its subsidiaries (“ASC”). This transaction is referred to herein as the “ASC Acquisition.”
ASC is a manufacturer and distributor of water pumps, with 2005 revenues of $98 million.
The ASC Acquisition is accounted for under the purchase method of accounting and, accordingly, the results of operations of ASC have been included in UCI’s results beginning on the ASC Acquisition Date.
Purchase Price
The preliminary ASC Acquisition purchase price, including $4.4 million of fees and expenses directly related to the ASC Acquisition, was $127.4 million. In addition, UCI assumed $12.0 million of ASC debt and certain other ASC obligations related to the acquisition.
Financing for the ASC Acquisition
Financing for the ASC Acquisition was comprised of the following (in millions):

Proceeds from additional UCI debt	$113.0
UCI’s cash on hand	6.1
Rollover equity	8.3

$127.4

Certain ASC stockholders exchanged $8.3 million of ASC stock for the stock of UCI Holdco, and UCI Holdco contributed the ASC stock to UCI. This stock is referred to as “rollover equity” in the above table.
Pursuant to the Stock Purchase Agreement, ASC was required to repay $81.6 million of certain ASC debt and other ASC obligations. These repayments were made from the cash received by ASC stockholders from the sale of the ASC stock to UCI.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preliminary Allocation of the ASC Acquisition Purchase Price
The information included herein has been prepared based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation, set forth in the table below, was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocation is subject to change until all pertinent information regarding the ASC Acquisition and the assets and liabilities of ASC is obtained and fully evaluated. Additional pertinent information that UCI is in the process of obtaining includes, but is not limited to, finalized independent third-party appraisals of property, plant and equipment and intangible assets, other than goodwill. Finalization of the allocation of the ASC Acquisition purchase price could result in material changes to the amounts presented herein. The allocation of the ASC Acquisition purchase price will be finalized within one year after the ASC Acquisition Date.
The preliminary allocation of the ASC Acquisition purchase price follows (in millions):

Cash	$3.8
Accounts receivable	11.4
Inventory	40.8
Property, plant and equipment	28.2
Acquired intangible assets	17.3
Goodwill	73.3
Other assets	2.0
Accounts payable and accrued liabilities	(26.3)
Long-term debt and capital lease obligations	(11.3)
Other liabilities	(4.7)
Deferred income taxes	(7.1)

$127.4

Goodwill is not deductible for income tax purposes. Acquired intangible assets are primarily customer relations and trademarks, which are amortized on an accelerated basis commensurate with the expected benefits. The useful lives of these intangibles are estimated to range from 3 to 20 years.
Pro Forma Information
The unaudited pro forma income statement information presented below is based on the historical income statements of UCI and ASC and have been adjusted on a pro forma basis to give effect to the ASC Acquisition and the related financing as if they had occurred on January 1, 2005. The pro forma adjustments give effect to (i) the preliminary allocation of the preliminary ASC Acquisition purchase price, (ii) UCI’s ASC Acquisition related financing, and (iii) the repayment by ASC of $81.6 million of ASC debt and other ASC obligations from the proceeds received in connection with the ASC Acquisition as if they occurred on January 1, 2005.
The unaudited pro forma financial information does not purport to represent what the results of operations would have been had the ASC Acquisition occurred as of the date indicated, or what results will be in future periods.

	(in millions)
	Year ended December 31,
	2006	2005
Net sales	$947.8	$911.0
Operating income	68.6	31.4
Net income (loss) from continuing operations	14.1	(14.3)
Net (loss) income	(0.7)	(11.3)
The 2006 pro forma results include the losses described in Note 5. The 2005 pro forma results include the losses described in Note 6, the change in estimate described in Note 13 and, on a pro forma basis, the write off of unamortized deferred financing costs described in Note 14.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS AND RESULTING ASSET IMPAIRMENT LOSSES
Before the ASC Acquisition, UCI’s “pre-acquisition water pump operations” manufactured water pumps and distributed them to all market channels. UCI is in the process of integrating its pre-acquisition water pump operations with the water pump operations of ASC. All domestic water pump manufacturing will be combined at ASC’s manufacturing facility. UCI’s pre-acquisition water pump facility will be closed. In connection with this consolidation, UCI recorded the following pre-tax expenses and losses in 2006 (in millions):

Land, building and equipment impairment losses	$4.3
Severance	1.7
Other integration costs	1.0

$7.0

These $7.0 million of costs are presented in the 2006 income statement as “Costs of integration of water pump operations and resulting asset impairment losses.”
The non-cash $4.3 million land, building and equipment impairment losses pertain to assets that will not be used when the water pump integration is completed. These assets have been written down by $4.3 million to their estimated net realizable value, when sold or scrapped. The estimated realizable values were based on preliminary estimates by independent third-party appraisers and management’s judgment.
The $1.0 million of other integration costs, presented in the table above, includes travel expenses, transportation costs and other expenditures incurred solely for the purpose of transferring production and distribution to ASC’s facilities and completing integration of the operations.
As part of the water pump integration, in the third quarter of 2007, UCI will close its pre-acquisition water pump manufacturing facility. As a result of the facility closure, UCI will incur up to $3.1 million of severance costs. Substantially all of the employees at UCI’s pre-acquisition water pump factory will be terminated. All 311 permanent employees of this facility are eligible for severance benefits, which will be earned only if an employee remains employed until a Company-designated termination date. The severance benefits are (i) a three month continuation of medical insurance after termination and (ii) a lump sum payment, which varies based on years of service. $1.7 million of these severance costs have been recorded as expense in 2006. The remaining $1.4 million of these severance costs will be expensed ratably over the remaining 2007 employment periods of the affected employees.
Approximately $0.3 million of these severance costs were paid in 2006. The remainder will be paid in 2007, primarily in the second and third quarters.
Additional Water Pump Integration Costs
In addition to the $7.0 million of costs presented above, UCI recorded an estimated $3.9 million of other costs directly related to the integration of its water pump operations. These costs are classified in “Cost of sales” and include (i) $2.0 million of extra costs and operating inefficiencies caused by the wind-down of our previously owned factory and (ii) a $1.9 million write-off of component parts that will not be usable when all production is transitioned to the ASC product designs
Combined Effects
The (i) $7.0 million of costs reported in the 2006 income statement as “Costs of integration of water pump operations and resulting asset impairment losses” and (ii) the $3.9 million of costs included in “Cost of sales” have resulted in a combined after-tax loss of $7.0 million in 2006.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The December 31, 2006 balance sheet includes accrued liabilities of $1.4 million for severance and $0.2 million of other integration costs, which were expensed in 2006 but had not yet been paid. UCI intends to sell the land and building of its pre-acquisition water pump operation. The $1.6 million net realizable value of these assets is classified as “Assets held for sale” in the December 31, 2006 balance sheet.
NOTE 4 — DISCONTINUED OPERATIONS
Sales of driveline components and specialty distribution operations
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. The driveline components operation manufactured and distributed products including universal joints, drive shafts, CV joints and boot kits, and small vehicle CV half shafts. The specialty distribution operation sold hard-to-find products in categories such as engine and transmission parts, power train components, engine mounts, and shop supplies.
The driveline components and specialty distribution operations were sold to two separate buyers for a combined $33.4 million of cash, net of fees and expenses. In connection with the driveline components transaction, UCI retained $4.9 million of pension liabilities. UCI recorded a combined after-tax loss of $18.5 million on these sales.
Sale of lighting systems operation
On November 30, 2006, UCI sold its lighting systems operation. This operation manufactured and distributed lighting systems for commercial vehicles. Its customers were primarily in Europe.
The lighting systems operation was sold for $37.2 million in cash, net of fees and expenses. In 2006, UCI recorded a $1.6 million after-tax gain on the sale.
The final sale price of the lighting systems operation is subject to certain post-closing adjustments, including an increase or decrease dependent on finalization of net working capital. In addition, the sale price could increase by up to $2.3 million, depending on the amount of proceeds from the possible post-closing sale of a lighting systems building. Also, if structural changes are made to its pension plan before March 2008, and if such changes result in a reduction in the actuarially determined deficit, the final sale price could increase by up to an additional $2.2 million. Any adjustment in the sale price will result in a commensurate adjustment to the pre-tax gain on the sale of the lighting systems operation.
Reported as discontinued operations
The operating results and the assets and liabilities of all three of the sold operations are presented as discontinued operations in UCI’s consolidated financial statements for all periods presented. Net sales and income before income taxes for these discontinued operations is presented below (in millions):

	Year Ended December 31,
	2006	2005	2004
Net sales	$124.4	$196.1	$192.3
Income before income taxes	3.6	5.0	7.0
The pre-tax income presented in the above table includes deductions for allocated interest expense of $0.3 million, $0.5 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Interest expense is allocated to discontinued operations in accordance with EITF Issue No. 87-24, which requires allocation of interest expense to discontinued operations to the extent UCI is required to repay debt as of result of a disposition transaction.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5 — 2006 COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS
The following table summarizes the costs of closing facilities, which were recorded in 2006 (in millions):

	Asset
	Write-downs	Severance	Other	Total
Closure of Canadian facility	$0.4	$0.4	$0.1	$0.9
Closure of Mexican facility	0.8	1.8	2.9	5.5

	$1.2	$2.2	$3.0	$6.4

Closure of Canadian facility
In 2006, UCI closed its Canadian facility, which manufactured and distributed mechanical fuel pumps. This production and distribution was transferred to UCI’s fuel pump operations in Fairfield, Illinois. This Canadian facility had sales of $6.2 million and $8.2 million in 2005 and 2004, respectively.
Closure activities were completed in 2006. The severance and other costs were paid in 2006.
After tax, the losses recorded for the Canadian facility closure totaled $0.6 million.
Closure of Mexican facility
In 2006, UCI closed its Mexican filter manufacturing plant and transferred production to its Albion, Illinois filter manufacturing facility. In 2005, the Mexican facility produced approximately 13% of UCI’s filters.
Closure activities and the transfer of production were completed in 2006.
After tax, the losses recorded for the Mexican facility closure totaled $3.7 million.
All of the $1.8 million of severance costs and all of the $2.9 million of the other costs related to the shutdown and consolidation were paid in 2006. In addition, UCI spent $1.4 million for capital expenditures in connection with this consolidation in 2006. The aforementioned $2.9 million of other costs were primarily equipment dismantling and transportation costs and $0.6 million of professional fees.
In the first quarter of 2007, UCI sold the land and building formerly used by the Mexican manufacturing operation for approximately $6.7 million, net of fees and expenses. The $4.5 million net book value is classified as “Assets held for sale” in the December 31, 2006 balance sheet. UCI will record a pre-tax gain of approximately $2.2 million in the first quarter of 2007.
NOTE 6 — 2005 ASSET IMPAIRMENTS AND OTHER COSTS
The following table summarizes UCI’s asset impairments and other costs, which were recorded in 2005 (in millions):

	Asset
	write-downs	Other	Total
Impairment of trademark	$8.1	$—	$8.1
Impairment of software asset	3.8	—	3.8
Loss on contractual commitment	—	1.3	1.3
Impairment of property and equipment	5.5	—	5.5
Abandonment of an operation	2.2	0.6	2.8

	$19.6	$1.9	$21.5

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Impairment of trademark and software asset
In 2005, UCI recorded an impairment loss related to certain trademark and software assets. See Note 11 for a description.
Loss on contractual commitment
In connection with the installation of a new integrated software system (see Note 11), UCI entered into an agreement to outsource certain computer processing functions. The agreement expires in June 2007. As discussed in Note 11, UCI decided not to install the new software system at as many operating locations as initially planned. As a result, UCI will not use all of the outsourced computer processing capacity for which it is obligated to pay. In 2005, UCI recorded a $1.3 million loss for that portion of this contractual commitment that would not be used and, therefore, would not provide future economic benefit. Of this $1.3 million, $0.8 million was paid in 2006 and the remainder will be paid in 2007.
Impairment of property and equipment
In 2005, UCI concluded that the estimate of the future cash flows of its air filter operations in the United Kingdom does not support the carrying value of that operation’s property and equipment. Consequently, UCI recorded a $5.5 million impairment loss to write down those assets to their fair value. Fair value was estimated based on valuations from an independent appraiser.
Abandonment of an operation
Airtex Products Ltd. (“Airtex UK”) was an indirect wholly-owned subsidiary of UCI with operations in the United Kingdom. During 2005, the largest customer of Airtex UK became insolvent and ceased operations, resulting in the loss of more than 50% of the revenue of Airtex UK. As a result of this situation, UCI decided to cease additional funding of the operations of Airtex UK, and subsequently sold Airtex UK to a newly incorporated English company owned by the local management of Airtex UK. The selling price was £1.
In 2005, UCI recorded a pre-tax non-cash charge of $2.2 million for the impairment of certain assets of Airtex UK and an additional pre-tax charge of $0.6 million for other losses incurred as a result of the abandonment and sale of Airtex UK.
Sales of Airtex UK included in UCI’s consolidated results for the years ended December 31, 2005 and 2004, were $3.7 million and $7.5 million, respectively. Pre-tax losses of Airtex UK included in UCI’s consolidated results for the same two years were $(0.9) million and $(0.2) million, respectively.
NOTE 7 — ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in UCI’s allowance for doubtful accounts are as follows (in millions):

	December 31,
	2006	2005	2004
Beginning of year	$2.5	$2.6	$3.3
Addition due to ASC Acquisition	0.1	—	—
Provision for doubtful accounts	0.3	0.1	0.1
Accounts written off	(0.2)	(0.2)	(1.0)
Recoveries	—	—	0.2

	$2.7	$2.5	$2.6

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8 — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables to several factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $46 million and $22 million of receivables during 2006 and 2005, respectively.
If receivables had not been factored, $18 million and $6 million of additional receivables would have been outstanding at December 31, 2006 and 2005, respectively. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $1.0 million and $0.3 million in 2006 and 2005, respectively. These costs are recorded in the consolidated income statement in “Miscellaneous, net.”
NOTE 9 — INVENTORIES
The components of inventories are as follows (in millions):

	December 31,
	2006	2005
Raw materials	$47.2	$40.3
Work in process	32.7	23.6
Finished products	97.8	99.2
Valuation reserves	(19.7)	(17.2)

	$158.0	$145.9

NOTE 10 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in millions):

		December 31,
	Depreciable Life	2006	2005
Land and improvements	5-10 years (for improvements)	$4.9	$8.8
Buildings and improvements	5-40 years	56.0	52.1
Equipment	3-15 years	178.9	130.9

		239.8	191.8
Less accumulated depreciation		(75.2)	(35.9)

		$164.6	$155.9

Included in equipment shown above are purchases totaling approximately $1.7 million and $0.4 million at December 31, 2006 and 2005, respectively, under capital lease obligations. Accumulated amortization was approximately $0.2 million and $0.1 million at December 31, 2006 and 2005, respectively.
Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $26.2 million, $26.5 million and $29.8 million, respectively.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 — OTHER INTANGIBLE ASSETS
The components of other intangible assets are as follows (in millions):

		December 31, 2006			December 31, 2005
	Amortizable		Accumulated			Accumulated
	Life	Gross	amortization	Net	Gross	amortization	Net
Acquired intangible assets
Customer relationships	3 - 20 years	$60.6	$(17.7)	$42.9	$49.4	$(12.5)	$36.9
Technologies	10 years	8.8	(4.4)	4.4	7.1	(3.4)	3.7
Trademarks	10 years	4.4	(0.4)	4.0	—	—	—
Trademarks	Indefinite	29.6	—	29.6	29.6	—	29.6
Integrated software system	7 years	17.8	(3.3)	14.5	15.4	(0.8)	14.6

		$121.2	$(25.8)	$95.4	$101.5	$(16.7)	$84.8

In 2006, as part of the ASC Acquisition, UCI acquired $11.2 million of customer relationship intangible assets, $1.7 million of technologies and $4.4 million of trademarks.
In 2005, as a result of its annual fourth quarter evaluation of trademarks with indefinite lives, UCI identified and recorded an $8.1 million impairment loss on one of its trademarks. This loss was the result of a customer’s decision to market a significant portion of UCI-supplied products under its own private label brand, instead of UCI’s brand. The impairment loss was also due to lower than expected sales of products marketed under UCI’s brand.
In 2005, UCI installed a new integrated software system at three of its North American operating facilities. The implementation process began in the second quarter of 2004. UCI’s intent was to install the new system at all of its North American facilities, after the first three were operating efficiently. As a result, incremental costs were incurred to enable the software to accommodate the needs of the other facilities. These incremental costs were recorded as part of the integrated software system asset. Because of cost/benefit and cash flow considerations, in December 2005, UCI decided to abandon its plans to install this system at the remaining North American operations. Consequently, in the fourth quarter of 2005, an impairment loss of $3.8 million was recorded to write off the costs incurred to accommodate the needs of the other facilities.
The weighted average amortizable life of customer relationships is 15 years.
The estimated amortization expense related to acquired intangible assets and the integrated software system for each of the succeeding five years is (in millions):

	Acquired	Integrated
	intangible	software
	assets	system
2007	$6.9	$2.5
2008	6.3	2.5
2009	5.7	2.5
2010	5.2	2.5
2011	4.7	2.5

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	December 31,
	2006	2005
Salaries and wages	$2.9	$2.8
Bonuses	7.5	3.6
Vacation pay	4.5	4.6
Pension and other postretirement liabilities	0.5	8.7
Product returns	27.6	26.2
Rebates, credits and discounts due customers	10.2	11.0
Insurance	10.2	9.7
Taxes payable	9.3	7.5
Other	26.3	16.4

	$99.0	$90.5

NOTE 13 — PRODUCT RETURNS LIABILITY
The liability for product returns is included in “Accrued expenses and other current liabilities.” This liability includes accruals for parts returned under warranty and for parts returned because of customer excess quantities. UCI provides warranties for its products’ performance. Warranty periods vary by part, but generally are either one year or indefinite. In addition to returns under warranty, UCI allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, these returns are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. In some cases, UCI does not have a contractual obligation to accept excess quantities. However, common practice for UCI and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from UCI and change to another vendor, it is industry practice for the new vendor, and not UCI, to accept any inventory returns resulting from the vendor change.
The changes in UCI’s product returns accrual are listed in the table below. The 2005 reduction to sales amount includes $14.0 million resulting from a change in estimate with respect to warranty returns. Based on new information, UCI increased its estimate of the average periods of time from (a) the date that certain products are sold, to (b) the various dates when warranty claims on those products are received. In prior periods, UCI assumed that most warranty claims surfaced soon after the ultimate consumer purchased and installed the product. Based on unexpectedly high loss experience in the fourth quarter of 2005 and research conducted in 2005, UCI now estimates that, in many cases, warranty claims surface over a much longer period of time. Because warranty claims on certain products may be received for a longer period of time than previously estimated, UCI increased the estimate of potential claims outstanding.
The 2005 reduction to sales amount listed below also includes a $2.2 million reduction in product returns liabilities. This favorable effect was the result of UCI reducing the warranty period for one of it product lines. The warranty period was reduced from indefinite to one year after it is purchased by the ultimate consumer.
The 2004 reduction to sales amount includes $2.1 million for a single, unusually large quality matter. There were no similar issues in 2006 or 2005.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in UCI’s product returns accrual are (in millions):

	Year ended December 31,
	2006	2005	2004
Beginning of year	$26.2	$14.7	$13.5
Addition due to ASC Acquisition	1.4	—	—
Cost of unsalvageable returned parts	(50.2)	(39.8)	(37.9)
Additional reductions to sales	50.2	51.3	39.1

End of year	$27.6	$26.2	$14.7

NOTE 14 — DEBT
The Company’s debt as of December 31, 2006 is summarized as follows (in millions):

	December 31,
	2006	2005
Short-term borrowings	$8.6	$0.3
Capitalized leases	1.1	—
Term loan	265.0	217.0
Senior subordinated notes	230.0	230.0
Debt issuance costs	(4.1)	(4.7)

	500.6	442.6
Less:
Short-term borrowings	8.6	0.3
Current maturities	0.5	—

Long-term debt	$491.5	$442.3

UCI’s balance sheet does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco.
Senior credit facilities — In connection with the ASC Acquisition, on May 25, 2006, UCI entered into an Amended and Restated Credit Agreement. This Amended and Restated Credit Agreement replaced UCI’s previously existing senior credit facility, and provided for additional borrowing capacity of up to $113 million.
UCI replaced the $217 million term loan that was outstanding at May 25, 2006 under its previously existing senior credit facility with a term loan borrowing under the new credit facility. In addition, $113 million of this term loan was borrowed to finance a portion of the ASC Acquisition purchase price.
Cash fees related to the new Amended and Restated Credit Agreement were $3.6 million. This $3.6 million was recorded as an addition to “Deferred financing costs” and is amortized as interest expense over the remaining life of the new debt. In 2006, UCI recorded a $2.6 million loss to write off the unamortized deferred financing costs related to the previously outstanding debt, which was replaced by the borrowing under the new credit facility. This $2.6 million loss is recorded as “Write-off of deferred financing costs” in the 2006 income statement.
The $265 million term loan is secured by all tangible and intangible assets of UCI. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods that may be elected by UCI. The interest rate is variable and is determined as described in the next paragraph. In 2006 and 2005, UCI voluntarily prepaid $65 million and $15 million, respectively, of the senior credit facility term loan. In the first quarter of 2007, UCI voluntarily prepaid $40 million. After this prepayment, $27.5 million is due September 2011, $72.5 million is due in each of December 2011 and March 2012, and $52.5 million is due in June 2012.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UCI may select from two options to determine the interest rate on the term loan and revolving credit borrowings. The two options are the Base Rate or Eurodollar Rate plus, in each case, an applicable margin. The applicable margin is subject to adjustment based on a consolidated leverage ratio, as defined. The Base Rate is a fluctuating interest rate equal to the higher of (a) the prime lending rate as set forth on the British Banking Association Telerate page 5 or another comparable page and (b) the Federal funds effective rate plus 0.50%. At December 31, 2006 and 2005, the interest rate was 7.63% and 6.81%, respectively. In addition to interest on outstanding borrowings, UCI is required to pay a commitment fee on any unused revolving credit facility commitments at a per annum rate of 0.50%, subject to adjustment based upon the consolidated leverage ratio as defined. (See Note 22 for the impact of interest rate swaps.)
UCI’s senior credit facility also includes a $75 million revolving credit facility, which is available until 2010. Revolving credit borrowings are secured by all tangible and intangible assets of UCI. The interest rate is variable and is determined as described in the preceding paragraph. At December 31, 2006 and 2005, there were no borrowings outstanding under the revolving credit facility. At December 31, 2006, $9.4 million of the borrowing capacity had been used to support outstanding letters of credit. Accordingly, at December 31, 2006, $65.6 million was available for borrowing under the revolving credit facility.
The senior credit facilities require UCI to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facilities include certain negative covenants restricting or limiting UCI’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets, and alter UCI’s business. UCI is in compliance with all of these covenants.
In December 2006, UCI paid a $35.3 million dividend to its shareholder. UCI entered into an amendment to the senior credit facility for the purpose of paying this dividend.
Senior subordinated notes (the “Notes”) – The Notes bear interest at 9 3/8%. Interest is payable semi-annually, in arrears on June 15 and December 15 of each year. The Notes are unsecured and rank equally in right of payment with any of UCI’s future senior subordinated indebtedness. They are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. They are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries. The Notes mature on June 15, 2013.
The Notes indenture contains covenants that limit UCI’s ability to: incur or guarantee additional debt, pay dividends or redeem stock, make certain investments, and sell assets. UCI is in compliance with all of these covenants.
Short-term borrowings – At December 31, 2006, short-term borrowings included $1.2 million of a Spanish subsidiary’s notes payable and $7.4 million of the Chinese subsidiaries notes payable to foreign credit institutions. At December 31, 2006, the interest rate on the Spanish subsidiary’s notes payable and the Chinese subsidiaries notes payable was 4.5% and 6.1%, respectively. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries notes payable are unsecured.
Future payments – The following is a schedule of future payments of debt at December 31, 2006 (in millions):

2007	$9.1
2008	0.1
2009	0.1
2010	0.1
2011	120.0
Thereafter	375.3

$504.7

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense – Net interest expense in 2006 was $43.3 million, including $0.6 million of fees for senior credit agreement amendments and $0.7 million of accelerated write-off of deferred financing costs due to the voluntary prepayments of $65 million of the senior credit facility term loan. Net interest expense in 2005 was $36.1 million, including a $0.3 million senior credit agreement amendment fee and $0.2 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $15 million of the senior credit facility term loan. Net interest expense in 2004 was $35.9 million, including $1.0 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $65 million of the senior credit facility term loan. In 2004, UCI capitalized $0.6 million of interest. No interest was capitalized in 2006 and 2005.
Holdco Notes – In December 2006, UCI Holdco issued the Holdco Notes in a principal amount of $235 million. The Holdco Notes bear interest at a rate based upon LIBOR plus a spread. This rate is 12.365% at December 31, 2006. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The interest is payable “in kind” through December 2011, so that UCI Holdco has no cash interest payable until that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow of the Company until that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the Notes indenture.
NOTE 15 — INCOME TAXES
The components of income (loss) before income taxes are as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Income (loss) before income taxes
United States	$10.7	$2.1	$45.0
Non-United States	(3.9)	(9.2)	(0.1)

	$6.8	$(7.1)	$44.9

Components of income tax expense are as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Current
Federal	$—	$5.5	$9.1
State	1.5	1.2	2.0
Foreign	1.8	(1.1)	1.1

	3.3	5.6	12.2

Deferred
Federal	(2.9)	(4.7)	6.3
State	0.5	(0.3)	(0.1)
Foreign	(0.2)	(0.1)	(0.6)

	(2.6)	(5.1)	5.6

	$0.7	$0.5	$17.8

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense follows (in millions):

	Year ended December 31,
	2006	2005	2004
Income tax expense (benefit) at U.S. Federal statutory rate	$2.4	$(2.5)	$15.7
R&D tax credit	(0.2)	(1.0)	—
Federal tax benefit resulting from the “check the box” election of a foreign subsidiary	(2.7)	—	—
Foreign income tax losses not benefited and rate differential	1.5	1.9	0.5
State income taxes, net of Federal income tax benefit	1.2	0.6	1.3
Loss on abandonment of a foreign operation not benefited	—	1.0	—
2005 Federal provision to return adjustment recorded in 2006	(1.0)	—	—
Other, net	(0.5)	0.5	0.3

Income tax expense	$0.7	$0.5	$17.8

The adjustment in the above table for “2005 Federal provision to return adjustment” is a reduction in tax expense to adjust the estimated 2005 tax liabilities to actual expense reported in UCI’s 2005 U.S. Federal tax return, as filed in September 2006. This adjustment was primarily due to the impact of foreign earnings on U.S. Federal taxable income. The adjustment in the above table for “Loss on abandonment of a foreign operation not benefited” is due to a loss that is not deductible for foreign or U.S. tax purposes.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred taxes are attributable to the following (in millions):

	December 31,
	2006	2005
Deferred tax assets
Pension and postretirement benefits	$8.8	$7.3
Product returns and warranty accruals	10.7	10.5
Inventory valuation	9.3	7.7
Acquired intangible asset impairment	—	2.8
Net operating loss carryforwards	13.4	1.4
Vacation accrual	1.3	1.8
Insurance accruals	2.4	2.0
Allowance for doubtful accounts	1.0	1.0
Tax credit carryforwards	0.6	0.9
Pension liability adjustment included in other comprehensive income (loss)	2.3	0.9
Contractual commitment and other accruals	0.9	0.5
Environmental accruals	0.2	0.2
Other	1.9	0.9

	52.8	37.9
Less: valuation allowance for foreign tax credit carryforwards and foreign net operating loss carryforwards	(3.1)	(2.3)

Total deferred tax assets	49.7	35.6

Deferred tax liabilities
Depreciation and amortization	(15.2)	(14.5)
Goodwill amortization for tax, but not book	(10.2)	(6.5)
Acquired intangible assets	(3.7)	—
Cumulative foreign exchange adjustment included in other comprehensive income (loss)	(0.1)	—
Prepaid expenses	(2.9)	(1.2)
Other	(1.0)	(0.2)

Total deferred tax liabilities	(33.1)	(22.4)

Net deferred tax assets	$16.6	$13.2

The net deferred tax assets are included in the balance sheet as follows (in millions):

	December 31,
	2006	2005
Deferred tax assets	$33.9	$22.5
Deferred tax liabilities	(17.3)	(9.3)

Net deferred tax assets	$16.6	$13.2

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2006, UCI had $8.8 million of foreign net operating loss carryforwards with no expiration date and $0.4 million of foreign tax credit carryforwards, which expire in 2013 and 2014. In assessing the realization of the deferred tax assets related to these carryforwards, UCI has determined that it is not more likely than not that the deferred tax assets will be realized. Therefore, a valuation allowance has been recorded for these carryforwards.
At December 31, 2006, UCI had Federal and State net operating loss carryforwards of $29.2 million and $10.4 million, respectively. These net operating loss carryforwards are expected to be utilized in 2007.
The remaining net deferred tax assets is dependent on UCI generating sufficient taxable income in future years to utilize the benefits of the reversals of temporary differences. UCI has performed an assessment regarding the realization of the remaining net deferred tax assets, which includes projecting future taxable income and the reversal of existing temporary differences, and has determined it is more likely than not that the remaining net deferred tax assets will be realized.
UCI’s tax returns are subject to examination by applicable tax authorities. Because of the judgmental nature of certain tax positions, UCI’s tax provisions take into consideration possible differences between the tax authority determinations and the “as filed” positions of certain assets and liabilities.
UCI does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested. At December 31, 2006, these earnings amounted to approximately $6 million. Determination of the net amount of unrecognized U.S. income taxes with respect to these earnings is not practicable.
NOTE 16 — EMPLOYEE BENEFIT PLANS
Adoption of SFAS No. 158
UCI adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires UCI to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its balance sheet with an offsetting amount in accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs, which were previously netted against the plan’s funded status in UCI’s financial statements pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to UCI’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost pursuant to UCI’s historical accounting policy for amortizing such amounts.
The provisions of SFAS No. 158 are to be applied prospectively. Therefore, prior periods presented in these consolidated financial statements are not restated.
Pension Plans
UCI maintains defined benefit retirement plans covering certain U.S. and non-U.S. employees. The defined benefit retirement plans are generally based on years of service and employee compensation.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The measurement date used to determine pension obligations is December 31, 2006. The following table sets forth the plans’ status (in millions):

	December 31,
	2006	2005
Change in benefit obligations
Benefit obligations at beginning of year	$209.0	$186.9
Service cost	6.7	7.1
Interest cost	11.3	10.7
Actuarial loss	(11.2)	11.2
Foreign currency change	—	0.1
Plan amendments	0.3	—
Benefits paid	(7.8)	(7.0)

Benefit obligations at end of year	$208.3	$209.0

Change in plan assets
Fair value of plan assets at beginning of year	$161.2	$153.4
Actual return on plan assets	19.7	9.0
Employer contributions	10.2	5.8
Benefits paid	(7.8)	(7.0)

Plan assets at end of year	$183.3	$161.2

Funded status	$(25.0)	$(47.8)
Unrecognized net actuarial loss	—	23.3
Unrecognized prior service cost	—	1.4

Net amount recognized	$(25.0)	$(23.1)

Amounts recognized in the balance sheet at December 31, 2005 are as follows (in millions):

Plans in net asset position included in “Pension and other assets”	$10.8
Intangible pension asset included in “Pension and other assets”	1.4
Amount included in “Accumulated other comprehensive income (loss)” (pre-tax)	2.4
Accrued pension cost included in “Accrued expenses and other current liabilities”	(8.3)
Accrued pension cost included in “Pension and other postretirement liabilities”	(29.4)

$(23.1)

The incremental effects of applying SFAS No. 158 at December 31, 2006, on individual line items of the balance sheet are (in millions):

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Prepaid pension included in “Pension and other assets”	$7.7	$—	$7.7
Liability for pension benefits included in:
“Accrued expenses and other current liabilities”	0.1	—	0.1
“Pension and other postretirement liabilities”	28.7	3.9	32.6
Deferred tax (assets) related to the pension component of accumulated other comprehensive income (loss) included in:
“Deferred tax liabilities”	(0.8)	(1.5)	(2.3)
Accumulated other comprehensive income (loss)	(1.2)	(2.4)	(3.6)

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in “Accumulated other comprehensive income (loss)” at December 31, 2006 consist of (in millions):

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Prior service credit (cost)	$(0.2)	$(0.8)	$(1.0)
Net gain (loss)	(1.8)	(3.1)	(4.9)
Deferred income tax benefit	0.8	1.5	2.3

Accumulated other comprehensive income (loss)	$(1.2)	$(2.4)	$(3.6)

In 2007, a loss of less than $0.1 million will be amortized from “Accumulated other comprehensive income (loss).” The $0.1 million includes amortization of prior service cost and net actuarial loss, which were both less than $0.1 million.
The components of net periodic pension expense are as follows (in millions):

	Year ended December 31,
	2006	2005	2004
Service cost	$6.7	$7.1	$6.0
Interest cost	11.3	10.7	9.7
Expected return on plan assets	(13.0)	(11.9)	(11.3)
Amortization of prior service cost	0.1	0.1	—
Amortization of unrecognized gain	0.2	0.1	—
Curtailment losses recognized	0.8	—	0.1

	$6.1	$6.1	$4.5

The 2006 $0.8 million curtailment loss relates to the sale of UCI’s driveline components operation (Note 4) and is included in the income statement in “Loss on sale of discontinued operations.”
UCI determines its actuarial assumptions on an annual basis. In determining the present values of UCI’s benefit obligations and net periodic pension expense for all plans as of and for the years ended December 31, 2006, 2005 and 2004, UCI used the following assumptions:

	2006	2005	2004
Weighted average discount rate to determine benefit obligations	5.6%	5.5%	5.7%
Weighted average discount rate to determine net cost	5.6%	5.8%	6.1%
Rate of future compensation increases	4.0%	4.0%	4.0%
Rate of return on plan assets	8.0%	7.8%	7.8%
The assumed rate of return on plan assets was determined based on expected asset allocation and long-term returns for each category of investment.
The weighted-average pension plan asset allocations for all plans are as follows:

	December 31,
	2006	2005
Equity securities	62%	59%
Debt securities	38%	41%

Total	100%	100%

UCI’s investment strategy is to maintain the mix of equity and debt securities in the approximate percentages shown above.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2007, UCI expects to contribute approximately $6.8 million to its plans. Pension benefit payments expected to be paid are as follows: $8.2 million in 2007; $8.8 million in 2008; $9.4 million in 2009; $10.0 million in 2010, $10.6 million in 2011, and $60.8 million in 2012 through 2016. Expected benefit payments are based on the same assumptions used to measure UCI’s benefit obligations at December 31, 2006 and include estimated future employee service.
Profit Sharing and Defined Contribution Pension Plans
Certain UCI subsidiaries sponsor defined contribution plans under section 401(k) of the Internal Revenue Code. Eligible participants may elect to defer from 5% to 50% of eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. Such subsidiaries are required to match employees’ contributions based on formulas, which vary by plan. For profit sharing and defined contribution pension plans, UCI expensed $2.9 million, $2.7 million, and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Other Postretirement Benefits
Certain UCI subsidiaries provide health care and life insurance benefits to eligible retired employees. The plans are partially funded by participant contributions and contain cost-sharing features such as deductibles and coinsurance.
The measurement date used to determine postretirement obligations is December 31, 2006. The following table presents information for the postretirement plans (in millions):

	December 31,
	2006	2005
Change in benefit obligations
Benefit obligations at beginning of year	$7.9	$7.8
Service cost	0.3	0.3
Interest cost	0.4	0.4
Actuarial gain	—	(0.2)
Benefits paid	(0.4)	(0.4)

Benefit obligations accrued at end of year	$8.2	$7.9

The accrued obligation is included in the balance sheet as follows (in millions):

	December 31,
	2006	2005
Accrued obligation included in “Accrued expenses and other current liabilities”	$(0.4)	$(0.4)
Accrued obligation included in “Pension and other postretirement liabilities”	(7.8)	(7.5)

	$(8.2)	$(7.9)

Adoption of SFAS No. 158 for other postretirement benefits affected accrued liabilities and “Accumulated other comprehensive income (loss)” by less than $0.1 million.
The following are the components of net periodic postretirement benefit cost (in millions):

	Year ended December 31,
	2006	2005	2004
Service cost	$0.3	$0.3	$0.3
Interest cost	0.4	0.4	0.4

	$0.7	$0.7	$0.7

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UCI determines its actuarial assumptions annually. In determining the present values of UCI’s benefit obligations, UCI used a discount rate of 5.75% and 5.5% for the years ended December 31, 2006 and 2005, respectively. In determining the net periodic benefit cost, UCI used a discount rate of 5.5% and 5.75% for the year ended December 31, 2006 and 2005, respectively. The annual health care cost trend rate is assumed to decline from 10% in 2007 to 5% in 2011. Increasing the assumed healthcare cost trend rates by one percentage point would result in additional annual costs of approximately $48,000. Decreasing the assumed health care cost trend rates by one percentage point would result in a decrease of approximately $41,000 in annual costs. The effect on postretirement benefit obligations at December 31, 2006 of a one-percentage point increase is $0.3 million. The effect of a one-percentage point decrease is also $0.3 million.
UCI continues to fund medical and life insurance benefit costs principally on a pay-as-you-go basis. The pay-as-you-go expenditures for postretirement benefits have not been material. During 2007, UCI expects to contribute approximately $0.4 million to its postretirement benefit plans. The benefits expected to be paid in each year from 2008 through 2011 are $0.5 million in each year. The aggregate benefits expected to be paid in the five years 2012 through 2016 are $3.1 million.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
Leases
The following is a schedule of the future minimum payments under operating leases that have non-cancelable lease terms (in millions):

Minimum
payments
2007	$4.0
2008	3.4
2009	3.1
2010	2.6
2011	2.4
2012 and thereafter	12.5

$28.0

These leases also provide for payment of taxes and other expenses. Rent expense was $4.9 million, $4.0 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Insurance Reserves
UCI purchases insurance policies for workers’ compensation, automobile, product and general liability. These policies include high deductibles for which UCI is responsible. Deductibles, for which UCI is responsible, are estimated and recorded as expenses in the period incurred. Estimates of these expenses are updated each quarter and are adjusted accordingly. These estimates are subject to substantial uncertainty because of several factors that are difficult to predict, including actual claims experience, regulatory changes, litigation trends and changes in inflation. Estimated losses for which UCI is responsible are included in the balance sheet in “Accrued expenses and other current liabilities.”
UCI Holdco Shareholders’ Agreement
On May 25, 2006, UCI Holdco entered into a Shareholders’ Agreement, which restricts transfer of shares, requires certain actions upon sale of UCI, and requires the sale of UCI Holdco shares to UCI Holdco or other shareholders at fair market value.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Environmental
UCI is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $2.0 million accrued at December 31, 2006 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter. Expenditures for these environmental matters total $0.6 million, $0.7 million and $0.7 million in 2006, 2005 and 2004, respectively.
Litigation
UCI is subject to various other contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, UCI believes that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on financial condition or results of operations.
Product Recall
UCI is in the process of recalling one of the products it distributes. The estimated cost of this recall ranges from $1 million to $2 million. Due to the uncertainties inherent in this product recall, the estimates are subject to change, which could be significant.
The product being recalled was purchased as a completed product from a third-party manufacturer. UCI believes that this third-party manufacturer is contractually responsible for all costs associated with the recall. The third-party manufacturer has informally accepted responsibility.
In 2005, UCI recorded a $1.0 million accrued liability for this matter and recorded a corresponding $1.0 million receivable, which is included in the balance sheet in “Other current assets”. As of December 31, 2006, less than $0.1 million of claims have been paid.
International Asset Transfers
In 2005, UCI identified a contingent liability resulting from an uncertainty regarding the adequacy of its documentation of certain international asset transfers. In 2005, UCI recorded a $250,000 accrued liability for possible fines. In 2006, UCI secured adequate documentation and, accordingly, reversed the $250,000 accrued liability.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18 — RELATED PARTY TRANSACTIONS
UCI has employment agreements with certain of its executive officers providing for annual compensation amounting to approximately $0.8 million per annum plus bonuses (as defined in the agreements) and severance pay under certain circumstances (as defined in agreements).
In 2003, UCI entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to UCI and its subsidiaries. Pursuant to this agreement, UCI pays an annual management fee of $2.0 million and out-of-pocket expenses, and UCI may pay Carlyle additional fees associated with financial advisory and other future transactions. The management agreement provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under this agreement. The agreement terminates either, when Carlyle or its affiliates own less than 10% of UCI’s equity interest, or, when UCI and Carlyle mutually agree to terminate the agreement.
In May 2006, UCI paid $2.5 million to the Carlyle Group for their services in connection with the ASC Acquisition and the related financing.
As part of the ASC Acquisition, UCI acquired a 51% interest in a Chinese joint venture. This joint venture purchases aluminum castings from UCI’s 49% joint venture partner, Shandong Yanzhou Liancheng Metal Products Co. Ltd and other materials from the joint venture partner’s affiliates. From the May 25th ASC Acquisition Date to December 31, 2006, approximately $7 million of aluminum castings and other materials were purchased from UCI’s joint venture partner and its affiliates.
A member of UCI’s Board of Directors is also a director of a UCI customer. Net sales to that customer were approximately $35.5 million in 2006.
UCI rents a building and machinery from a company that is owned by a shareholder of UCI Holdco. Annual rental payments are at fair market value and are approximately $1.1 million.
UCI has a receivable of $0.2 million from UCI Holdco.
NOTE 19 — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Year ended December 31,
	2006	2005	2004
United States	$770.9	$692.0	$718.1
Mexico	39.2	29.9	25.2
Canada	27.6	30.0	28.0
United Kingdom	12.6	12.6	14.5
France	7.9	7.0	5.5
Venezuela	4.5	4.1	3.4
Germany	3.9	3.5	4.2
Spain	3.6	3.7	3.4
Other	35.9	29.9	32.0

	$906.1	$812.7	$834.3

Net long-lived assets by country are as follows (in millions):

	December 31,
	2006	2005
United States	$218.3	$253.8
United Kingdom	25.9	30.3
Mexico	12.4	13.1
Spain	3.4	3.6
China	20.8	—
Goodwill	239.8	166.6

	$520.6	$467.4

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20 — STOCK OPTIONS
Adoption of SFAS No. 123R
In January 2006, UCI adopted SFAS No. 123R, “Share-Based Payment.” UCI elected the modified prospective method of adoption under which prior periods are not revised. Prior to January 2006, UCI accounted for stock options in accordance with the disclosure-only provisions of SFAS No. 123.
In 2006, a $1.6 million expense ($1.0 million after-tax) was recorded for stock option based compensation. In accordance with the accounting rules applied in 2005 and 2004, there was no such expense recorded in 2005 and 2004. See Note 1 for the pro forma expense related to 2005 and 2004.
Description of Plan and Valuation of Stock Options
UCI Holdco adopted a stock option plan in 2003. The option plan permits the granting of options to purchase shares of common stock of UCI Holdco to UCI’s employees, directors, and consultants. Options granted pursuant to the option plan must be authorized by the Compensation Committee of the Board of Directors of UCI Holdco. The aggregate number of shares of UCI Holdco’s common stock that may be issued under the option plan may not exceed 450,000. The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the option plan. No option life can be greater than ten years. Options currently vest over an 8-year period, and vesting of a portion of the options could accelerate if UCI achieves certain financial targets, or in the event of certain changes in ownership. Except for the options granted in December 2006, since inception of the option plan, the exercise price of all options granted has been $100, equal to the estimated market value of UCI Holdco’s common stock on the date of grant. In January 2007, as a result of the dividend paid to UCI Holdco shareholders of approximately $96 per share, the exercise price for all options outstanding as of that date was revised to $5 per share. See “Modifications” below.
Information related to the number of shares under options follows:

	December 31,
	2006	2005	2004
Number of shares under option:

Outstanding, beginning of year	304,040	304,578	278,678
Granted	49,500	39,500	73,900
Canceled	(31,975)	(40,038)	(48,000)

Outstanding, end of year	321,565	304,040	304,578

Exercisable, end of year	108,290	92,657	74,381

The weighted-average remaining life of options that were exercisable at December 31, 2006, and for all options outstanding at December 31, 2006, was 7.5 years. Except for the options granted in December 2006, the weighted-average exercise price and intrinsic value for all options outstanding, granted, cancelled, and exercisable was $100 per share and $0 per share, respectively. The exercise price of the options granted in December 2006 was $118.63 per share and the intrinsic value was $0 per share.
The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of grant using the assumptions listed below. Except for the options granted in December 2006, the fair value of options granted in 2006 was $53.51. The fair value of the options to purchase 2,000 shares that were granted in December 2006 was $72.88 per share.

	December Grants	All Others
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.95%	4.34%
Volatility	50.2%	41.00%
Expected option term in years	5	8
Exercise price per share	$118.63	$100
Market value per share	$118.63	$100

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Because of its large outstanding debt balances, UCI does not anticipate paying cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero. The expected option term is based on the assumption that options will be outstanding throughout their 8-year vesting period. Volatility is based upon the volatility of comparable publicly traded companies. Because UCI Holdco is not publicly traded, the market value of its stock is estimated based upon the valuation of comparable publicly traded companies, valuation of reported acquisitions of comparable companies, and discounted cash flows. The exercise price and market value per share amounts presented above were as of the date the stock options were granted. They do not take into account the December 2006 UCI Holdco dividend discussed below in “modifications.”
At December 31, 2006, there was $6.0 million of unrecognized compensation cost relating to outstanding unvested stock options. Approximately $1.8 million of this cost will be recognized in 2007. The balance will be recognized in declining amounts through 2014.
The $1.6 million of stock option based compensation expense recorded in 2006 is a non-cash charge. Since the inception of the option plan, no options granted have been exercised and, accordingly, no cash has been received from any option holder.
Modifications
In December 2006, UCI Holdco declared a dividend of approximately $96 per share of common stock. In accordance with the terms of the stock option agreement, in January 2007, the exercise price of all outstanding options was lowered to offset the adverse effect the dividend had on the value of the options. This change did not increase the value of the options; consequently, no additional compensation expense was or will be incurred.
NOTE 21 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash and cash equivalents – The carrying amount of cash equivalents approximates fair value because the original maturity is less than 90 days.
Trade accounts receivable – The carrying amount of trade receivables approximates fair value because of their short outstanding terms.
Trade accounts payable – The carrying amount of trade payables approximates fair value because of their short outstanding terms.
Short-term borrowings – The carrying value of these borrowings equals fair market value because their interest rates reflect current market rates.
Long-term debt – The fair market value of the $230 million senior subordinated notes at December 31, 2006 was $234 million. The carrying value of borrowings under the senior credit facility equals fair market value because their variable interest rates reflect market rates.
Interest rate swaps – Interest rate swaps are marked to market at the end of each reporting period.
NOTE 22 — INTEREST RATE SWAPS
In connection with UCI’s senior credit facilities, UCI had interest rate swap agreements, which expired in August 2005. These agreements effectively converted $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. On August 10, 2005, UCI entered into new interest rate swap agreements. These agreements effectively convert $80 million of variable rate debt to fixed rate debt for the two years ending August 2007, and $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, UCI will pay 4.4%, and will receive the then current LIBOR, on $80 million through August 2007 and $40 million for the 12-month period ending August 2008.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UCI does not use derivatives for trading or speculative purposes nor is it a party to leveraged derivatives. UCI has a policy of entering into contracts with only carefully selected major financial institutions, based upon their credit ratings and other factors.
UCI recorded an asset of $0.8 million and $0.5 million at December 31, 2006 and 2005, respectively, to recognize the fair value of interest derivatives. UCI has also recorded a tax liability of $0.3 million and $0.2 million at December 31, 2006 and 2005, respectively, associated therewith. The net offset is recorded in “Accumulated other comprehensive income (loss).”
NOTE 23 — OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) for the years ended December 31, 2006 and 2005 are as follows (in millions):

	2006			2005
			Net of			Net of
	Pre-tax	Tax	tax	Pre-tax	Tax	tax
	amount	benefit	amount	amount	benefit	amount
Interest rate swaps	$0.3	$(0.1)	$0.2	$(0.1)	$—	$(0.1)
Foreign currency adjustment	0.2	—	0.2	(4.5)	2.0	(2.5)
Pension liability adjustment	0.5	(0.2)	0.3	(1.6)	0.6	(1.0)

	$1.0	$(0.3)	$0.7	$(6.2)	$2.6	$(3.6)

Accumulated other comprehensive income (loss) is as follows (in millions):

				Total
				accumulated
		Foreign	Pension	other
	Interest rate	currency	liability	comprehensive
	swaps	adjustment	adjustment	income (loss)
Balance at January 1, 2005	$0.4	$2.9	$(0.5)	$2.8
2005 change	(0.1)	(2.5)	(1.0)	(3.6)

Balance at December 31, 2005	0.3	0.4	(1.5)	(0.8)
2006 change	0.2	0.2	0.3	0.7
Cumulative effect adjustment due to the adoption of SFAS No. 158	—	—	(2.4)	(2.4)

Balance at December 31, 2006	$0.5	$0.6	$(3.6)	$(2.5)

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 24 — OTHER INFORMATION
Cash payments for interest and income taxes (net of refunds) and non-cash transactions follow (in millions):

	Year ended December 31,
	2006	2005	2004
Cash flow information:
Interest	$41.6	$35.3	$32.9
Income taxes (net of refunds)	(0.4)	12.8	17.4
In 2004, UCI recorded $0.9 million pre-tax expense for losses associated with the closure of certain distribution facilities in the third and fourth quarters. The pre-tax expense includes $0.1 million of employee severance costs and $0.8 million for lease commitments, net of estimated sublease income. Such lease commitments are for distribution facilities that will not be used by UCI for the remaining term.
At December 31, 2006, 1,000 shares of voting common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Minority interest of $3.7 million is included in “Other long-term liabilities” in the balance sheet at December 31, 2006. Income of $0.8 million related to minority interest is included in “Miscellaneous, net” in the income statement in 2006.
NOTE 25 — CONCENTRATION OF RISK
UCI places its cash investments with a relatively small number of high quality financial institutions. Substantially all of the cash and cash equivalents, including foreign cash balances at December 31, 2006 and 2005, were uninsured. Foreign cash balances at December 31, 2006 and 2005 were $3.1 million and $4.8 million, respectively.
UCI sells vehicle parts to a wide base of customers. Sales are primarily to aftermarket customers, with less than 10% to original equipment manufacturers (“OEM’s”). UCI has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 24%, 24% and 25% of total net sales for the years ended December 31, 2006, 2005 and 2004, respectively. No other customer accounted for more than 10% of total net sales for the years ended December 31, 2006, 2005 and 2004. Although UCI is affected by developments in the North American automotive industry, due to our low concentration of OEM business, management does not believe significant credit risk exists.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 26 — QUARTERLY FINANCIAL INFORMATION (unaudited)
The following is a summary of the unaudited quarterly results of operations. UCI believes that all adjustments considered necessary for a fair presentation in accordance with generally accepted accounting principles have been included (in millions).

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2006
Net sales	$214.6	$230.5	$238.3	$222.7
Gross profit	45.1	46.8	45.1	40.5
Net income (loss) from continuing operations	3.4	(1.4)	2.1	2.0

2005
Net sales	$195.2	$215.9	$210.7	$190.9
Gross profit	37.6	44.9	45.2	27.1
Net income (loss) from continuing operations	1.1	3.1	6.7	(18.5)
UCI’s quarterly results were affected by the losses described in Notes 3, 5, 6, 13, and 14. Below is a summary of the after-tax effects of the losses. Except for the change in estimate described in Note 13, none of these losses affect net sales or gross profit.

	2006 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Note 3 – Cost of integration of water pump operations and resulting asset impairment losses	$—	$3.0	$0.5	$1.0

Note 5 – 2006 costs of closing facilities and consolidating operations	0.9	2.7	0.5	0.1

Note 14 – Write-off of deferred financing costs	—	1.6	—	—

	2005 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Note 6 – 2005 asset impairment and other costs	$—	$2.2	$0.6	$11.5

Note 13 – Product returns change in estimate ($14 million reduction to net sales and gross profit)	—	—	—	8.6

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 27 — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The senior credit facilities are secured by substantially all the assets of UCI. The senior subordinated notes (the “Notes”) are unsecured and rank equally in right of payment with any of UCI’s future senior subordinated indebtedness. The Notes are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. The Notes and borrowings under the senior credit facilities are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries.
The condensed financial information that follows includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI. Also included are consolidating entries, which principally consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.
Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and UCI believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Condensed Balance Sheet
December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$31,523	$—	$30,212	$(1,767)	$3,078
Accounts receivable, net	228,996	—	—	216,472	12,524
Inventories, net	158,024	—	—	139,973	18,051
Deferred tax assets	33,920	—	(658)	34,029	549
Other current assets	29,389	—	2,583	18,380	8,426

Total current assets	481,852	—	32,137	407,087	42,628

Property, plant and equipment, net	164,621	—	199	132,153	32,269
Intercompany notes receivable	—	(423,318)	423,318	—	—
Investment in subsidiaries	—	(169,432)	152,960	16,472	—
Goodwill	239,835	—	239,835	—	—
Other intangible assets, net	95,354	—	14,267	81,087	—
Deferred financing costs, net	5,310	—	5,310	—	—
Pension and other assets	9,452	—	303	8,908	241
Assets held for sale	6,077	—	—	1,600	4,477

Total assets	$1,002,501	$(592,750)	$868,329	$647,307	$79,615

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$92,720	$—	$2,866	$76,578	$13,276
Short-term borrowings	8,657	—	—	—	8,657
Current maturities of long-term debt	462	—	—	462	—
Accrued expenses and other current liabilities	99,039	—	14,093	81,169	3,777

Total current liabilities	200,878	—	16,959	158,209	25,710

Long-term debt, less current maturities	491,478	—	490,906	572	—
Pension and other postretirement liabilities	40,430	—	—	38,159	2,271
Deferred tax liabilities	17,350	—	12,552	2,174	2,624
Other long-term liabilities	7,583	—	—	3,845	3,738
Intercompany payables (receivables)	—	—	103,130	(105,730)	2,600
Intercompany notes payable	—	(423,318)	—	423,318	—

Total shareholder’s equity	244,782	(169,432)	244,782	126,760	42,672

Total liabilities and shareholder’s equity	$1,002,501	$(592,750)	$868,329	$647,307	$79,615

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Condensed Balance Sheet
December 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$23,764	$—	$20,029	$1,307	$2,428
Accounts receivable, net	220,674	—	—	208,983	11,691
Inventories, net	145,942	—	—	134,811	11,131
Deferred tax assets	22,517	—	103	21,867	547
Other current assets	20,591	—	7,232	8,337	5,022
Assets of discontinued operations	83,917	—	—	63,863	20,054

Total current assets	517,405	—	27,364	439,168	50,873

Property, plant and equipment, net	155,884	—	302	137,662	17,920
Intercompany notes receivable	—	(467,000)	467,000	—	—
Investment in subsidiaries	—	(141,742)	141,126	616	—
Goodwill	166,559	—	166,559	—	—
Other intangible assets, net	84,797	—	14,643	70,154	—
Deferred financing costs, net	6,177	—	6,177	—	—
Pension and other assets	12,904	—	305	12,454	145
Assets of discontinued operations	41,116	—	—	13,953	27,163

Total assets	$984,842	$(608,742)	$823,476	$674,007	$96,101

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$87,998	$—	$4,647	$75,399	$7,952
Short-term borrowings	261	—	—	—	261
Current maturities of long-term debt	12	—	—	—	12
Accrued expenses and other current liabilities	90,511	—	11,097	75,156	4,258
Liabilities of discontinued operations	27,467	—	—	17,778	9,689

Total current liabilities	206,249	—	15,744	168,333	22,172

Long-term debt, less current maturities	442,274	—	442,274	—	—
Pension and other postretirement liabilities	36,896	—	—	34,406	2,490
Deferred tax liabilities	9,327	—	13,377	(4,767)	717
Other long-term liabilities	1,936	—	816	1,936	(816)
Liabilities of discontinued operations	7,814	—	—	860	6,954
Intercompany payables (receivables)	—	—	70,919	(82,497)	11,578
Intercompany notes payable	—	(467,000)	—	447,000	20,000

Total shareholder’s equity	280,346	(141,742)	280,346	108,736	33,006

Total liabilities and shareholder’s equity	$984,842	$(608,742)	$823,476	$674,007	$96,101

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Condensed Income Statement
Year Ended December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$906,050	$(44,559)	$—	$855,040	$95,569
Cost of sales	728,511	(44,559)	—	684,744	88,326

Gross profit	177,539	—	—	170,296	7,243

Operating expenses
Selling and warehousing	60,047	—	1,772	53,818	4,457
General and administrative	42,636	—	14,336	22,135	6,165
Amortization of acquired intangible assets	6,651	—	—	6,651	—
Costs of integration of water pump operations and resulting asset impairment losses	6,981	—	—	6,981	—
Costs of closing facilities and consolidating operations	6,364	—	—	6,038	326

Operating income (loss)	54,860	—	(16,108)	74,673	(3,705)

Other income (expense)
Interest expense, net	(43,262)	—	(43,249)	299	(312)
Intercompany interest	—	—	42,315	(39,900)	(2,415)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(137)	—	—	(1,045)	908

Income (loss) before income taxes	6,836	—	(21,667)	34,027	(5,524)
Income tax expense (benefit)	694	—	(13,281)	12,834	1,141

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	6,142	—	(8,386)	21,193	(6,665)

Equity in earnings of subsidiaries	—	(11,416)	16,589	(5,173)	—

Discontinued operations
Net income from discontinued operations, net of tax	2,061	—	—	1,979	82
Loss on sale of discontinued operations, net of tax	(16,877)	—	(16,877)	—	—

	(14,816)	—	(16,877)	1,979	82

Net (loss) income	$(8,674)	$(11,416)	$(8,674)	$17,999	$(6,583)

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Condensed Income Statement
Year Ended December 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$812,703	$(13,561)	$—	$760,605	$65,659
Cost of sales	657,912	(13,561)	—	615,819	55,654

Gross profit	154,791	—	—	144,786	10,005

Operating expenses
Selling and warehousing	57,266	—	—	53,197	4,069
General and administrative	37,956	—	13,392	16,488	8,076
Amortization of acquired intangible assets	5,888	—	—	5,888	—
Asset impairments and other costs	21,530	—	7,396	8,634	5,500

Operating income (loss)	32,151	—	(20,788)	60,579	(7,640)

Other income (expense)
Interest expense, net	(36,090)	—	(36,548)	475	(17)
Intercompany interest	—	—	38,434	(36,268)	(2,166)
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(1,124)	—	(19)	(301)	(804)

Income (loss) before income taxes	(7,063)	—	(20,921)	24,485	(10,627)
Income tax expense (benefit)	511	—	(4,625)	7,792	(2,656)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	(7,574)	—	(16,296)	16,693	(7,971)

Equity in earnings of subsidiaries	—	(2,371)	11,768	(9,397)	—

Discontinued operations
Net income from discontinued operations, net of tax	3,046	—	—	1,218	1,828

Net (loss) income	$(4,528)	$(2,371)	$(4,528)	$8,514	$(6,143)

United Components, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Condensed Income Statement
Year Ended December 31, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$834,317	$(14,677)	$—	$782,720	$66,274
Cost of sales	653,112	(14,677)	—	613,720	54,069

Gross profit	181,205	—	—	169,000	12,205

Operating expenses
Selling and warehousing	56,976	—	—	53,065	3,911
General and administrative	34,574	—	9,758	17,817	6,999
Amortization of acquired intangible assets	6,834	—	—	6,834	—

Operating income (loss)	82,821	—	(9,758)	91,284	1,295

Other income (expense)
Interest expense, net	(35,858)	—	(36,190)	384	(52)
Intercompany interest	—	—	38,301	(35,754)	(2,547)
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(70)	—	(120)	420	(370)

Income (loss) before income taxes	44,893	—	(9,767)	56,334	(1,674)
Income tax expense (benefit)	17,801	—	(3,972)	22,987	(1,214)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	27,092	—	(5,795)	33,347	(460)

Equity in earnings of subsidiaries	—	(34,172)	36,624	(2,452)	—

Discontinued operations
Net income from discontinued operations, net of tax	3,737	—	—	2,790	947

Net income (loss)	$30,829	$(34,172)	$30,829	$33,685	$487

United Components, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$73,903	$—	$50,478	$14,729	$8,696

Cash flows from investing activities of continuing operations:

Purchase price of the ASC acquisition, net of cash acquired	(123,634)	—	(123,634)	—	—
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	65,177	—	65,177	—	—
Capital expenditures	(22,846)	—	(2,419)	(18,436)	(1,991)
Proceeds from sale of property, plant and equipment	1,611	—	—	1,108	503

Net cash used in investing activities of continuing operations	(79,692)	—	(60,876)	(17,328)	(1,488)

Cash flows from financing activities of continuing operations:

Issuance of debt	113,000	—	113,000	—	—
Financing fees	(3,636)	—	(3,636)	—	—
Debt repayments	(66,853)	—	(65,000)	—	(1,853)
Dividends	—	—	3,007	—	(3,007)
Dividend paid to UCI Holdco, Inc.	(35,305)	—	(35,305)	—	—
Shareholder’s equity contributions	8,515	—	8,515	—	—

Net cash provided by (used in) financing activities of continuing operations	15,721	—	20,581	—	(4,860)

Discontinued operations:
Net cash provided by operating activities of discontinued operations	(1,472)	—	—	369	(1,841)
Net cash used in investing activities of discontinued operations	(2,864)	—	—	(844)	(2,020)
Effect of exchange rate changes on cash of discontinued operations	(341)	—	—	—	(341)

Effect of exchange rate changes on cash	86	—	—	—	86

Net increase in cash and cash equivalents	5,341	—	10,183	(3,074)	(1,768)
Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Cash and cash equivalents at end of year	$31,523	$—	$30,212	$(1,767)	$3,078

United Components, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$57,076	$—	$42,735	$13,644	$697

Cash flows from investing activities of continuing operations:
Capital expenditures	(26,653)	—	(11,638)	(13,760)	(1,255)
Proceeds from sale of property, plant and equipment	179	—	—	72	107

Net cash used in investing activities of continuing operations	(26,474)	—	(11,638)	(13,688)	(1,148)

Cash flows from financing activities of continuing operations:
Debt repayments	(16,254)	—	(15,500)	—	(754)
Shareholder’s equity contributions	516	—	516	—	—

Net cash used in financing activities of continuing operations	(15,738)	—	(14,984)	—	(754)

Discontinued operations:
Net cash provided by operating activities of discontinued operations	5,743	—	—	785	4,958
Net cash used in investing activities of discontinued operations	(5,343)	—	—	(1,548)	(3,795)
Effect of exchange rate changes on cash of discontinued operations	(321)	—	—	—	(321)

Effect of exchange rate changes on cash	(52)	—	—	—	(52)

Net increase (decrease) in cash and cash equivalents	14,891	—	16,113	(807)	(415)

Cash and cash equivalents at beginning of year	11,291	—	3,916	2,114	5,261

Cash and cash equivalents at end of year	26,182		20,029	1,307	4,846
Less cash and cash equivalents of discontinued operations at end of year	2,418	—	—	—	2,418

Cash and cash equivalents at end of year of continuing operations	$23,764	$—	$20,029	$1,307	$2,428

United Components, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2004
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$65,447	$—	$44,103	$18,415	$2,929

Cash flows from investing activities of continuing operations:
Capital expenditures	(38,664)	—	(9,381)	(27,071)	(2,212)
Proceeds from sale of property, plant and equipment	1,794	—	—	1,621	173
Final payment for 2003 acquisition	(8,000)	—	(8,000)	—	—

Net cash used in investing activities of continuing operations	(44,870)	—	(17,381)	(25,450)	(2,039)

Cash flows from financing activities of continuing operations:
Issuance of debt	967	—	500	—	467
Debt repayments	(65,688)	—	(65,000)	—	(688)
Shareholder’s equity contributions	1,735	—	1,735	—	—
Dividends	—	—	6,795	—	(6,795)

Net cash used in financing activities of continuing operations	(62,986)	—	(55,970)	—	(7,016)

Discontinued operations:
Net cash provided by operating activities of discontinued operations	12,918	—	—	7,038	5,880
Net cash used in investing activities of discontinued operations	(5,934)	—	—	(2,337)	(3,597)
Effect of exchange rate changes on cash of discontinued operations	328	—	—	—	328

Effect of exchange rate changes on cash	258	—	—	—	258

Net decrease in cash and cash equivalents	(34,839)	—	(29,248)	(2,334)	(3,257)

Cash and cash equivalents at beginning of year	46,130	—	33,164	4,448	8,518

Cash and cash equivalents at end of year	11,291	—	3,916	2,114	5,261
Less cash and cash equivalents of discontinued operations at end of year	3,018	—	—	—	3,018

Cash and cash equivalents at end of year of continuing operations	$8,273	$—	$3,916	$2,114	$2,243

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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position
David L. Squier	61	Chairman of the Board
Bruce M. Zorich	53	Chief Executive Officer, Director
Charles T. Dickson	52	Chief Financial Officer, Executive Vice President, Director
Ian I. Fujiyama	34	Director
Paul R. Lederer	67	Director
Gregory S. Ledford	49	Director
Raymond A. Ranelli	59	Director
John C. Ritter	59	Director
Martin Sumner	33	Director
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
     Ian I. Fujiyama has been a member of the Board since 2003. Mr. Fujiyama is a Managing Director with Carlyle, which he joined in 1997. During his tenure at Carlyle, Mr. Fujiyama spent two years in Hong Kong and Seoul working for Carlyle’s Asia buyout fund, Carlyle Asia Partners. Prior to joining Carlyle, Mr. Fujiyama was an Associate at Donaldson Lufkin and Jenrette Securities Corp. from 1994 to 1997.
     Paul R. Lederer has been a member of the Board since 2003. Mr. Lederer has been formally retired the past five years with the exception of serving on the Boards of Directors of several public companies, acting as a consultant to Carlyle and serving on the Advisory Boards of TurtleWax, Inc., Richco, Inc. and Icarz, Inc. Mr. Lederer currently sits on the Boards of Directors of O’Reilly Automotive, Inc., R&B Inc., Proliance International and MAXIMUS, Inc.
     Gregory S. Ledford has been a member of the Board since September 2006. Mr. Ledford is a Managing Director with Carlyle. Mr. Ledford joined Carlyle in 1988 and is currently head of the Automotive and Transportation group. Prior to joining Carlyle, Mr. Ledford was Director of Capital Leasing for MCI Telecommunications, where he was responsible for more than $1 billion of leveraged lease financing. From 1991 to 1997, he was Chairman and CEO of The Reilly Corp., a former portfolio company that was successfully sold in September 1997. Mr. Ledford is also a member of the Board of Directors of The Hertz Corporation and AxleTech International.
     Raymond A. Ranelli has been a member of the Board since 2004. Mr. Ranelli retired from PricewaterhouseCoopers, where he was a partner for over 25 years, in 2003. Mr. Ranelli held several positions at PricewaterhouseCoopers, including Vice Chairman and Global Leader of the Financing Advisory Services practice. Mr. Ranelli is also a director of Ameripath Inc., Centennial Communications Corp. and Hawaiian Telecom Communications, Inc.
     John C. Ritter has been a member of the Board since 2003. Mr. Ritter served as President and a director of Raser Technologies, Inc. from February 2004 to October 2005. From April 2003 to September 2003, Mr. Ritter was our Chief Financial Officer. From July 2000 to December 2002, Mr. Ritter held the position of Senior Vice President and CFO of Alcoa Industrial Components. Mr. Ritter held the position of Senior Vice President and CFO for Howmet Corporation from 1996 through 2000.
     Martin Sumner has been a member of the Board since December 2006. Mr. Sumner is a Vice President with Carlyle, which he joined in 2003. During his tenure at Carlyle, he served as a Senior Associate from 2003 to 2005. Prior to joining Carlyle, Mr. Sumner worked as an Associate at Thayer Capital Partners from 1999 to 2001 and an Associate at Mercer Management Consulting from 1996 to 1999.
Board Committees
     Our Board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the Board of Directors and four standing committees: the Audit Committee, Executive Committee, the Compensation Committee and Investment Committee. The Audit Committee consists of Messrs. Ranelli (chair), Ritter and Fujiyama. The Board has determined that Messrs. Ranelli and Ritter are the Audit Committee financial experts and that Messrs. Ranelli and Ritter are independent for purposes of the Audit Committee. The Executive Committee consists of Messrs. Squier, Zorich and Fujiyama. The Compensation Committee consists of Messrs. Squier, Lederer and Fujiyama. Mr. Dickson is the sole member of the Investment Committee. In addition, from time to time, other committees may be established under the direction of the Board when necessary to address specific issues.

Code of Ethics
     The Company has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Request should be made in writing to Karl Van Mill at United Components, Inc., 14601 Highway 41 North, Evansville, Indiana 47725.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Objectives
     For both of our named executive officers, or NEOs, compensation is intended to be performance-based. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.
     In establishing compensation for executive officers, the following are the Compensation Committee’s objectives:
•	Attract and retain individuals of superior ability and managerial talent;

•	Ensure senior officer compensation is aligned with the Company’s corporate strategies, business objectives and the long-term interests of the Company’s stockholders;

•	Increase the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

•	Enhance the officers’ incentive to maximize stockholder value, as well as promote retention of key people, by providing a portion of total compensation opportunities for senior management in the form of direct ownership in the Company through stock options.
     The Company’s overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with the Company’s success and their contribution to that success. The Company believes compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to factors that directly and indirectly influence stockholder value. Accordingly, the Company sets goals designed to link each NEO’s compensation to the Company’s performance and their own performance within the Company. Consistent with our performance-based philosophy, the Company provides a base salary to our executive officers and includes a significant incentive based component. For the Company’s senior executive management team, comprised of the Chief Executive Officer and Chief Financial Officer, the Company reserves the largest potential compensation awards for its performance-based bonus program. This program provides annual cash awards based on the financial performance of the Company.
Determination of Compensation Awards
     The Compensation Committee is provided with the primary authority to determine and recommend the compensation awards available to the Company’s executive officers. Consistent with prior years, an independent compensation consultant was retained by the Compensation Committee to assist it in the determination of the key elements of the compensation programs. The compensation consultant engaged by the Compensation Committee is an independent consultant specializing in compensation matters for manufacturing companies. Both the Compensation Committee and the compensation consultant evaluated competitive practices and the amounts and nature of compensation paid to executive officers of similarly sized manufacturing companies in determining the amount of executive compensation.
     The Company’s executive compensation package for the NEOs consists of a fixed base salary and a variable cash incentive award, combined with a one-time equity-based incentive award granted at the commencement of employment. The variable annual cash incentive award and the equity-based award are designed to ensure that total compensation reflects the overall success or failure of the Company and to motivate executive officers to meet appropriate performance measures, thereby maximizing total return to stockholders.

     To aid the Compensation Committee in making its determination, the CEO provides recommendations annually to the Compensation Committee regarding the compensation of all officers, excluding himself. The performance of our senior executive management team is reviewed annually by the Compensation Committee.
     Within its performance-based compensation program, the Company aims to compensate the NEOs in a manner that is tax effective for the Company. Section 162(m) of the Code imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the Company’s NEOs listed in the summary compensation table below. The $1 million limitation does not apply to compensation that qualifies as performance-based compensation under Section 162(m) of the Code. The annual performance-based cash compensation and the discretionary long term equity incentive awards are designed to qualify as performance-based compensation under Section 162(m) of the Code. In practice, all of the annual and long-term compensation delivered by the Company is tax-qualified under Section 162(m) of the Internal Revenue Code, as amended.
     The Company has no policy with respect to requiring officers and directors to own stock of UCI Holdco.
Compensation Benchmarking and Peer Group
     As discussed above, the Company sets base salary structures and annual incentive targets around the median of a peer group of comparably sized manufacturing companies. This approach ensures that our cost structures will allow us to remain competitive in our markets. At least every other year we survey the compensation practices of a peer group of companies in the United States to assess our competitiveness.
     For 2006, we targeted the aggregate value of our total compensation at approximately the median level for our peer group for most executive officer positions. However, we strongly believe in retaining the best talent among our senior executive management team. To retain and motivate these key individuals, the Compensation Committee may determine that it is in the best interests of the Company to negotiate total compensation packages with the Company’s senior executive management that may deviate from the general principle of targeting total compensation at the median level for our peer group. Actual pay for each NEO is determined around this structure, driven by the performance of the executive over time, as well as the annual performance of the Company. Using this methodology, the compensation for our senior executive management team was above the 50th percentile of our peer group.
     The Company’s approach to benchmarking is two-fold. In setting annual cash compensation, the Company aims to provide market compensation that approximates the median annual cash compensation of executive officers performing similar job functions at companies in the peer group. To determine that level of compensation, the Company at least semi-annually reviews salary surveys of the Peer Group and actual salary amounts provided in peer group proxy statements. Our review indicates that we are providing annual cash compensation based on the median of the peer group, and the Company believes the design of base and incentive annual cash compensation appropriately provides market compensation to the Company’s executive officers. Overall, our independent compensation consultant determined that our compensation programs, as structured, are at market relative to our peer group.
Base Compensation
     The Company provides its NEOs with a base salary that is structured around the median of the peer group. In setting base salaries for the Company’s executive officers, the Compensation Committee reviewed data from independently conducted compensation surveys using the peer group as well as actual salaries reported in the proxy statements of peer group companies. While base salaries are not considered by the IRS to constitute performance-based compensation, in addition to market positioning, each year the Company determines base salary increases based upon the performance of the executive officers as assessed by the Compensation Committee, and for executive officers other than the CEO, by the CEO. No formulaic base salary increases are provided to the NEOs.
Performance-Based Compensation
     Annual Performance-Based Cash Compensation
     The Company structures its compensation programs to reward executive officers based on the Company’s performance and the individual executive’s contribution to that performance. This allows executive officers to receive bonus compensation in the event certain specified corporate and individual performance measures are achieved. In determining the compensation awarded to each executive officer based on performance, the Company evaluates the Company’s and executive’s performance in a number of areas.
     The annual bonus program consists of an annual cash award based upon the Company’s achievement of adjusted EBITDA and operating cash flow targets.
     Under the terms of the plan, results of at least 90% of the target performance level for any performance criteria must be achieved in order to earn the portion of the award based on that criteria. Achievement of 90% of the target performance level results in an award of 50% of the targeted award. Achievement of 110% of the target performance level results in an award of 150% of the targeted award. Once the achievement of targets has been determined, the Compensation Committee considers the achievement of personal objectives for each officer, and may adjust the amount of award paid upward or downward based upon the achievement of those objectives. In addition, incentive amounts to be paid under the performance-based programs may be adjusted by the Compensation Committee to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Compensation Committee does not consider the effect of such events indicative of Company performance. Payments under each of the programs are contingent upon continued employment, though pro rata bonus payments will be paid in the event of death or disability based on actual performance at the date relative to the targeted performance measures for each program.
     For 2006, the Company achieved 96.3% of the adjusted EBITDA performance target (which carried a 60% weighting) and 129% of the operating cash flow performance target (which carried a 40% weighting). Accordingly, before factoring in the achievement of personal objectives, the executive officers achieved 109% of the target award. The Chief Executive Officer’s target award under the plan is 75% of his base salary, and the Chief Financial Officer’s target award under the plan is 50% of his base salary. Based on the criteria discussed above, for 2006 the Chief Executive Officer and Chief Financial Officer were awarded $350,000 and $225,000, respectively.
     The Compensation Committee believes that the payment of the annual cash incentive bonus provides incentives necessary to retain executive officers and reward them for short-term company performance.
Discretionary Long-Term Equity Incentive Awards
     The Company’s executive officers, along with other key Company employees, are granted stock options at the commencement of their employment with the Company, and are eligible to receive additional awards of stock options at the discretion of the Compensation Committee.
     Guidelines for the number of stock options granted to each executive officer are determined using a procedure approved by the Compensation Committee based upon several factors, including the executive officer’s position and salary level and the value of the stock option at the time of grant.
     Stock option grants are tied to vesting requirements and are designed to not only compensate but to also motivate and retain the recipients by providing an opportunity for the recipients to participate in the ownership of the Company. The stock option grants to members of the senior management team also promote the Company’s long-term objectives by aligning the interests of the executives with the interests of the Company’s stockholders.
     Stock options granted under the stock option plan generally have an eight-year vesting schedule in order to provide an incentive for continued employment and generally expire ten years from the date of the grant. 50% of each option is subject to vesting in five equal installments over the first five years of the officer’s employment. The remaining 50% of each option vests at the end of eight years from the grant date, but may be accelerated upon the achievement of certain targets in EBITDA and free cash flow. The exercise price of options granted under the stock plans is 100% of the fair market value of the underlying stock on the date of grant.
Defined Contribution Plans
     The Company has a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”) to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer up to 50% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company currently makes matching contributions to the 401(k) Plan in an amount equal to fifty cents for each dollar of participant contributions, up to a maximum of five percent of the participant’s annual salary and subject to certain other limits. Plan participants vest in the amounts contributed by the Company following three years of participation in the plan as an employee. Employees of the Company are eligible to participate in the 401(k) Plan immediately upon commencing employment with the Company.
     The 401(k) Plan is offered on a nondiscriminatory basis to all employees of the Company who meet the eligibility requirements. The matching contributions provided by the Company assist the Company with attracting and retaining talented executives. The 401(k) Plan provides an opportunity for participants to save money for retirement on a tax-qualified basis and to achieve financial security, thereby promoting retention.
Defined Benefit Plans
     Our NEOs participate in the Champion Laboratories, Inc. Pension Plan. Annual retirement benefits under the plan accrue at a rate of 1.5% of the first $200,000 of gross wages for each year of service up to 30 years of service. Benefits are payable as a life annuity for the participant. If elected, joint & survivor and 10 year guaranteed options are available at reduced benefit levels. The full retirement benefit is payable to participants who retire on or after the social security retirement age, and a reduced early retirement benefit is available to participants who retire on or after age 55. No offsets are made for the value of any social security benefits earned.
     Similar to the 401(k) Plan, this defined benefit plan is a nondiscriminatory tax-qualified retirement plan that provides participants with an opportunity to earn retirement benefits and provides for financial security. Offering these benefits is an additional means for the Company to attract and retain well-qualified executives.
Severance Arrangements/Employment Agreements
     Each of our NEOs has an employment agreement which provides for severance benefits upon termination of employment. Mr. Zorich’s employment agreement, effective as of April 18, 2003, had an original three-year term and is extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. Mr. Dickson’s employment agreement, effective as of September 2, 2003, had an original three-year term and is extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods. The employment agreement for each NEO provides that upon termination of his employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of the NEO’s employment either by us without cause (or for Mr. Zorich, due to nonextension of the term by us) or by the NEO for good reason, he is entitled to receive his stated annual base salary paid in monthly installments for 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period (but for Mr. Zorich, not with respect to a termination due to nonextension of the term by us), continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of the NEO’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by the compensation committee of UCI Holdco. Any unvested options held by the NEO under the Company’s stock option plan will expire as of the date of the NEO’s termination of employment.
Other Elements of Compensation and Perquisites
     Medical Insurance. The Company, at its sole cost, provides to each NEO, the NEO’s spouse and children such health, dental and optical insurance as the Company may from time to time make available to its other executives of the same level of employment.
     Life and Disability Insurance. The Company provides each NEO such disability and/or life insurance as the Company in its sole discretion may from time to time make available to its other executive employees of the same level of employment.

Policies with Respect to Equity Compensation Awards
     The Company grants all equity incentive awards based on the fair market value as of the date of grant. The Company does not have a policy of granting equity-based awards at other than the fair market value. The fair market value is determined in good faith by the Board of Directors, with analyses prepared by independent valuation experts, as deemed appropriate.
SUMMARY COMPENSATION TABLE

			Non-
			Equity
			Incentive
			Plan	Change in	All Other
Name and Principal			Compen-	Pension	Compen-
Position	Year	Salary	sation	Value	sation(1)	Total
Bruce M. Zorich	2006	$420,000	$350,000	$20,000	$7,752	$797,752
President and Chief
Executive Officer

Charles T. Dickson	2006	367,500	225,000	18,294	7,452	618,246
Chief Financial
Officer and Executive
Vice President

(1)	Includes Company matching funds under the Company’s 401(k) plan and Company-paid life insurance premiums.
GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non-Equity
	Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
Bruce M. Zorich(1)	$147,000	$294,000	$441,000
Charles T. Dickson(2)	91,875	183,750	275,625

(1)	Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2006 plan year was $350,000. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

(2)	Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2006 plan year was $225,000. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Options Award

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options –	Options –	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Bruce M. Zorich	19,500 (1)	38,278 (2)	$100	11/21/2013
Charles T. Dickson	14,175 (3)	27,825 (4)	$100	11/21/2013

(1)	Of the 19,500 shares underlying the exercisable portion of the option, 5,056 became exercisable on December 31, 2003, 5,055 became exercisable on December 31, 2004, 3,611 became exercisable on December 31, 2005 and 5,778 became exercisable on December 31, 2006.

(2)	Of the 38,278 shares underlying the unexercisable portion of the option, 2,889 will become exercisable on December 31, 2007, 6,500 will become exercisable on November 20, 2011 (although the exercisability may be accelerated to December 31, 2007 upon the achievement of certain financial targets), and 28,889 may become exercisable upon the achievement of certain financial targets for the years 2003 through 2007 (which targets have not been achieved through December 31, 2006).

(3)	Of the 14,175 shares underlying the exercisable portion of the option, 3,675 became exercisable on December 31, 2003, 3,675 became exercisable on December 31, 2004, 2,625 became exercisable on December 31, 2005 and 4,200 became exercisable on December 31, 2006.

(4)	Of the 27,825 shares underlying the unexercisable portion of the option, 2,100 will become exercisable on December 31, 2007, 4,725 will become exercisable on November 20, 2011 (although the exercisability may be accelerated to December 31, 2007 upon the achievement of certain financial targets), and 21,000 may become exercisable upon the achievement of certain financial targets for the years 2003 through 2007 (which targets have not been achieved through December 31, 2006).
PENSION BENEFITS

		Number of	Present Value
		Years	of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefit	Fiscal Year
Bruce M. Zorich	Champion Laboratories	4	$67,856	$0
	Inc. Pension Plan

Charles T. Dickson	Champion Laboratories	3	53,941	0
	Inc. Pension Plan
     Our named executive officers are eligible to participate in the Champion Laboratories Inc. Pension Plan offered by us as described below. The following table shows the estimated annual pension benefit under the pension plan for the specified compensation and years of service.

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
     As of December 31, 2005, Bruce M. Zorich and Charles T. Dickson had earned four years and three years, respectively, of credited service under the pension plan.
     For information with respect to the valuation methods and material assumptions applied in quantifying the present value of the accrued benefits under the pension plan, see Note 16 to the financial statements of the Company contained in this Form 10-K.
Potential payments upon termination or change-in-control
     Each of our NEOs has an employment agreement which provides for severance benefits upon termination of employment. The employment agreement for each NEO provides that upon termination of his employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of the NEO’s employment either by us without cause (or for Mr. Zorich, due to nonextension of the term by us),or by the NEO for good reason, he is entitled to an amount equal to his stated annual base salary for 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period (but for Mr. Zorich, not with respect to a termination due to nonextension of the term), continued coverage under all of our group health benefit plans in which the executive and any of the executive’s dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of the NEO’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by the compensation committee of UCI Holdco. The NEOs’ employment agreements provide that they are subject to noncompetition and nonsolicitation restrictive covenants for twelve months following termination of employment (following any termination for Mr. Zorich and following a termination without cause or for good reason for Mr. Dickson. The NEOs’ employment agreements do not provide for any payments or other benefits upon a change in control of the Company.
     Assuming that Mr. Zorich’s employment had been terminated by us without cause or by Mr. Zorich with good reason effective December 31, 2006, he would have been entitled to the following severance benefits: salary continuation, $420,000; bonus, $294,000; group health benefits, $13,121. Assuming that Mr. Dickson’s employment had been terminated by us without cause or by Mr. Dickson with good reason effective December 31, 2006, he would have been entitled to the following severance benefits: salary continuation, $367,500; bonus, $183,750; group health benefits, $13,121. The health benefits were calculated using an estimate of the cost to the Company of such health coverage based upon past experience.
     Under the agreement covering each NEO’s stock option, in the event of a change in control of the Company in which the acquirer did not assume or replace the NEO’s option, the exercisability of certain shares underlying the option would be accelerated and the exercisability of certain shares underlying the option may be accelerated if specified financial goals are met. Assuming a change in control of the Company occurred effective December 31, 2006, based on the estimated fair market value of $118.63 per share of the Company’s common stock on that date, the value of the acceleration of Mr. Zorich’s unvested outstanding options (determined by multiplying the fair market value on December 31, 2006, minus the exercise price, by the number of shares subject to the option that would receive accelerated vesting), would be $53,822, and the value of the acceleration of Mr. Dickson’s unvested options (based on the same method of calculation), would be $39,123.
DIRECTOR COMPENSATION
     Directors who are employees of the Company or Carlyle receive no additional compensation for serving on the board or its committees. Mr. Squier, chairman of the Board, receives a cash retainer of $60,000 per year; Mr. Ranelli, Chairman of our Audit Committee, receives a cash retainer of $55,000 per year; and the other directors not employed by Carlyle or the Company, John Ritter and Paul Lederer, receive a cash retainer of $45,000 per year. Each of Messrs. Squier, Ranelli, Ritter and Lederer is also granted, in December of each year he continues in service as a director, an option to purchase 500 shares of the common stock of UCI Holdco, to become exercisable 20% per year over five years.
     In 2006, we provided the following annual compensation to directors who are not employees of the Company or Carlyle:

	Fees earned if
Name	paid in cash	Option awards(1)		Total
David L. Squier	$60,000	$32,460	(2)	$92,460
Paul R. Lederer	45,000	30,113	(3)	75,113
Raymond A. Ranelli	55,000	32,001	(4)	87,001
John C. Ritter	45,000	30,113	(5)	75,113

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006.

(2)	As of December 31, 2006, Mr. Squier held options with respect to 2,500 shares of common stock: 1,000 granted on December 9, 2003 with a grant date fair value of $52,170; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted On December 14, 2005 with a grant date fair value of $26,755; and 500 granted on December 15, 2006 with a grant date fair value of $36,441.

(3)	As of December 31, 2006, Mr. Lederer held options with respect to 2,000 shares of common stock: 500 granted on December 9, 2003 with a grant date fair value of $26,085; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; and 500 granted on December 15, 2006 with a grant date fair value of $36,441.

(4)	As of December 31, 2006, Mr. Ranelli held options with respect to 2,000 shares of common stock: 1,000 granted on June 30, 2004 with a grant date fair value of $54,300; 500 granted On December 14, 2005 with a grant date fair value of $26,755; and 500 granted on December 15, 2006 with a grant date fair value of $36,441.

(5)	As of December 31, 2006, Mr. Ritter held options with respect to 2,000 shares of common stock: 500 granted on December 9, 2003 with a grant date fair value of $26,085; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; and 500 granted on December 15, 2006 with a grant date fair value of $36,441.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     United Components, Inc. has 1,000 shares of common stock outstanding, all of which is owned by our indirect parent, UCI Holdco, Inc. Certain affiliates of Carlyle own approximately 95.6% of UCI Holdco’s common stock while the remainder is owned by members of our Board of Directors, Bruce M. Zorich, our President and Chief Executive Officer, Charles T. Dickson, our Chief Financial Officer, and other employees of the Company. UCI Holdco has 2,721,470 shares of common stock outstanding.

     The following table sets forth information with respect to the beneficial ownership of UCI Holdco’s common stock as of the date of this report by:
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
Beneficial Ownership of UCI Holdco, Inc.

		Percentage of
	Number of	Outstanding
Name of Beneficial Owner	Shares	Capital Stock
TCG Holdings, L.L.C.(1)	2,600,500	95.6%
Bruce M. Zorich(2)	22,500	*
Charles T. Dickson(3)	16,675	*
David L. Squier(4)	2,400	*
Ian I. Fujiyama	1,500	*
Paul R. Lederer(5)	1,400	*
Gregory S. Ledford	0	0
Raymond A. Ranelli(6)	2,000	*
John C. Ritter(7)	4,000	*
Martin Sumner	0	0
All executive officers and directors as a group (9 persons)	50,475	1.8%

*	Denotes less than 1.0% of beneficial ownership.

(1)	Carlyle Partners III, L.P., a Delaware limited partnership, and CP III Coinvestment, L.P., a Delaware limited partnership (the “Investment Partnerships”), both of which are affiliates of Carlyle, own approximately 95.6% of the outstanding common stock of UCI Holdco, Inc. TC Group, L.L.C. exercises investment discretion and control over the shares held by the Investment Partnerships indirectly through its subsidiary TC Group III, L.P., which is the sole general partner of the Investment Partnerships. TCG Holdings, L.L.C. a Delaware limited liability company, is the sole managing member of TC Group, L.L.C., and its address is c/o The Carlyle Group, 1001 Pennsylvania Ave. N.W., Suite 220S, Washington, D.C. 20004.

(2)	Includes 3,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Zorich and the right to acquire up to 19,500 additional shares.

(3)	Includes 2,500 shares in UCI Holdco, Inc. beneficially owned by Mr. Dickson and the right to acquire up to 14,175 additional shares.

(4)	Includes 1,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Squier and the right to acquire up to 1,400 additional shares.

(5)	Includes 400 shares in UCI Holdco, Inc. beneficially owned by Mr. Lederer and the right to acquire up to 1,000 additional shares.

(6)	Includes 1,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Ranelli and the right to acquire up to 1,000 additional shares.

(7)	Includes 3,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Ritter and the right to acquire up to 1,000 additional shares.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Carlyle Management Agreement
     In connection with the Acquisition, we entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to us and our subsidiaries. Pursuant to this agreement, we pay an annual management fee to Carlyle of $2.0 million and annual out-of-pocket expenses, we paid a one-time transaction fee to Carlyle of $2.5 million upon the consummation of the ASC Acquisition, and we may pay Carlyle additional fees associated with financial advisory and other future transactions. Carlyle also received a one-time transaction fee of $10.0 million upon consummation of the Acquisition. The agreement also provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than ten percent of our equity interests or when we and Carlyle mutually agree to terminate the agreement.
Stockholders Agreement
     On May 25, 2006, we and certain of our executive officers and affiliates of Carlyle who are holders of our common stock entered into a stockholders agreement that:
•	imposes restrictions on their transfer of shares;

•	requires those stockholders to take certain actions upon the approval by stockholders party to the agreement holding a majority of the shares held by those stockholders in connection with a sale of the company; and

•	grants our principal stockholders the right to require other stockholders to participate pro rata in connection with a sale of shares by our principal stockholder.
     The stockholder agreement will terminate upon the sale or disposition of all or substantially all of our assets or upon the execution of a resolution of our board of directors terminating the agreement.
Employment Agreements
     In connection with the Acquisition, we entered into employment agreements with certain of our named executive officers as described in “Compensation Discussion and Analysis — Severance Arrangement/Employment Agreements.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees billed by Grant Thornton LLP and other member firms of Grant Thornton International in 2006 and 2005 were:
Audit Fees — Audit fees billed in 2006 and 2005, were $2,286,443 and $1,386,379, respectively.
Audit-Related Fees — In 2006 and 2005, the Company had audit-related fees of $287,465 and $219,750, respectively. These fees were for audits of Company-sponsored pension plans, and procedures with respect to the ASC Acquisition.
Tax Fees — Billings for tax services were $0 and $13,497 in 2006 and 2005, respectively. The services were primarily for the preparation of a foreign subsidiary tax return in 2005.

All Other Fees — There were no other fees billed in 2006 and 2005.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements.
     The Company’s consolidated financial statements included in Item 8 hereof are for the year ended December 31, 2006 and 2005, and for the three years ending December 31, 2006. Such financial statements consist of the following:
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of United Components, Inc. and subsidiaries:
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of United Components, Inc. and subsidiaries referred to in our report dated March 30, 2007, which is included in Part II on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II of United Components, Inc. and subsidiaries for the three years ended December 31, 2006 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/GRANT THORNTON LLP

Cincinnati, Ohio
March 30, 2007

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to			Balance at
Description	Beginning of Year	Income	Deductions	Other (a)	End of Year
	(In millions)
Year ended December 31, 2006
Allowance for excess and obsolete inventory	$17.2	$7.6	$(6.5)	$1.4	$19.7
Valuation allowance for deferred tax assets	2.3	0.8	—	—	3.1

Year ended December 31, 2005
Allowance for excess and obsolete inventory	15.4	3.5	(1.7)	—	17.2
Valuation allowance for deferred tax assets	1.3	1.0	—	—	2.3

Year ended December 31, 2004
Allowance for excess and obsolete inventory	14.7	3.9	(3.2)	—	15.4
Valuation allowance for deferred tax assets	—	1.3	—	—	1.3

(a)	Balance acquired in connection with the May 25, 2006 acquisition of ASC Industries.

     (a)(3) Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1	Stock Purchase Agreement by and among United Components, Inc., ACAS Acquisitions (ASC), Inc. and the Sellers named herein, dated as of March 8, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on form 10-K filed March 31, 2006).

2.2	Asset Purchase Agreement by and among United Components, Inc., Neapco Inc. and Neapco, LLC, dated as of June 30, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on Form 8-K filed July 6, 2006).

2.3	Asset Purchase Agreement by and among Pioneer Inc. Automotive Products, United Components, Inc. and Pioneer, Inc., dated as of June 30, 2006 (incorporated by reference to Exhibit 2.2 to United Components’ Report on Form 8-K filed July 6, 2006).

2.4	Stock Purchase Agreement by and among Truck-Lite Co. Limited, Truck-Lite Co., Inc., UIS Industries Limited and United Components, Inc., dated as of November 30, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on Form 8-K filed December 6, 2006).

3.1	Amended and Restated Certificate of Incorporation of United Components, Inc., filed April 29, 2003 (incorporated by reference to Exhibit 3.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

3.2	Bylaws of United Components, Inc. (incorporated by reference to Exhibit 3.14 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

4.1	Senior Subordinated Note Indenture with respect to the 9 3/8% Senior Subordinated Notes due 2013, between United Components, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of June 20, 2003. (incorporated by reference to Exhibit 4.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

4.2	Form of 9 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).

4.3	Registration Rights Agreement among United Components, Inc., each of the Subsidiary Guarantors listed on Schedule A thereto, Lehman Brothers Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated and Credit Lyonnais Securities (USA)Inc. dated as of June 20, 2003 (incorporated by reference to Exhibit 4.3 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

4.4	Purchase Agreement between United Components, Inc. and the initial purchasers named in Schedule I thereto, dated June 6, 2003 (incorporated by reference to Exhibit 4.4 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

10.1	Credit Agreement, dated as of June 20, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

10.2	Guarantee and Collateral Agreement, dated as of June 20, 2003, among UCI Acquisition Holdings, Inc., United Components, Inc. and certain subsidiaries of United Components, Inc., for the benefit of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

Exhibit
No.	Description of Exhibit
10.3	Management Agreement among United Components, Inc. and TC Group, L.L.C. dated June 20, 2003 (incorporated by reference to Exhibit 10.3 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.4	Employment Agreement Term Sheet between United Components, Inc. and John Ritter effective as of April 25, 2003, as amended (incorporated by reference to Exhibit 10.4 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.5	Employment Agreement between United Aftermarket, Inc. and Bruce Zorich dated as of April 18, 2003, as amended (incorporated by reference to Exhibit 10.5 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.6	Stock Option Plan of UCI Acquisition Holdings, Inc. (incorporated by reference to Exhibit 10.6 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.7	Fourth Amended and Restated Champion Laboratories Pension Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.7 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.8	Employment Agreement among United Components, Inc., Champion Laboratories, Inc. and Charlie Dickson, effective as of September 2, 2003 (incorporated by reference to Exhibit 10.8 to United Components’ Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107219) filed October 7, 2003).

10.9	First Amendment to Credit Agreement dated as of December 22, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.9 to United Components’ Report on Form 10-K filed March 30, 2004).

*10.10	Amended and Restated Stock Option Plan of UCI Holdco, Inc., effective as of May 25, 2006.

*10.11	UCI Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to United Components’ Report on Form 10-K filed March 30, 2004).

*10.12	Amended and Restated Credit Agreement, dated May 25, 2006, among United Components, Inc., as borrower, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as joint advisors, joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A. and General Electric Capital Corporation, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and the several banks and other financial institutions or entities from time to time parties to the agreement (incorporated by reference to Exhibit 10.12 to United Components’ Report on Form 8-K filed May 31, 2006).

21.1	List of Subsidiaries.

*	Management contract or compensatory plan or arrangement.
     (c) Exhibits

Exhibit 10.10	Amended and Restated Stock Option Plan of UCI Holdco, Inc., effective as of May 25, 2006.

Exhibit 21.1	List of Subsidiaries

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32.1*	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

By:	/s/ CHARLES T. DICKSON Name: Charles T. Dickson
Title: Chief Financial Officer
Date: March 30, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE M. ZORICH Bruce M. Zorich	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ CHARLES T. DICKSON Charles T. Dickson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007

/s/ DAVID L. SQUIER	Chairman	March 30, 2007
David L. Squier

/s/ IAN I. FUJIYAMA	Director	March 30, 2007
Ian I. Fujiyama

/s/ PAUL R. LEDERER	Director	March 30, 2007
Paul R. Lederer

/s/ GREGORY S. LEDFORD	Director	March 30, 2007
Gregory S. Ledford

/s/ RAYMOND A. RANELLI	Director	March 30, 2007
Raymond A. Ranelli

/s/ JOHN C. RITTER	Director	March 30, 2007
John C. Ritter

/s/ MARTIN SUMNER Martin Sumner	Director	March 30, 2007