Form 10-Q
period 2007-03-31
UNITED COMPONENTS INC
filed 2007-05-15
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
     Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of May 11, 2007.

United Components, Inc.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31,	December 31,
	2007	2006
Assets

Current assets
Cash and cash equivalents	$12,849	$31,523
Accounts receivable, net	235,395	228,996
Inventories, net	155,746	158,024
Deferred tax assets	34,919	33,920
Other current assets	26,344	29,389

Total current assets	465,253	481,852

Property, plant and equipment, net	163,032	164,621
Goodwill	239,908	239,835
Other intangible assets, net	92,936	95,354
Deferred financing costs, net	4,677	5,310
Pension and other assets	8,916	9,452
Assets held for sale	1,600	6,077

Total assets	$976,322	$1,002,501

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$92,802	$92,720
Short-term borrowings	9,496	8,657
Current maturities of long-term debt	364	462
Accrued expenses and other current liabilities	105,621	99,039

Total current liabilities	208,283	200,878

Long-term debt, less current maturities	451,621	491,478
Pension and other postretirement liabilities	40,105	40,430
Deferred tax liabilities	16,310	17,350
Due to Holdco	2,191	—
Minority interest	3,697	3,738
Other long-term liabilities	3,777	3,845

Total liabilities	725,984	757,719

Contingencies – Note M

Shareholder’s equity
Common stock	—	—
Additional paid in capital	275,339	273,749
Retained earnings (deficit)	(22,263)	(26,433)
Accumulated other comprehensive income (loss)	(2,738)	(2,534)

Total shareholder’s equity	250,338	244,782

Total liabilities and shareholder’s equity	$976,322	$1,002,501

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended March 31,
	2007	2006
Net sales	$238,848	$214,591
Cost of sales	189,291	169,478

Gross profit	49,557	45,113

Operating (expense) income
Selling and warehousing	(16,052)	(15,489)
General and administrative	(14,292)	(11,805)
Amortization of acquired intangible assets	(1,778)	(1,184)
Costs of integration of water pump operations (Note C)	(730)	—
Gain from sale of assets and costs of closing facilities and consolidating operations (Note E)	1,647	(1,393)

Operating income	18,352	15,242

Other expense
Interest expense, net	(10,686)	(9,304)
Management fee expense	(500)	(500)
Miscellaneous, net	(301)	(64)

Income before income taxes	6,865	5,374
Income tax expense	2,358	1,996

Net income from continuing operations	4,507	3,378

Discontinued operations (Note D)
Net income from discontinued operations, net of tax	—	1,375

Net income	$4,507	$4,753

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months ended March 31,
	2007	2006
Cash flows from operating activities of continuing operations
Net income	$4,507	$4,753
Less net income from discontinued operations, net of tax	—	1,375

Net income from continuing operations	4,507	3,378

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	9,217	8,187
Amortization of deferred financing costs and debt discount	791	481
Deferred income taxes	(2,257)	(4,594)
Gain on sale of Mexican land and building	(1,764)	—
Other non-cash, net	1,340	1,816
Changes in operating assets and liabilities
Accounts receivable	(6,399)	(307)
Inventories	2,278	(990)
Other current assets	3,045	(2,936)
Accounts payable	83	7,528
Accrued expenses and other current liabilities	6,177	12,365
Other assets	22	(236)
Other long-term liabilities	1,825	743

Net cash provided by operating activities of continuing operations	18,865	25,435

Cash flows from investing activities of continuing operations
Capital expenditures	(5,406)	(5,653)
Proceeds from sale of Mexican land and building (Note E)	6,685	—
Proceeds from sale of other property, plant and equipment	492	92

Net cash provided by (used in) investing activities of continuing operations	1,771	(5,561)

Cash flows from financing activities of continuing operations
Issuances of debt	839	47
Debt repayments	(40,113)	—
Shareholder’s equity contributions	—	340

Net cash (used in) provided by financing activities of continuing operations	(39,274)	387

Discontinued operations:
Net cash used in operating activities of discontinued operations	—	(651)
Net cash used in investing activities of discontinued operations	—	(743)
Effect of currency exchange rate change on cash of discontinued operations	—	27

Effect of currency exchange rate changes on cash	(36)	(2)

Net (decrease) increase in cash and cash equivalents	(18,674)	18,892

Cash and cash equivalents at beginning of year	31,523	26,182

Less cash and cash equivalents of discontinued operations at end of period	—	2,728

Cash and cash equivalents at end of period of continuing operations	$12,849	$42,346

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		340			340
Recognition of stock based compensation expense		417			417
Comprehensive income
Net income			4,753		4,753	$4,753
Other comprehensive income
Interest rate swaps				355	355	355
Foreign currency adjustment				174	174	174

Total comprehensive income						$5,282

Balance at March 31, 2006	$—	$264,393	$22,299	$(307)	$286,385

Balance at January 1, 2007	$—	$273,749	$(26,433)	$(2,534)	$244,782
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		1,590			1,590
Comprehensive income
Net income			4,507		4,507	$4,507
Other comprehensive loss
Interest rate swaps				(133)	(133)	(133)
Foreign currency adjustment				(71)	(71)	(71)

Total comprehensive income						$4,303

Balance at March 31, 2007	$—	$275,339	$(22,263)	$(2,738)	$250,338

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At March 31, 2007, affiliates of The Carlyle Group owned 92.2% of Holdco’s common stock, and the remainder was owned by certain members of UCI’s senior management and board of directors. As of March 31, 2007, Holdco had $241.9 million of Floating Rate Senior PIK Notes ( the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The Holdco Notes do not appear on UCI’s balance sheets and the related interest expense is not included in UCI’s income statements. See Note L.
On May 25, 2006, UCI completed its acquisition of all of the capital stock of ASC Industries, Inc. and its subsidiaries (“ASC”). See Note B.
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. See Note D.
On November 30, 2006, UCI sold its lighting systems operation. See Note D.
UCI operates in one business segment through its subsidiaries. UCI manufactures and distributes vehicle parts primarily servicing the vehicle replacement parts market in North America and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of UCI, its wholly-owned subsidiaries and a 51% owned joint venture. All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term “UCI” refers to UCI and its subsidiaries.
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
The December 31, 2006 consolidated balance sheet has been derived from the audited financial statements included in UCI’s annual report on Form 10-K for the year ended December 31, 2006. The financial statements at March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited. In the opinion of UCI, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
These financial statements should be read in conjunction with the financial statements and notes thereto included in UCI’s annual report on Form 10-K for the year ended December 31, 2006.
Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.
NOTE B — ACQUISITION OF ASC INDUSTRIES, INC.
On May 25, 2006 (the “ASC Acquisition Date”), UCI completed the acquisition of all of the outstanding capital stock of ASC Industries, Inc. and its subsidiaries. This transaction is referred to herein as the “ASC Acquisition”.
ASC is a manufacturer and distributor of water pumps, with 2005 revenues of $98 million.
The ASC Acquisition is accounted for under the purchase method of accounting and, accordingly, the results of operations of ASC have been included in UCI’s results beginning on the ASC Acquisition Date.
For information regarding the purchase price of the ASC Acquisition, the preliminary allocation of that purchase price and financing for the ASC Acquisition, see UCI’s annual report on Form 10-K for the year ended December 31, 2006.
The information included herein has been prepared based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocation is subject to change until all pertinent information regarding the ASC Acquisition and the assets and liabilities of ASC is obtained and fully evaluated. Additional pertinent information that UCI is in the process of obtaining includes, but is not limited to, finalized independent third-party appraisals of property, plant and equipment and intangible assets, other than goodwill. Finalization of the allocation of the ASC Acquisition purchase price could result in material changes to the preliminary allocation. The allocation of the ASC Acquisition purchase price will be finalized within one year after the ASC Acquisition Date.
Pro Forma Information
The unaudited pro forma income statement information presented below is based on the historical income statements of UCI and ASC and have been adjusted on a pro forma basis to give effect to the ASC Acquisition and the related financing as if they had occurred on January 1, 2006. The pro forma adjustments give effect to (i) the preliminary allocation of the preliminary ASC Acquisition purchase price, (ii) UCI’s ASC Acquisition related financing, and (iii) the repayment by ASC of $81.6 million of ASC debt and other ASC obligations from the proceeds received in connection with the ASC Acquisition.
The unaudited pro forma financial information does not purport to represent what the results of operations would have been had the ASC Acquisition occurred as of the date indicated, or what results will be in future periods.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Pro forma financial information for the three months ended March 31, 2006 is as follows (in millions):

Net sales	$240.9
Operating income	18.1
Net income from continuing operations	4.2
Net income	5.6
NOTE C — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS
Before the ASC Acquisition, UCI manufactured and distributed water pumps for all market channels. UCI is in the process of integrating its pre-acquisition water pump operations with the water pump operations of ASC. All domestic water pump manufacturing will be combined at ASC’s manufacturing facilities. UCI’s pre-acquisition water pump facility will be closed.
The water pump integration process began in June of 2006. In 2006, UCI recorded a total of $10.9 million of expenses related to this integration. $3.9 million of the $10.9 million was recorded in “Cost of sales” and $7.0 million was recorded in “Costs of integration of water pump operations and resulting asset impairments.” These expenses included: ( i) impairment of land, building and equipment, (ii) employee severance, (iii) write-off of component parts that will not be usable when all production is transitioned to the ASC product design, (iv) costs and operating inefficiencies caused by the wind-down of the pre-acquisition water pump facility, and (v) other costs directly related to completing the integration.
2007 Update
The following table presents the accrued severance and other accrued liabilities balances at December 31, 2006 and March 31, 2007 related to the water pump integration costs. The amounts are in millions of dollars.

	Accrued	Other
	severance	liabilities
December 31, 2006 balance	$1.4	$0.2
Additional loss provision	0.7	—
Payments	(0.3)	(0.2)

March 31, 2007 balance	$1.8	$—

In addition to the $0.7 million of severance expense recorded in the first quarter of 2007, $1.7 million was recorded in 2006 and $0.7 million more will be recorded over the remaining 2007 employment periods of the affected employees. Of the total $3.1 million of severance cost, $0.3 million was paid in 2006, and $0.3 million was paid in the first quarter of 2007. The rest will be paid primarily in the second and third quarters of 2007.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE D — DISCONTINUED OPERATIONS
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. These operations were sold to two separate buyers for a combined $33.4 million in cash, net of fees and expenses. In connection with the driveline components transaction, UCI retained $4.9 million of pension liabilities.
On November 30, 2006, UCI sold its lighting systems operation for $37.2 million in cash, net of fees and expenses. The final sale price is subject to certain post-closing adjustments, including an increase or decrease dependent on finalization of net working capital. In addition, the sale price could increase by up to $2.3 million, depending on the amount of proceeds from the possible post-closing sale of a lighting systems building. Also, if the lighting systems operation makes structural changes to its pension plan before March 2008, and if such changes result in a reduction in the actuarially determined deficit, the final sale price could increase by up to an additional $2.2 million. Any adjustment in sale price will result in a commensurate adjustment to the pre-tax gain on the sale of the lighting systems operation.
The operating results of all three of these sold operations are presented as discontinued operations in the income statement for the three months ended March 31, 2006. Net sales and income before income taxes for these discontinued operations is presented below (in millions):

Three Months ended
March 31, 2006
Net sales	$49.0
Income before income taxes	2.6
The pre-tax income presented in the above table includes deductions for allocated interest expense of $0.1 million for the three months ended March 31, 2006. Interest expense is allocated to discontinued operations in accordance with EITF Issue No. 87-24, which requires allocation of interest expense to discontinued operations to the extent UCI is required to repay debt as a result of a disposition transaction.
NOTE E — GAIN FROM SALE OF ASSETS AND COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS
The following table summarizes the costs of closing facilities, for the three months ended March 31, 2006 (in millions):

	Asset
	write-downs	Severance	Other	Total
Closure of Canadian facility	$0.5	$0.4	$0.1	$1.0
Closure of Mexican facility	—	—	0.4	0.4

	$0.5	$0.4	$0.5	$1.4

Closure of Canadian facility
In March 2006, UCI decided to close its Canadian facility, which manufactured and distributed mechanical fuel pumps. This production and distribution was transferred to UCI’s fuel pump operations in Fairfield, Illinois. The Canadian facility had sales of $1.3 million in the three months ended March 31, 2006.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Closure activities began in the second quarter of 2006 and were completed in the third quarter of 2006. The severance and other costs were paid in the second and third quarters.
After tax, the combined loss for the above closure-related costs was $0.6 million.
Closure of Mexican facility
On April 24, 2006, UCI announced its plan to close its Mexican filter manufacturing plant and transfer production to its Albion, Illinois filter manufacturing facility. The shutdown and transfer of production began in the second quarter and was, for the most part, completed by the end of the third quarter of 2006. The Mexican plant ceased operations in the third quarter of 2006. In 2005, the Mexican facility produced approximately 13% of UCI’s filters.
In the first quarter of 2006, UCI incurred $0.4 million of professional fees and other costs related to closing the Mexican plant and consolidating operations in Illinois. The after tax cost of these expenses was $0.3 million.
In the first quarter of 2007, UCI sold the land and building and certain building improvements, which were formerly used by the Mexican manufacturing operation. The sale proceeds were $6.7 million, net of fees and expenses. The $4.5 million net book value of the land and building was classified as “Assets held for sale” in the December 31, 2006 balance sheet. The $0.4 million of building improvements were classified as “Property, plant and equipment, net.” In the first quarter of 2007, UCI recorded a $1.8 million pre-tax gain on the sale. Also in the first quarter of 2007, UCI incurred $0.1 million of costs associated with the closure of the Mexican facility.
NOTE F — 2007 EXPENDITURES FOR 2005 LOSS PROVISION
In 2005, UCI recorded $21.5 million for asset impairments and other costs. At December 31, 2006, the accrued liability balance related to this loss provision was $0.5 million. This accrual was related to a contractual commitment for outsourced computer processing services that will not be used and, therefore, will not provide future economic benefit.
In the three months ended March 31, 2007, UCI paid $0.2 million of this liability, leaving an accrued liability balance of $0.3 million at March 31, 2007.
NOTE G — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables to several factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $18.3 million and $4.9 million of receivables during the three months ended March 31, 2007 and 2006, respectively.
If receivables had not been factored, $23.2 million and $4.9 million of additional receivables would have been outstanding at March 31, 2007 and 2006, respectively.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $0.4 million and $0.1 million in the three months ended March 31, 2007 and 2006, respectively. These costs are recorded in the income statements in “Miscellaneous, net.”

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE H — INVENTORIES
The components of inventory are as follows (in millions):

	March 31,	December 31,
	2007	2006
Raw materials	$48.1	$47.2
Work in process	32.3	32.7
Finished products	93.7	97.8
Valuation reserves	(18.4)	(19.7)

	$155.7	$158.0

NOTE I — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	March 31,	December 31,
	2007	2006
Salaries and wages	$2.9	$2.9
Bonuses	2.5	7.5
Vacation pay	5.2	4.5
Product returns	27.8	28.6
Rebates, credits and discounts due customers	12.1	10.2
Insurance	11.1	10.2
Taxes payable	12.7	9.3
Interest	8.4	3.7
Other	22.9	22.1

	$105.6	$99.0

NOTE J — PRODUCT RETURNS LIABILITY
The liability for product returns is included in “Accrued expenses and other current liabilities.” This liability includes accruals for parts returned under warranty and for parts returned because of customer excess quantities. UCI provides warranties for its products’ performance. Warranty periods vary by part, but generally are either one year or indefinite. In addition to returns under warranty, UCI allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, they are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. In some cases, UCI does not have a contractual obligation to accept excess quantities. However, common practice for UCI and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from UCI and change to another vendor, it is industry practice for the new vendor, and not UCI, to accept any returns of inventory previously sold.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The changes in UCI’s product returns liability are as follows (in millions):

	Three Months ended March 31,
	2007	2006
Beginning of year	$28.6	$26.2
Cost of unsalvageable parts	(12.7)	(8.6)
Additional reductions to sales	11.9	9.4

End of period	$27.8	$27.0

NOTE K — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended March 31,
	2007	2006
Service cost	$1.6	$1.9
Interest cost	3.0	2.9
Expected return on plan assets	(3.6)	(3.2)
Amortization of prior service cost and unrecognized loss	0.1	0.1

	$1.1	$1.7

NOTE L — DEBT
UCI’s debt is summarized as follows (in millions):

	March 31,	December 31,
	2007	2006
Short-term borrowings	$9.5	$8.6
Capital lease obligations	0.9	1.1
Term loan	225.0	265.0
Senior subordinated notes	230.0	230.0
Unamortized debt discount	(3.9)	(4.1)

	461.5	500.6

Less
Short-term borrowing	9.5	8.6
Current maturities	0.4	0.5

Long-term debt	$451.6	$491.5

In the three months ended March 31, 2007, UCI used cash on hand to voluntarily repay $40.0 million of its term loan. As a result of this voluntary early repayment, UCI recorded a $0.4 million accelerated write-off of deferred financing costs. This cost is included in “Interest expense, net” in the 2007 income statement.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The debt set forth above does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. Interest on the Holdco Notes is payable “in kind” through December 2011, so that Holdco has no cash interest payments until that date.
NOTE M — CONTINGENCIES
Environmental
UCI is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.9 million accrued at March 31, 2007 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
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
During the fourth quarter of 2005, UCI recorded a $1.0 million accrued liability for this matter and recorded a corresponding $1.0 million receivable, which is included in “Other current assets.” As of March 31, 2007, less than $0.1 million of claims have been paid.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE N — INCOME TAXES
Adoption of FIN 48
On January 1, 2007, UCI adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of adoption, UCI recognized a $0.3 million charge to January 1, 2007 retained earnings for potential penalties that were not previously recognized.
As of the adoption date, UCI had tax effected unrecognized benefits of $3.2 million, of which $2.1 million, if recognized, would change the effective tax rate. Also as of the adoption date, UCI had accrued $0.1 million of interest expense (net of Federal benefit) and $0.3 million of penalties related to the unrecognized tax benefits. UCI records such interest and penalties as income tax expense in its income statement. To the extent such interest and penalties are not assessed with respect to uncertain tax positions, amounts previously accrued will be reduced and reflected as a reduction to the income tax expense in the period in which the relief from such interest and penalties becomes known.
While most of UCI’s business is conducted within the United States, UCI also conducts business in Mexico, China, the United Kingdom and Spain. As a result, UCI and/or one or more of its subsidiaries files income tax returns in the U.S. federal tax jurisdiction and in many state and foreign tax jurisdictions. In the normal course of business, UCI is subject to examination by tax authorities in these tax jurisdictions. With few exceptions, UCI is not subject to examination by federal, state or foreign tax authorities for tax years ending on or before 2002. The sellers of ASC have indemnified UCI for income tax liabilities for tax periods ending on or before the ASC Acquisition Date. To our knowledge, other than routine inquiries, UCI and its subsidiaries are not currently under examination by tax authorities.
In the first quarter of 2007, there were no material changes in the unrecognized tax benefits as a result of tax positions and the related interest and penalties.
UCI expects the total unrecognized tax benefits to decline by approximately $0.8 million during the next 12 months. This decline, which is due to the turnaround of a temporary timing difference, will not impact the effective tax rate.
Intercompany payable to Holdco and net operating loss utilization
In 2007, for Federal and for certain state tax purposes, UCI will be included in consolidated tax returns with Holdco. In the first quarter of 2007, Holdco’s taxable losses partially offset UCI’s current taxable income. For the portion of UCI’s current taxable income that was not offset by Holdco losses, net operating loss carryforwards were utilized. Accordingly, for the first quarter of 2007, UCI has recorded a $2.7 million payable to Holdco and has reduced its net operating loss carryforwards by $1.3 million.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE O — OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) for the three months ended March 31, 2007 and 2006 are as follows (in millions):

	2007			2006
			Net of			Net of
	Pre-tax	Tax	tax	Pre-tax	Tax	tax
	amount	benefit	amount	amount	benefit	amount
Interest rate swaps	$(0.2)	$0.1	$(0.1)	$0.6	$(0.2)	$0.4
Foreign currency adjustment	(0.1)	—	(0.1)	0.2	(0.1)	0.1

	$(0.3)	$0.1	$(0.2)	$0.8	$(0.3)	$0.5

NOTE P — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Three Months ended March 31,
	2007	2006
United States	$201.1	$181.7
Mexico	9.6	9.3
Canada	8.2	6.9
United Kingdom	3.6	2.5
France	2.5	2.1
Venezuela	2.0	1.0
Germany	1.2	1.3
Spain	1.1	1.0
Other	9.5	8.8

	$238.8	$214.6

Net long-lived assets by country are as follows (in millions):

	March 31,	December 31,
	2007	2006
United States	$239.6	$244.4
China	20.9	20.8
Mexico	7.7	12.4
Spain	3.0	3.2
Goodwill	239.9	239.8

	$511.1	$520.6

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE Q — STOCK OPTIONS
In the first quarter of 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the outstanding stock options and also lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $0.9 million more expense in the first quarter of 2007 than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years. Total expense related to stock options was $1.6 million in the first quarter of 2007 and $0.4 million in the first quarter of 2006.
In the first quarter of 2007, UCI employees exercised options to purchase 99,684 shares of Holdco common stock.
NOTE R — OTHER INFORMATION
At March 31, 2007, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three Months ended March 31,
	2007	2006
Interest	$5.5	$4.0
Income taxes paid (net of refunds)	(1.0)	0.2
In the three months ended March 31, 2007, approximately $4 million of aluminum castings and other materials were purchased from related parties. The related parties are UCI’s joint venture partner in China and its affiliates. UCI owns 51% of this joint venture.
Minority interest income of $0.1 million is recorded in “Miscellaneous, net” in the 2007 income statement. There was no comparable amount in the 2006 period.
NOTE S – NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement was adopted by UCI as of December 2006.
In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. UCI adopted FIN 48 effective January 1, 2007. See Note N.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. UCI has not evaluated the impact of this statement on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. UCI has not evaluated the impact of this statement on its financial statements.
NOTE T — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The senior credit facilities are secured by substantially all the asset of UCI. The senior subordinated notes (the “Notes”) are unsecured and rank equally in right of payment with any of UCI’s future senior subordinated indebtedness. The Notes are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. The Notes and senior credit facility borrowings are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Balance Sheet
March 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$12,849	$—	$8,630	$7	$4,212
Accounts receivable, net	235,395	—	—	221,759	13,636
Inventories, net	155,746	—	—	137,417	18,329
Deferred tax assets	34,919	—	834	33,523	562
Other current assets	26,344	—	1,348	16,385	8,611

Total current assets	465,253	—	10,812	409,091	45,350

Property, plant and equipment, net	163,032	—	150	131,077	31,805
Investment in subsidiaries		(171,155)	157,200	13,955	—
Goodwill	239,908	—	239,908	—	—
Other intangible assets, net	92,936	—	13,643	79,293	—
Deferred financing costs, net	4,677	—	4,677	—	—
Pension and other assets	8,916	—	290	8,403	223
Assets held for sale	1,600	—	—	1,600	—

Total assets	$976,322	$(171,155)	$426,680	$643,419	$77,378

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$92,802	$—	$848	$79,863	$12,091
Short-term borrowings	9,496	—	—	—	9,496
Current maturities of long-term debt	364	—	—	364	—
Accrued expenses and other current liabilities	105,621	—	13,718	86,102	5,801

Total current liabilities	208,283	—	14,566	166,329	27,388

Long-term debt, less current maturities	451,621	—	451,064	557	—
Pension and other postretirement liabilities	40,105	—	—	38,759	1,346
Deferred tax liabilities	16,310	—	14,081	304	1,925
Due to Holdco	2,191	—	2,191	—	—
Minority interest	3,697	—	—	—	3,697
Other long-term liabilities	3,777	—	—	3,777	—
Intercompany payables (receivables)		—	(305,560)	301,668	3,892
Total shareholder’s equity	250,338	(171,155)	250,338	132,025	39,130

Total liabilities and shareholder’s equity	$976,322	$(171,155)	$426,680	$643,419	$77,378

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Balance Sheet
December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$31,523	$—	$30,212	$(1,767)	$3,078
Accounts receivable, net	228,996	—	—	216,472	12,524
Inventories, net	158,024	—	—	139,973	18,051
Deferred tax assets	33,920	—	(658)	34,029	549
Other current assets	29,389	—	2,583	18,380	8,426

Total current assets	481,852	—	32,137	407,087	42,628

Property, plant and equipment, net	164,621	—	199	132,153	32,269
Investment in subsidiaries		(169,432)	152,960	16,472	—
Goodwill	239,835	—	239,835	—	—
Other intangible assets, net	95,354	—	14,267	81,087	—
Deferred financing costs, net	5,310	—	5,310	—	—
Pension and other assets	9,452	—	303	8,908	241
Assets held for sale	6,077	—	—	1,600	4,477

Total assets	$1,002,501	$(169,432)	$445,011	$647,307	$79,615

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$92,720	$—	$2,866	$76,578	$13,276
Short-term borrowings	8,657	—	—	—	8,657
Current maturities of long-term debt	462	—	—	462	—
Accrued expenses and other current liabilities	99,039	—	14,093	81,169	3,777

Total current liabilities	200,878	—	16,959	158,209	25,710

Long-term debt, less current maturities	491,478	—	490,906	572	—
Pension and other postretirement liabilities	40,430	—	—	38,159	2,271
Deferred tax liabilities	17,350	—	12,552	2,174	2,624
Minority interest	3,738	—	—	—	3,738
Other long-term liabilities	3,845	—	—	3,845	—
Intercompany payables (receivables)		—	(320,188)	317,588	2,600
Total shareholder’s equity	244,782	(169,432)	244,782	126,760	42,672

Total liabilities and shareholder’s equity	$1,002,501	$(169,432)	$445,011	$647,307	$79,615

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Income Statement
Three Months Ended March 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$238,848	$(11,529)	$—	$224,682	$25,695
Cost of sales	189,291	(11,529)	—	176,601	24,219

Gross profit	49,557	—	—	48,081	1,476

Operating (expense) income
Selling and warehousing	(16,052)	—	(1,347)	(13,619)	(1,086)
General and administrative	(14,292)	—	(4,393)	(8,203)	(1,696)
Amortization of acquired intangible assets	(1,778)	—	—	(1,778)	—
Costs of integration of water pump operations	(730)	—	—	(730)	—
Gain from sale of assets and costs of closing facilities and consolidating operations	1,647	—	—	(117)	1,764

Operating income (loss)	18,352	—	(5,740)	23,634	458

Other expense
Interest expense, net	(10,686)	—	(10,484)	(52)	(150)
Intercompany interest		—	8,320	(8,019)	(301)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(301)	—	—	(410)	109

Income (loss) before income taxes	6,865	—	(8,404)	15,153	116
Income tax expense (benefit)	2,358	—	(2,963)	5,256	65

Increase (decrease) before equity in earnings of subsidiaries	4,507	—	(5,441)	9,897	51

Equity in earnings of subsidiaries		(9,585)	9,948	(363)	—

Net income (loss)	$4,507	$(9,585)	$4,507	$9,534	$51

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Income Statement
Three Months Ended March 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$214,591	$(4,963)	$—	$201,944	$17,610
Cost of sales	169,478	(4,963)	—	160,091	14,350

Gross profit	45,113	—	—	41,853	3,260

Operating (expense) income
Selling and warehousing	(15,489)	—	(292)	(13,943)	(1,254)
General and administrative	(11,805)	—	(3,945)	(6,438)	(1,422)
Amortization of acquired intangible assets	(1,184)	—	—	(1,184)	—
Gain from sale of assets and costs of closing facilities and consolidating operations	(1,393)	—	—	(402)	(991)

Operating income (loss)	15,242	—	(4,237)	19,886	(407)

Other expense
Interest expense, net	(9,304)	—	(9,442)	143	(5)
Intercompany interest		—	9,892	(9,325)	(567)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(64)	—	—	(77)	13

Income (loss) before income taxes	5,374	—	(4,287)	10,627	(966)
Income tax expense (benefit)	1,996	—	(1,507)	4,065	(562)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	3,378	—	(2,780)	6,562	(404)

Equity in earnings of subsidiaries		(7,627)	7,533	94	—

Discontinued operations:
Net income from discontinued operations, net of tax	1,375	—	—	563	812

Net income (loss)	$4,753	$(7,627)	$4,753	$7,219	$408

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$18,865	$—	$18,418	$6,758	$(6,311)

Cash flows from investing activities:
Capital expenditures	(5,406)	—	—	(5,288)	(118)
Proceeds from sale of Mexican land and building	6,685	—	—	—	6,685
Proceeds from sale of other property, plant and equipment	492	—	—	417	75

Net cash provided by (used in) investing activities	1,771	—	—	(4,871)	6,642

Cash flows from financing activities:
Issuances of debt	839	—	—	—	839
Debt repayments	(40,113)	—	(40,000)	(113)	—

Net cash (used in) provided by financing activities	(39,274)	—	(40,000)	(113)	839

Effect of currency exchange rate changes on cash	(36)	—	—	—	(36)

Net (decrease) increase in cash and cash equivalents	(18,674)	—	(21,582)	1,774	1,134

Cash and cash equivalents at beginning of year	31,523	—	30,212	(1,767)	3,078

Cash and cash equivalents at end of period	$12,849	$—	$8,630	$7	$4,212

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$25,435	$—	$18,257	$5,449	$1,729

Cash flows from investing activities of continuing operations:
Capital expenditures	(5,653)	—	(1,024)	(3,817)	(812)
Proceeds from sale of property, plant and equipment	92	—	—	44	48

Net cash used in investing activities of continuing operations	(5,561)	—	(1,024)	(3,773)	(764)

Cash flows from financing activities of continuing operations:
Issuances of debt	47	—	—	—	47
Shareholder’s equity contributions	340	—	340	—	—

Net cash provided by (used in) financing activities of continuing operations	387	—	340	—	47

Discontinued operations:
Net cash used in operating activities of discontinued operations	(651)	—	—	(1,453)	802
Net cash used in investing activities of discontinued operations	(743)	—	—	(224)	(519)
Effect of currency exchange rate on cash of discontinued operations	27	—	—	—	27

Effect of currency exchange rate changes on cash	(2)	—	—	—	(2)

Net increase (decrease) in cash and cash equivalents	18,892	—	17,573	(1)	1,320

Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Less cash and cash equivalents of discontinued operations at end of period	2,728	—	—	—	2,728

Cash and cash equivalents at end of period	$42,346	$—	$37,602	$1,306	$3,438

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
These forward-looking statements are based on UCI’s expectations and beliefs concerning future events affecting UCI. They are subject to uncertainties and factors relating to UCI’s operations and business environment, all of which are difficult to predict and many of which are beyond UCI’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. UCI cautions the reader that these uncertainties and factors, including those discussed in Item 1A of UCI’s 2006 annual report on Form 10-K and in other SEC filings, could cause UCI’s actual results to differ materially from those stated in the forward-looking statements.
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
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 80% of our net sales in 2006 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an average annual rate of approximately 4.5% from 2000 through 2005. We believe that, while growth rates may vary, this trend will generally continue, at least in the near term. We believe we are well positioned to participate in that growth.
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

Management believes that UCI has leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers. We believe that a key competitive advantage is that we offer one of the most comprehensive lines of products in the vehicle replacement parts market, consisting of over 39,000 parts. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.
However, it is also important to note that in 2006 and 2005, approximately 24% of our total net sales were derived from our business with AutoZone. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Historically, we sold a small number of products under an AutoZone program called Pay-on-Scan. Under this program, we retained title to the product at AutoZone locations, and we recorded sales for the product when an AutoZone customer purchased it. On May 1, 2007, we and AutoZone agreed to terminate the Pay-on-Scan program. Accordingly, sales of these products will now be recorded upon shipment to AutoZone, and the payment terms will be lengthened. We do not expect this change to have a material effect on our on-going financial results.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices UCI paid for steel stabilized. However, the cost of certain types of steel used by UCI increased again in the third quarter of 2006. It is uncertain whether this trend will continue. We implemented price increases on certain products with high steel content. Existing price increases have not been sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI’s price increases, adversely affected pre-tax income of continuing operations by approximately $2.5 million in 2005 compared to 2004. The impact of higher steel costs, net of UCI’s price increases, was approximately $0.5 million unfavorable in 2006 compared to 2005. In the first quarter of 2007, the impact of higher steel prices, net of our price increases, was approximately $0.9 million unfavorable compared to the first quarter of 2006. The impact of steel costs, net of our price increases, for the full year 2007 is forecasted to be comparable to 2006. This forecast is based on assumptions regarding the future cost of steel and our ability to increase selling prices on products with high steel content. Actual events could vary significantly from our assumptions. Consequently, the actual effect of higher steel costs could be significantly different than our forecast.
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

Recent Developments
On March 14, 2007, Charles T. Dickson resigned as Executive Vice President and Chief Financial Officer and as a member of the Board of Directors of UCI. His resignation was effective as of March 30, 2007. UCI has appointed David Barron as acting Chief Financial Officer, effective as of March 30, 2007. Mr. Barron has been the Operations Controller of UCI since 2003, and prior to that was the Chief Financial Officer of UCI’s Champion Laboratories subsidiary since 2000.
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
Revenue recognition. We record sales when title transfers to the customer, the sale price is fixed and determinable, and the collection of the related accounts receivable is reasonably assured. In the case of sales to the aftermarket, UCI recognizes revenue when these conditions are met for its direct customers, which are the aftermarket retailers and distributors.
Where we have sales rebate programs with some of our customers, we estimate amounts due under these sales rebate programs when the sales are recorded. Net sales relating to any particular shipment are based upon the amounts invoiced for the shipped goods less estimated future rebate payments. These estimates are based upon our historical experience, current trends and UCI’s expectations regarding future experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.
Additionally, we have agreements with our customers that provide for sales discounts, marketing allowances, return allowances and performance incentives. Any discount, allowance or incentive is treated as a reduction to sales, based on estimates of the criteria that give rise to the discount, allowance or incentive, such as sales volume and marketing spending. We routinely review these criteria and our estimating process and make adjustments as facts and circumstances change. Historically, we have not found material differences between our estimates and actual results.
In order to obtain exclusive contracts with certain customers, we may incur up-front cost or assume the cost of product return liabilities. These costs are capitalized and amortized over the life of the contract. The amortized amounts are recorded as a reduction of sales.

Product returns. Credits for parts returned under warranty and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and UCI’s expectations regarding future experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Our customers have the right, in varying degrees, to return excess quantities of product. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results.
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
Postretirement health obligations are actuarially determined and are based on assumptions including discount rate, life expectancy and health care cost trends. Changes in the discount rate, and differences between actual results and assumptions, will affect the amount of expense we recognize in future periods. A one percent increase or decrease in the assumed health care cost trends would result in a $48,000 annual increase and a $41,000 annual decrease in postretirement health costs, respectively.
Insurance reserves. Our insurance for workers’ compensation, automobile, product and general liability include high deductibles for which we are responsible. Deductibles for which we are responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims, and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.
Environmental expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in UCI’s March 31, 2007 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.9 million accrued at March 31, 2007 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Acquisition of ASC Industries, Inc. On May 25, 2006, UCI acquired ASC Industries, Inc. The results of ASC have been included in UCI’s results since that date. The information included herein has been prepared based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. The purchase price allocation is subject to change until all pertinent information regarding the ASC Acquisition and the assets and liabilities of ASC is obtained and fully evaluated. Finalization of the allocation of the ASC Acquisition purchase price could result in material changes to the amounts presented herein. The allocation of the ASC Acquisition purchase price will be finalized within one year after the ASC Acquisition Date.
Results of Operations
The following table is UCI’s unaudited condensed consolidated income statements for the three months ended March 31, 2007 and 2006. The amounts are presented in thousands of dollars.

	Three Months ended March 31,
	2007	2006
Net sales	$238,848	$214,591
Cost of sales	189,291	169,478

Gross profit	49,557	45,113

Operating (expense) income
Selling and warehousing	(16,052)	(15,489)
General and administrative	(14,292)	(11,805)
Amortization of acquired intangible assets	(1,778)	(1,184)
Costs of integration of water pump operations	(730)	—
Gain from sale of assets and costs of closing facilities and consolidating operations	1,647	(1,393)

Operating income	18,352	15,242

Other expense
Interest expense, net	(10,686)	(9,304)
Management fee expense	(500)	(500)
Miscellaneous, net	(301)	(64)

Income before income taxes	6,865	5,374
Income tax expense	2,358	1,996

Net income from continuing operations	4,507	3,378

Discontinued operations
Net income from discontinued operations, net of tax	—	1,375

Net income	$4,507	$4,753

Acquisition and Sales of Operations
On May 25, 2006, UCI acquired ASC. On June 30, 2006, UCI sold its driveline components operation and it specialty distribution operation. On November 30, 2006, UCI sold its lighting systems operation. For information regarding these transactions, see Notes B and D to the financial statements included in this Form 10-Q.
The amounts presented in the table above and discussed below include the results of ASC from the May 25, 2006 acquisition date, which means that the 2007 quarter includes the results of ASC and the 2006 quarter does not.
The results of the driveline components, the specialty distribution and the lighting systems operations are reported as discontinued operations in the table above. Except where specifically referred to as discontinued operations, the amounts and comparisons discussed below address only continuing operations and, therefore, exclude the results of the three operations that were sold.
Three Months Ended March 31, 2007 compared with the Three Months Ended March 31, 2006
Net sales. Net sales increased $24.2 million, or 11.3%, to $238.8 million in the first quarter of 2007 compared to $214.6 million in the first quarter of 2006. $24.3 million of the increase was due to the inclusion of ASC’s results in the 2007 quarter with no comparable amount in the 2006 quarter. Both quarters included the non-recurring effects of obtaining new business. The effects of obtaining new business reduced sales in the 2007 quarter by $6.7 million and increased sales by approximately $4.0 million in the 2006 quarter. The $6.7 million reduction in the 2007 quarter was due to accepting returns of the inventory of our customer’s previous supplier, and the $4.0 million increase in the 2006 quarter was due to the initial stocking of an additional product line at an existing customer.
Excluding the non-recurring effects of obtaining new business from both quarters and excluding ASC sales from the 2007 quarter, sales were 5.0% higher in the 2007 quarter compared to the 2006 quarter. This 5.0% increase includes higher sales to the retail and heavy duty channels in the 2007 quarter, partially offset by lower sales to the traditional, OEM and OES channels.
Gross profit. Gross profit, as reported, was $49.6 million for the 2007 quarter and $45.1 million for the 2006 quarter. Both years included special items. The 2007 quarter included $1.8 million of water pump integration costs, and both quarters included the effects of obtaining new business, a $4.4 million cost in 2007 and a $0.7 million benefit in 2006.
The 2007 $4.4 million cost and the 2006 $0.7 million benefit resulting from obtaining new business were the gross profit impacts of the 2007 non-recurring sales reduction and the 2006 non-recurring sales increase discussed in the above comparison of net sales.
The aforementioned $1.8 million of water pump integration costs relate to the integration of our recently acquired ASC water pump operation and our previously existing water pump operation. We are closing our previously existing water pump facility and transferring production to ASC. The $1.8 million of costs includes costs and operating inefficiencies caused by the wind-down of our previously existing facility and also costs incurred to minimize the write-off of component parts that will not be usable when all production is transitioned to the ASC product design. (See Note C to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit increased to $55.8 million in the 2007 quarter from $44.4 million in 2006 quarter, and the related gross margin percentage increased to 22.7% in 2007 from 21.1% in 2006. (The gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.)

Higher sales volume in 2007 was a major factor in our gross profit increase. The 2007 gross profit was also favorably impacted by benefits from our facilities consolidations and other manufacturing cost reduction initiatives. These benefits were partially offset by the cost of inflation-driven wage and other cost increases, including increases in raw materials and increases in freight and utility cost due to the high cost of energy.
Selling and warehousing expenses. Selling and warehousing expenses were $16.1 million in the 2007 quarter, $0.6 million higher than the 2006 quarter. The inclusion of ASC in the 2007 quarter increased expenses by $1.2 million. The 2007 increase also included the effects of inflation on employee-related and other operating costs. These increases were partially offset by cost reductions due to 2006 facility consolidations and headcount reductions made possible by a 2006 investment in system enhancements. Selling and warehousing expenses were 6.7% of sales in the 2007 quarter and 7.2% of sales in the 2006 quarter.
General and administrative expenses. General and administrative expenses were $14.3 million in the 2007 quarter, $2.5 million higher than the 2006 quarter. $1.2 million of this increase was due to the inclusion of ASC in the 2007 quarter. The 2007 quarter also includes inflation-driven cost increases, and $0.9 million higher employee stock option based compensation expense.
The $0.9 million increase in the stock option related expense is due to accelerating vesting resulting from stock option plan changes. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years.
Costs of integration of water pump operations. See Note C to the financial statements included in this Form 10-Q.
Gain from sale of assets and costs of closing facilities and consolidating operations. See Note E to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $1.4 million higher in the first quarter of 2007 compared to the first quarter of 2006. $0.4 million of this increase related to the accelerated amortization of deferred financing costs associated with the voluntary prepayments of $40 million of debt in 2007. The remaining $1.0 million increase was attributable to higher debt levels and higher interest rates in 2007 compared to 2006.
Income tax expense. Income tax expense in the 2007 quarter was $0.4 million higher than in the 2006 quarter, due to higher pre-tax income in the 2007 quarter.
Net income from continuing operations. Due to the factors described above, we reported a net income from continuing operations of $4.5 million for the first quarter of 2007 and $3.4 million for the first quarter of 2006.
Discontinued operations. Because they were sold in June and November of 2006, UCI’s 2007 first quarter results do not include any results for discontinued operations. In the 2006 quarter, net income from discontinued operations was $1.4 million.
Net income. Due to the factors described above, we reported net income of $4.5 million in the 2007 quarter compared to net income of $4.8 million in the 2006 quarter.

Liquidity and Capital Resources
At March 31, 2007 and December 31, 2006, UCI had $12.8 million and $31.5 million of cash, respectively. Outstanding debt was as follows (in millions):

	March 31,	December 31,
	2007	2006
Notes payable	$9.5	$8.6
Capitalized leases	0.9	1.1
Term loan	225.0	265.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	465.4	504.7
Unamortized debt discount	(3.9)	(4.1)

	$461.5	$500.6

In the first quarter of 2007, we used cash on hand to voluntarily repay $40.0 million of the term loan. Because of these prepayments and other prepayments made in 2006, we do not have any required repayments of the senior credit facility term loans until September 2011. UCI’s $230.0 million senior subordinated notes are due in 2013.
Notes payable are routine short-term borrowings by our foreign operations.
The debt discussed above does not include the Holdco Notes. The Holdco Notes do not appear on our balance sheets and the related interest expense is not included in our income statements. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The interest on the Holdco Notes is payable “in kind” until December 2011, so that no cash interest is payable until that date. The outstanding principal balance of the Holdco Notes was $241.9 million at March 31, 2007.
Below is a schedule of required future debt repayments. The 2007 amount is primarily routine repayments of short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

Last nine months of 2007	$9.8
2008	0.1
2009	0.1
2010	0.1
2011	100.0
Thereafter	355.3

$465.4

The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of May 11, 2007, UCI had not repurchased any of the senior subordinated notes, although it may, under appropriate market conditions, do so in the future.

Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At the March 31, 2007 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $40.5 million. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.4 million. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes. At March 31, 2007, $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $65.6 million of unused borrowing capacity at March 31, 2007.
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under its revolving credit facility, will be adequate to service debt, meet liquidity needs and fund planned capital expenditures for the next two years. For later years, we can give no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, as presently structured, UCI would be the sole source of cash for the payment of cash interest on the Holdco Notes beginning in 2011, and we can give no assurance that the cash for these interest payments will be available. In the future, we may need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with four customers, which has resulted in the sales of approximately $18 million of receivables in the first quarter of 2007 and $46 million in the 2006 full year period. If receivables had not been factored, there would have been $23 million more receivables outstanding at March 31, 2007. At December 31, 2006, if receivables had not been factored, there would have been $18 million more receivables outstanding. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.
Net cash provided by operating activities. Net cash provided by operating activities of continuing operations for the three months ended March 31, 2007 was $18.9 million. Profits, before deducting depreciation and amortization and excluding a $1.8 million gain on the sale of Mexican land and building, generated $12.8 million. Increases in accounts receivables, resulting from increased sales, used $6.4 million of cash. Improved inventory management lowered inventory, thereby generating $2.3 million of cash. The timing of interest payments had a $4.7 million positive effect on cash for the quarter. This positive effect will reverse in the second quarter when interest payments will increase. Changes in all other assets and liabilities netted to a $5.5 million positive effect on cash.

Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the three months ended March 31, 2007 and 2006 were $5.4 million and $5.7 million, respectively. In 2007, capital expenditures are expected to be in the $34 million to $38 million range, including approximately $7 million in connection with our water pump integration project.
In the first quarter of 2007, we received $6.6 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006. (See Note E to the financial statements included in this Form 10-Q for more information regarding the 2006 shutdown.)
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement was adopted by UCI as of December 2006.
In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. We adopted FIN 48 effective January 1, 2007. See Note N to the financial statements included in this Form 10-Q.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We have not evaluated the impact of this statement on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We have not evaluated the impact of this statement on its financial statements.

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
The balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statement of shareholder’s equity. We reduce this exposure by maintaining cash positions only at levels necessary for operating purposes in those countries.
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
In the future, we expect to continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2007, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.

Interest Rate Risk
For all of 2006 and through August 2007, we have interest rate swap agreements that effectively convert $80 million of variable rate debt to fixed rate debt. For the 12 months ended August 2008, we have an interest rate swap agreement that effectively converts $40 million of variable rate debt to fixed rate debt. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we will pay 4.4%, and will receive the then current LIBOR on $80 million through August 2007 and $40 million for the 12-month period ending August 2008.
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
Item 4. Controls and Procedures
UCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in UCI’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to UCI’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), UCI carried out an evaluation, under the supervision and with the participation of UCI’s management, including UCI’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of UCI’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, UCI’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the quarter covered by this report, UCI’s disclosure controls and procedures were effective at the reasonable assurance level.
There has been no change in UCI’s internal controls over financial reporting during UCI’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, UCI’s internal controls over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Not Applicable.
Item 1.A. Risk Factors
There have been no material changes from the risk factors previously disclosed in UCI’s annual report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not Applicable.
Item 3. Default Upon Senior Securities
     Not Applicable.
Item 4. Submission of Matters to Vote of Security Holders
     Not Applicable.
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits

Exhibit 31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit 32	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of UCI, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

Date: May 15, 2007	By: Name:	/s/ DAVID BARRON David Barron
	Title:	Chief Financial Officer