Form 10-Q
period 2007-06-30
UNITED COMPONENTS INC
filed 2007-08-14
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
     Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of August 13, 2007.

United Components, Inc.

Index

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets — June 30, 2007 and December 31, 2006
Condensed consolidated income statements — Three and six months ended June 30, 2007 and 2006
Condensed consolidated statements of cash flows — Six months ended June 30, 2007 and 2006
Condensed consolidated statements of changes in shareholder’s equity — Six months ended June 30, 2007 and 2006
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

Signatures

Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2007	2006
Assets

Current assets
Cash and cash equivalents	$4,220	$31,523
Accounts receivable, net	277,222	228,996
Inventories, net	149,725	158,024
Deferred tax assets	30,638	33,920
Other current assets	26,035	29,389

Total current assets	487,840	481,852

Property, plant and equipment, net	164,868	164,621
Goodwill	241,461	239,835
Other intangible assets, net	88,047	95,354
Deferred financing costs, net	4,413	5,310
Pension and other assets	9,714	9,452
Assets held for sale	1,600	6,077

Total assets	$997,943	$1,002,501

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$103,635	$92,720
Short-term borrowings	12,762	8,657
Current maturities of long-term debt	593	462
Accrued expenses and other current liabilities	98,324	99,039

Total current liabilities	215,314	200,878

Long-term debt, less current maturities	452,404	491,478
Pension and other postretirement liabilities	38,609	40,430
Deferred tax liabilities	17,895	17,350
Due to Holdco	4,690	—
Minority interest	3,260	3,738
Other long-term liabilities	4,459	3,845

Total liabilities	736,631	757,719

Contingencies – Note N

Shareholder’s equity
Common stock	—	—
Additional paid in capital	276,460	273,749
Retained earnings (deficit)	(12,238)	(26,433)
Accumulated other comprehensive income (loss)	(2,910)	(2,534)

Total shareholder’s equity	261,312	244,782

Total liabilities and shareholder’s equity	$997,943	$1,002,501

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net sales	$259,569	$230,482	$498,417	$445,073
Cost of sales	200,190	183,670	389,481	353,148

Gross profit	59,379	46,812	108,936	91,925

Operating (expense) income
Selling and warehousing	(14,903)	(14,966)	(30,955)	(30,455)
General and administrative	(11,818)	(9,729)	(26,110)	(21,534)
Amortization of acquired intangible assets	(1,831)	(1,745)	(3,609)	(2,929)
Costs of integration of water pump operations and resulting asset impairment losses (Note C)	256	(4,600)	(474)	(4,600)
Costs of closing facilities and consolidating operations and gain from sale of assets (Note E)	(101)	(4,069)	1,546	(5,462)
Trademark impairment loss (Note F)	(3,600)	—	(3,600)	—

Operating income	27,382	11,703	45,734	26,945

Other (expense) income
Interest expense, net	(10,177)	(10,635)	(20,863)	(19,939)
Write-off of deferred financing costs (Note M)	—	(2,625)	—	(2,625)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(754)	9	(1,055)	(55)

Income (loss) before income taxes	15,951	(2,048)	22,816	3,326
Income tax (expense) benefit	(5,926)	633	(8,284)	(1,363)

Net income (loss) from continuing operations	10,025	(1,415)	14,532	1,963

Discontinued operations (Note D)
Net income from discontinued operations, net of tax	—	566	—	1,941
Loss on sale of discontinued operations, net of tax	—	(18,272)	—	(18,272)

	—	(17,706)	—	(16,331)

Net income (loss)	$10,025	$(19,121)	$14,532	$(14,368)

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities of continuing operations
Net income (loss)	$14,532	$(14,368)
Less:
Net income from discontinued operations, net of tax	—	1,941
Loss on sale of discontinued operations, net of tax	—	(18,272)

Net income from continuing operations	14,532	1,963

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	18,128	16,536
Amortization of deferred financing costs and debt discount	1,213	962
Deferred income taxes	1,260	(4,115)
Gain on sale of Mexican land and building	(1,764)	—
Non-cash write off of deferred financing costs	—	2,625
Non-cash asset write-downs described in Notes C and E	—	5,752
Non-cash trademark impairment loss described in Note F	3,600	—
Other non-cash, net	2,235	2,180
Changes in operating assets and liabilities
Accounts receivable	(48,226)	(17,400)
Inventories	8,299	885
Other current assets	3,575	626
Accounts payable	10,915	(2,663)
Accrued expenses and other current liabilities	(471)	2,403
Other assets	98	(1,534)
Other long-term liabilities	2,771	1,351

Net cash provided by operating activities of continuing operations	16,165	9,571

Cash flows from investing activities of continuing operations
Proceeds from sale of Mexican land and building (Note E)	6,685	—
Acquisition of ASC Industries, Inc., net of cash acquired	—	(121,002)
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	—	36,300
Capital expenditures	(14,706)	(10,285)
Proceeds from sale of other property, plant and equipment	776	1,397

Net cash used in investing activities of continuing operations	(7,245)	(93,590)

Cash flows from financing activities of continuing operations
Issuances of debt	11,790	113,000
Debt repayments	(47,985)	(277)
Financing fees	—	(3,636)
Shareholder’s equity contributions	—	8,600

Net cash (used in) provided by financing activities of continuing operations	(36,195)	117,687

Discontinued operations
Net cash used in operating activities of discontinued operations	—	(939)
Net cash used in investing activities of discontinued operations	—	(2,123)
Effect of currency exchange rate change on cash of discontinued operations	—	134

Effect of currency exchange rate changes on cash	(28)	44

Net (decrease) increase in cash and cash equivalents	(27,303)	30,784

Cash and cash equivalents at beginning of year	31,523	26,182

Less cash and cash equivalents of discontinued operations at end of period	—	2,318

Cash and cash equivalents of continuing operations at end of period	$4,220	$54,648

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		8,600			8,600
Recognition of stock based compensation expense		829			829
Comprehensive loss
Net loss			(14,368)		(14,368)	$(14,368)
Other comprehensive income
Interest rate swaps				558	558	558
Foreign currency adjustment				1,413	1,413	1,413
Minimum pension liability adjustment				597	597	597

Total comprehensive loss						$(11,800)

Balance at June 30, 2006	$—	$273,065	$3,178	$1,732	$277,975

Balance at January 1, 2007	$—	$273,749	$(26,433)	$(2,534)	$244,782
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		2,240			2,240
Tax effect of exercise of Holdco stock options		471			471
Comprehensive income
Net income			14,532		14,532	$14,532
Other comprehensive loss
Interest rate swaps				(148)	(148)	(148)
Foreign currency adjustment				(228)	(228)	(228)

Total comprehensive income						$14,156

Balance at June 30, 2007	$—	$276,460	$(12,238)	$(2,910)	$261,312

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At June 30, 2007, affiliates of The Carlyle Group owned 91.7% of Holdco’s common stock, and the remainder was owned by certain members of UCI’s senior management and board of directors. As of June 30, 2007, Holdco had $249.5 million of Floating Rate Senior PIK Notes ( the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The Holdco Notes are not recorded on UCI’s balance sheets and the related interest expense is not included in UCI’s income statements. See Note M.
On May 25, 2006, UCI acquired all of the capital stock of ASC Industries, Inc. and its subsidiaries (“ASC”). See Note B.
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
The December 31, 2006 consolidated balance sheet has been derived from the audited financial statements included in UCI’s annual report on Form 10-K for the year ended December 31, 2006. The financial statements at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited. In the opinion of UCI, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE B — ACQUISITION OF ASC INDUSTRIES, INC.
On May 25, 2006 (the “ASC Acquisition Date”), UCI acquired all of the outstanding capital stock of ASC Industries, Inc. and its subsidiaries. This transaction is referred to herein as the “ASC Acquisition.”
The ASC Acquisition is accounted for under the purchase method of accounting and, accordingly, the results of operations of ASC have been included in UCI’s results beginning on the ASC Acquisition Date.
For all periods prior to April 1, 2007, the information included herein has been prepared based on an allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. In the second quarter of 2007, the allocation of the ASC Acquisition purchase price was finalized. The impact of finalizing the allocation was not material.
The final allocation of the ASC Acquisition purchase price follows (in millions):

Cash	$3.7
Accounts receivable	11.4
Inventory	40.8
Property, plant and equipment	27.3
Acquired intangible assets	18.6
Goodwill	74.9
Other assets	2.2
Accounts payable and accrued liabilities	(25.5)
Notes payable	(10.0)
Capital lease obligations	(1.2)
Other liabilities	(5.0)
Deferred income taxes	(9.8)

$127.4

For information regarding the purchase price of the ASC Acquisition, the preliminary allocation of that purchase price and the financing for the ASC Acquisition, see UCI’s annual report on Form 10-K for the year ended December 31, 2006.
Pro Forma Information
The unaudited pro forma income statement information presented below is based on the historical income statements of UCI and ASC and have been adjusted on a pro forma basis to give effect to the ASC Acquisition and the related financing as if they had occurred on January 1, 2006. The pro forma adjustments give effect to (i) the allocation of the ASC Acquisition purchase price, (ii) UCI’s ASC Acquisition related financing, and (iii) the repayment by ASC of $81.6 million of ASC debt and other ASC obligations from the proceeds received in connection with the ASC Acquisition.
The unaudited pro forma financial information does not purport to represent what the results of operations would have been had the ASC Acquisition occurred as of the date indicated, or what results will be in future periods.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Pro forma financial information for the three and six months ended June 30, 2006 is as follows (in millions):

	Three Months ended	Six Months ended
	June 30, 2006	June 30, 2006
Net sales	$245.9	$486.8
Operating income	10.4	22.3
Net income (loss) from continuing operations	(0.3)	(2.7)
Net income (loss)	(18.0)	(19.1)
The pro forma results include the losses described in Notes C, E and M.
NOTE C — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS AND RESULTING ASSET IMPAIRMENT LOSSES
Before the ASC Acquisition, UCI manufactured and distributed water pumps for all market channels. UCI is in the final stages of integrating its pre-acquisition water pump operations with the water pump operations of ASC. All domestic water pump manufacturing has been combined at ASC’s manufacturing facilities. UCI’s pre-acquisition water pump facility was closed as of July 2007.
2006 Background Information
The water pump integration process began in June of 2006. In the full year 2006, UCI recorded a total of $10.9 million of expenses related to this integration. $3.9 million of the $10.9 million was recorded in “Cost of sales” and $7.0 million was recorded in “Costs of integration of water pump operations and resulting asset impairment losses.” These expenses included: ( i) impairment of land, building and equipment, (ii) employee severance, (iii) write-off of component parts that will not be usable when all production is transitioned to the ASC product design, (iv) costs and operating inefficiencies caused by the wind-down of the pre-acquisition water pump facility, and (v) other costs directly related to completing the integration.
2007 Update
In 2007, UCI recorded additional pre-tax expenses and a gain related to the water pump integration. These are presented in the table below. For the six months ended June 30, 2007, $0.5 million of these costs are included in “Costs of integration of water pump operations and resulting asset impairment losses” in the income statement, and $2.7 million of these costs are included in “Cost of sales.” The amounts in the following table are in millions.

	Three Months ended	Six Months ended
	June 30, 2007	June 30, 2007
Severance	$(0.7)	$(1.4)
Pension plan curtailment gain	0.9	0.9
Production wind-down costs	(0.8)	(1.3)
Other directly related costs	(0.9)	(1.4)

	$(1.5)	$(3.2)

The after-tax effect of these items is a net loss of $0.9 million and $2.0 million in the three and six month periods of 2007, respectively.
The $1.3 million of production wind-down costs presented in the table above include inefficiencies and unabsorbed overhead resulting from extraordinarily low levels of production during the second quarter wind-down. By the end of the second quarter, UCI ceased production at the pre-ASC Acquisition water pump facility.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The $1.4 million of other costs presented in the table above include transportation expenses and other costs that were directly related to completing the integration.
The following table presents the December 31, 2006 and June 30, 2007 accrued severance and other accrued liabilities balances related to the water pump integration costs. The amounts are in millions of dollars.

	Accrued	Other
	severance	liabilities
December 31, 2006 balance	$1.4	$0.2
Additional loss provision	1.4	—
Payments	(1.3)	(0.2)

June 30, 2007 balance	$1.5	$—

In addition to the $1.4 million of severance expense recorded in the first half of 2007, $1.7 million was recorded in the full year 2006 and less than $0.1 million more will be recorded over the remaining 2007 employment periods of the affected employees. Of the total $3.1 million of severance cost, $0.3 million was paid in 2006, and $1.3 million was paid in the first half of 2007. The rest will be paid in the third quarter of 2007.
2006 Second Quarter Loss Provision
In the second quarter of 2006, UCI recorded the following pre-tax expenses and losses (in millions):

Severance	$0.3
Land, building, & equipment impairment losses	4.3

$4.6

The after-tax effect of these losses was a loss of $2.9 million.
NOTE D — DISCONTINUED OPERATIONS
2006 Sales of Operations
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. These operations were sold to two separate buyers for a combined $33.4 million in cash, net of fees and expenses. In connection with the driveline components transaction, UCI retained $4.9 million of pension liabilities. In the second quarter of 2006, UCI recorded an $18.3 million after tax loss on the sale of these discontinued operations.
On November 30, 2006, UCI sold its lighting systems operation for $37.2 million in cash, net of fees and expenses. The final sale price is subject to certain post-closing adjustments, including an increase or decrease dependent on finalization of net working capital, which is expected to occur in the second half of 2007. In addition, the sale price will be increased by approximately $2.0 million, as a result of the post-closing sale of a lighting systems building, which occurred in the third quarter of 2007. Also, if the lighting systems operation makes structural changes to its pension plan before March 2008, and if such changes result in a reduction in the actuarially determined deficit, the final sale price could increase by up to an additional $2.2 million. Any adjustment in sale price results in a commensurate adjustment to the pre-tax gain on the sale of the lighting systems operation. Accordingly, in connection with the 2007 third quarter sale of the lighting systems building mentioned above, in the third quarter of 2007, UCI will record a net gain of approximately $2.0 million.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2006 Results of Discontinued Operations
The operating results of all three of the sold operations are presented as discontinued operations in the income statements for the three and six months ended June 30, 2006. Net sales and income before income taxes for these discontinued operations is presented below (in millions):

	Three Months ended	Six Months ended
	June 30, 2006	June 30, 2006
Net sales	$50.1	$99.1
Income before income taxes	2.0	4.6
The pre-tax income presented in the above table includes deductions for allocated interest expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2006, respectively. Interest expense is allocated to discontinued operations in accordance with EITF Issue No. 87-24, which requires allocation of interest expense to discontinued operations to the extent UCI is required to repay debt as a result of a disposition transaction.
NOTE E — COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS AND GAIN FROM SALE OF ASSETS
2006 Loss Provision
The following table summarizes the costs of closing facilities, for the second quarter of 2006 and the six months ended June 30, 2006 (in millions):

	Asset
	Write-downs	Severance	Other	Total
Second quarter of 2006 losses
Closure of Canadian facility	$(0.1)	$—	$—	$(0.1)
Closure of Mexican facility	1.0	2.0	1.2	4.2

	$0.9	$2.0	$1.2	$4.1

Six months ended June 30, 2006 losses
Closure of Canadian facility	$0.4	$0.4	$0.1	$0.9
Closure of Mexican facility	1.0	2.0	1.6	4.6

	$1.4	$2.4	$1.7	$5.5

Closure of Canadian facility
In March 2006, UCI decided to close its Canadian facility, which manufactured and distributed mechanical fuel pumps. This production and distribution was transferred to UCI’s fuel pump operations in Fairfield, Illinois.
Closure activities began in the second quarter of 2006 and were completed in the third quarter of 2006. The severance and other costs were paid in the second and third quarters of 2006.
After tax, the combined loss for the above closure-related costs was $0.6 million.
Closure of Mexican facility
In April 2006, UCI announced its plan to close its Mexican filter manufacturing plant and transfer production to its Albion, Illinois filter manufacturing facility. The shutdown and transfer of production began in the second quarter and was, for the most part, completed by the end of the third quarter of 2006. The Mexican plant ceased operations in the third quarter of 2006.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In the first quarter of 2006, UCI incurred $0.4 million of professional fees and other costs related to closing the Mexican plant and consolidating operations in Illinois.
In the second quarter of 2006, UCI recorded an additional pre-tax loss of $4.2 million related to closing the Mexican plant and consolidating operations in Illinois. This loss included $2.0 million for severance costs, $1.0 million of non-cash equipment and inventory write-offs and $1.2 million of other cash costs, which were primarily for equipment dismantling and transportation costs.
After tax, the combined 2006 first and second quarter loss was $2.9 million.
2007 Update
In the first quarter of 2007, UCI sold the land and building and certain building improvements, which were formerly used by the Mexican manufacturing operation. The sale proceeds were $6.7 million, net of fees and expenses. The $4.5 million net book value of the land and building was classified as “Assets held for sale” in the December 31, 2006 balance sheet. The $0.4 million of building improvements were classified as “Property, plant and equipment, net.” In the first quarter of 2007, UCI recorded a $1.8 million pre-tax gain on the sale. Also in the first quarter and second quarter of 2007, UCI incurred $0.1 million and $0.1 million, respectively, of additional costs associated with the closure of the Mexican facility.
NOTE F — TRADEMARK IMPAIRMENT LOSS
In the second quarter of 2007, UCI recognized a trademark impairment loss of $3.6 million. This non-cash loss was due to a customer’s decision to market a significant portion of UCI-supplied products under the customer’s own private label brand, instead of UCI’s brand. The customer’s decision to market using its own private label brand is not expected to affect sales of these products.
NOTE G — TERMINATION OF PAY-ON-SCAN PROGRAM
Until the second quarter of 2007, a portion of the products sold to AutoZone, Inc. (“AutoZone”) were sold under an AutoZone program called Pay-on-Scan. Under this program, UCI retained title to its products at AutoZone locations, and a sale was not recorded until an AutoZone customer purchased the product. In the second quarter of 2007, AutoZone and UCI terminated the Pay-on-Scan program for these UCI products. Accordingly, sales of these products are now recorded when the product is received at an AutoZone location.
As part of the termination of the Pay-on-Scan program, AutoZone purchased all of the products at its locations that were previously under the Pay-on-Scan program. In the second quarter of 2007, UCI recorded $12.1 million of sales for these products. This receivable is included in “Accounts receivable, net” in the 2007 balance sheet.
NOTE H — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables to several factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements, at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $46.0 million and $14.6 million of receivables during the six months ended June 30, 2007 and 2006, respectively.
If receivables had not been factored, $35.3 million and $20.6 million of additional receivables would have been outstanding at June 30, 2007 and 2006, respectively. The 2006 amount includes $10.8 million sold by ASC prior to the ASC Acquisition Date.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $0.8 million and $1.2 million in the three and six months ended June 30, 2007, respectively, and $0.2 million and $0.3 million in the three and six months ended June 30, 2006, respectively. These costs are recorded in the income statements in “Miscellaneous, net.”
NOTE I — INVENTORIES
The components of inventory are as follows (in millions):

	June 30,	December 31,
	2007	2006
Raw materials	$47.6	$47.2
Work in process	35.3	32.7
Finished products	84.2	97.8
Valuation reserves	(17.4)	(19.7)

	$149.7	$158.0

NOTE J — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	June 30,	December 31,
	2007	2006
Salaries and wages	$3.1	$2.9
Bonuses	3.8	7.5
Vacation pay	5.0	4.5
Product returns	28.0	28.6
Rebates, credits and discounts due customers	12.0	10.2
Insurance	10.6	10.2
Taxes payable	11.2	9.3
Interest	3.2	3.7
Other	21.4	22.1

	$98.3	$99.0

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE K — PRODUCT RETURNS LIABILITY
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
The changes in UCI’s product returns liability are as follows (in millions):

	Six Months ended June 30,
	2007	2006
Beginning of year	$28.6	$26.2
Addition due to ASC Acquisition	—	1.5
Cost of unsalvageable parts	(24.4)	(24.2)
Additional reductions to sales	23.8	22.5

End of period	$28.0	$26.0

NOTE L — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Service cost	$1.6	$1.9	$3.2	$3.8
Interest cost	2.9	2.9	5.9	5.8
Expected return on plan assets	(3.4)	(3.2)	(7.0)	(6.4)
Amortization of prior service cost and unrecognized loss	—	0.2	0.1	0.3
Curtailment gain	(0.9)	—	(0.9)	—

	$0.2	$1.8	$1.3	$3.5

As a result of closing one of UCI’s water pump operations (see Note C), in the second quarter of 2007, UCI recorded a $0.9 million curtailment gain. This gain is included in “Costs of integration of water pump operations and resulting asset impairment losses” in the 2007 income statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M — DEBT
UCI’s debt is summarized as follows (in millions):

	June 30,	December 31,
	2007	2006
Notes payable	$11.0	$8.6
Revolving credit borrowings	1.8	—
Capital lease obligations	1.8	1.1
Term loan	225.0	265.0
Senior subordinated notes	230.0	230.0
Unamortized debt discount	(3.8)	(4.1)

	465.8	500.6

Less
Short-term borrowings	12.8	8.6
Current maturities	0.6	0.5

Long-term debt	$452.4	$491.5

In the three months ended March 31, 2007, UCI used cash on hand to voluntarily repay $40.0 million of its term loan. As a result of this voluntary early repayment, UCI recorded a $0.4 million accelerated write-off of deferred financing costs. This cost is included in “Interest expense, net” in the income statement for the six months ended June 30, 2007.
In connection with the ASC Acquisition, in May 2006, UCI entered into an Amended and Restated Credit Agreement, which replaced UCI’s previously existing senior credit facility, and provided for additional borrowing capacity of up to $113 million. In addition to new borrowings to finance a portion of the ASC Acquisition purchase price, UCI replaced the $217 million term loan that was outstanding under its previously existing senior credit facility with a term loan borrowing under the new credit facility. In May 2006, UCI recorded a $2.6 million loss to write off the unamortized deferred financing costs related to the previously outstanding debt, which was replaced by the borrowing under the new credit facility. This $2.6 million loss has been recorded as “Write-off of deferred financing costs” in the income statements for the three and six months ended June 30, 2006.
The debt set forth above does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. Interest on the Holdco Notes is payable “in kind” through December 2011, so that Holdco has no cash interest payments until that date.
NOTE N — CONTINGENCIES
Environmental
UCI is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.9 million accrued at June 30, 2007 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

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
NOTE O — INCOME TAXES
Adoption of FIN 48
On January 1, 2007, UCI adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The effect was immaterial to UCI’s financial statements.
As of the adoption date, UCI had tax effected unrecognized benefits of $3.2 million, of which $2.1 million, if recognized, would change the effective tax rate.
While most of UCI’s business is conducted within the United States, UCI also conducts business in several foreign countries. As a result, UCI and/or one or more of its subsidiaries files income tax returns in the U.S. federal tax jurisdiction and in many state and foreign tax jurisdictions. In the normal course of business, UCI is subject to examination by tax authorities in these tax jurisdictions. With few exceptions, UCI is not subject to examination by federal, state or foreign tax authorities for tax years ending on or before 2002. Other than routine inquiries, UCI and its subsidiaries are not currently under examination by tax authorities.
UCI expects the total unrecognized tax benefits to decline by approximately $0.7 million during the next 12 months. This decline, which is due to the turnaround of a temporary timing difference, will not impact the effective tax rate.
Intercompany payable to Holdco and net operating loss utilization
In 2007, for Federal and for certain state tax purposes, UCI will be included in consolidated tax returns with Holdco. In the first half of 2007, Holdco’s taxable losses partially offset UCI’s current taxable income. For the portion of UCI’s current taxable income that was not offset by Holdco losses, UCI’s net operating loss carryforwards were utilized. Accordingly, for the first half of 2007, UCI has recorded a $5.4 million payable to Holdco and has reduced its net operating loss carryforwards by $4.1 million.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE P — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
United States	$221.0	$198.2	$422.1	$379.9
Mexico	10.3	9.8	19.9	19.1
Canada	9.0	6.0	17.2	12.9
United Kingdom	3.5	3.0	7.0	5.5
Germany	1.0	0.9	2.1	2.2
Spain	1.2	0.9	2.2	1.9
France	1.6	2.3	4.1	4.4
Venezuela	1.3	0.9	3.3	2.0
Other	10.7	8.5	20.5	17.2

	$259.6	$230.5	$498.4	$445.1

Net long-lived assets by country are as follows (in millions):

	June 30,	December 31,
	2007	2006
United States	$233.6	$244.4
China	23.6	20.8
Mexico	8.6	12.4
Spain	2.8	3.2
Goodwill	241.5	239.8

	$510.1	$520.6

NOTE Q — STOCK OPTIONS
In the first quarter of 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the then outstanding stock options and also lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $0.2 million and $1.1 million more expense in the three and six months ended June 30, 2007, respectively, than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years. Total expense related to stock options was $0.6 million and $2.2 million, respectively, for the three and six months ended June 30, 2007, and $0.4 million and $0.8, respectively, for the three and six months ended June 30, 2006.
In the first half of 2007, UCI employees exercised options to purchase 113,666 shares of Holdco common stock.
NOTE R — OTHER INFORMATION
At June 30, 2007, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Interest	$15.0	$14.8	$20.5	$18.8
Income taxes (net of refunds)	—	2.5	(1.0)	2.8
The components of other comprehensive income (loss) for the six months ended June 30, 2007 and 2006 are as follows (in millions):

	Six Months ended June 30,
	2007		2006
	Pre-tax	After-tax	Pre-tax	After-tax
Interest rate swaps	$(0.2)	$(0.1)	$0.9	$0.6
Foreign currency adjustment	(0.4)	(0.2)	1.7	1.4
Pension liability adjustment	—	—	1.0	0.6
In the six months ended June 30, 2007, approximately $9 million of aluminum castings and other materials were purchased from related parties. The related parties are UCI’s joint venture partner in China and its affiliates. UCI owns 51% of this joint venture.
Minority interest income was $0.1 million and $0.2 million for the three months ended June 30, 2007, and 2006, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. Minority interest income is recorded in “Miscellaneous, net” in the income statements.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Balance Sheet
June 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$4,220	$—	$47	$1,589	$2,584
Accounts receivable, net	277,222	—	—	263,871	13,351
Inventories, net	149,725	—	—	130,080	19,645
Deferred tax assets	30,638	—	1,541	29,114	(17)
Other current assets	26,035	—	7,918	9,354	8,763

Total current assets	487,840	—	9,506	434,008	44,326

Property, plant and equipment, net	164,868	—	1,270	130,868	32,730
Investment in subsidiaries		(224,450)	210,864	13,586	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	88,047	—	12,925	75,122	—
Deferred financing costs, net	4,413	—	4,413	—	—
Pension and other assets	9,714	—	365	9,174	175
Assets held for sale	1,600	—	—	1,600	—

Total assets	$997,943	$(224,450)	$480,804	$664,358	$77,231

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$103,635	$—	$654	$87,981	$15,000
Short-term borrowings	12,762	—	1,750	—	11,012
Current maturities of long-term debt	593	—	324	269	—
Accrued expenses and other current liabilities	98,324	—	17,830	74,435	6,059

Total current liabilities	215,314	—	20,558	162,685	32,071

Long-term debt, less current maturities	452,404	—	451,862	542	—
Pension and other postretirement liabilities	38,609	—	—	37,287	1,322
Deferred tax liabilities	17,895	—	15,010	865	2,020
Due to Holdco	4,690	—	4,690	—	—
Minority interest	3,260	—	—	—	3,260
Other long-term liabilities	4,459	—	—	3,853	606
Intercompany payables (receivables)		—	(272,628)	270,994	1,634

Total shareholder’s equity	261,312	(224,450)	261,312	188,132	36,318

Total liabilities and shareholder’s equity	$997,943	$(224,450)	$480,804	$664,358	$77,231

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$259,569	$(16,939)	$—	$246,884	$29,624
Cost of sales	200,190	(16,939)	—	189,480	27,649

Gross profit	59,379	—	—	57,404	1,975

Operating (expense) income
Selling and warehousing	(14,903)	—	(186)	(13,270)	(1,447)
General and administrative	(11,818)	—	(4,177)	(6,180)	(1,461)
Amortization of acquired intangible assets	(1,831)	—	—	(1,831)	—
Costs of integration of water pump operations and resulting asset impairment losses	256	—	—	256	—
Costs of closing facilities and consolidating operations and gain from sale of assets	(101)	—	—	117	(218)
Trademark impairment loss	(3,600)	—	—	(3,600)	—

Operating income (loss)	27,382	—	(4,363)	32,896	(1,151)

Other (expense) income
Interest expense, net	(10,177)	—	(10,040)	(6)	(131)
Intercompany interest		—	7,680	(7,446)	(234)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(754)	—	—	(821)	67

Income (loss) before income taxes	15,951	—	(7,223)	24,623	(1,449)
Income tax (expense) benefit	(5,926)	—	2,332	(9,145)	887

Increase (decrease) before equity in earnings of subsidiaries	10,025	—	(4,891)	15,478	(562)

Equity in earnings of subsidiaries		(14,240)	14,916	(676)	—

Net income (loss)	$10,025	$(14,240)	$10,025	$14,802	$(562)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$230,482	$(6,141)	$—	$215,272	$21,351
Cost of sales	183,670	(6,141)	—	171,560	18,251

Gross profit	46,812	—	—	43,712	3,100

Operating (expense) income
Selling and warehousing	(14,966)	—	(383)	(13,370)	(1,213)
General and administrative	(9,729)	—	(3,609)	(4,569)	(1,551)
Amortization of acquired intangible assets	(1,745)	—	—	(1,745)	—
Costs of integration of water pump operations and resulting asset impairment losses	(4,600)	—	—	(4,600)	—
Costs of closing facilities and consolidating operations	(4,069)	—	—	(3,806)	(263)

Operating income (loss)	11,703	—	(3,992)	15,622	73

Other (expense) income
Interest expense, net	(10,635)	—	(10,706)	115	(44)
Intercompany interest		—	10,432	(9,869)	(563)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	9	—	—	14	(5)

Income (loss) before income taxes	(2,048)	—	(7,391)	5,882	(539)
Income tax benefit (expense)	633	—	1,692	(1,896)	837

Decrease (increase) from continuing operations before equity in earnings of subsidiaries	(1,415)	—	(5,699)	3,986	298

Equity in earnings of subsidiaries		(3,919)	4,850	(931)	—

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	566	—	—	946	(380)
Loss on sale of discontinued operations, net of tax	(18,272)	—	(18,272)	—	—

Net (loss) income	$(19,121)	$(3,919)	$(19,121)	$4,001	$(82)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$498,417	$(28,468)	$—	$471,566	$55,319
Cost of sales	389,481	(28,468)	—	366,081	51,868

Gross profit	108,936	—	—	105,485	3,451

Operating (expense) income
Selling and warehousing	(30,955)	—	(372)	(28,050)	(2,533)
General and administrative	(26,110)	—	(8,570)	(14,383)	(3,157)
Amortization of acquired intangible assets	(3,609)	—	—	(3,609)	—
Costs of integration of water pump operations	(474)	—	—	(474)	—
Costs of closing facilities and consolidating operations and gain from sale of assets	1,546	—	—	—	1,546
Trademark impairment loss	(3,600)	—	—	(3,600)	—

Operating income (loss)	45,734	—	(8,942)	55,369	(693)

Other (expense) income
Interest expense, net	(20,863)	—	(20,524)	(58)	(281)
Intercompany interest		—	16,000	(15,465)	(535)
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(1,055)	—	—	(1,231)	176

Income (loss) before income taxes	22,816	—	(14,466)	38,615	(1,333)
Income tax (expense) benefit	(8,284)	—	5,295	(14,401)	822

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	14,532	—	(9,171)	24,214	(511)

Equity in earnings of subsidiaries		(22,664)	23,703	(1,039)	—

Net income (loss)	$14,532	$(22,664)	$14,532	$23,175	$(511)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$445,073	$(11,104)	$—	$417,216	$38,961
Cost of sales	353,148	(11,104)	—	331,651	32,601

Gross profit	91,925	—	—	85,565	6,360

Operating (expense) income
Selling and warehousing	(30,455)	—	(675)	(27,313)	(2,467)
General and administrative	(21,534)	—	(7,554)	(11,007)	(2,973)
Amortization of acquired intangible assets	(2,929)	—	—	(2,929)	—
Costs of integration of water pump operations and resulting asset impairment losses	(4,600)	—	—	(4,600)	—
Costs of closing facilities and consolidating operations	(5,462)	—	—	(4,208)	(1,254)

Operating income (loss)	26,945	—	(8,229)	35,508	(334)

Other (expense) income
Interest expense, net	(19,939)	—	(20,148)	258	(49)
Intercompany interest		—	20,324	(19,194)	(1,130)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(55)	—	—	(63)	8

Income (loss) before income taxes	3,326	—	(11,678)	16,509	(1,505)
Income tax (expense) benefit	(1,363)	—	3,199	(5,961)	1,399

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	1,963	—	(8,479)	10,548	(106)

Equity in earnings of subsidiaries		(11,546)	12,383	(837)	—

Discontinued operations
Net income from discontinued operations, net of tax	1,941	—	—	1,509	432
Loss on sale of discontinued operations, net of tax	(18,272)	—	(18,272)	—	—

Net income (loss)	$(14,368)	$(11,546)	$(14,368)	$11,220	$326

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by (used in) operating activities	$16,165	$—	$8,216	$11,903	$(3,954)

Cash flows from investing activities
Proceeds from sale of Mexican land and building	6,685	—	—	—	6,685
Capital expenditures	(14,706)	—	(11)	(9,060)	(5,635)
Proceeds from sale of other property, plant and equipment	776	—	—	693	83

Net cash (used in) provided by investing activities	(7,245)	—	(11)	(8,367)	1,133

Cash flows from financing activities
Issuances of debt	11,790	—	1,750	—	10,040
Debt repayments	(47,985)	—	(40,120)	(180)	(7,685)

Net cash (used in) provided by financing activities	(36,195)	—	(38,370)	(180)	2,355

Effect of currency exchange rate changes on cash	(28)	—	—	—	(28)

Net (decrease) increase in cash and cash equivalents	(27,303)	—	(30,165)	3,356	(494)

Cash and cash equivalents at beginning of year	31,523	—	30,212	(1,767)	3,078

Cash and cash equivalents at end of period	$4,220	$—	$47	$1,589	$2,584

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note T (continued)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by (used in) operating activities of continuing operations	$9,571	$—	$(3,865)	$6,318	$7,118

Cash flows from investing activities of continuing operations
Acquisition of ASC Industries, Inc., net of cash acquired	(121,002)	—	(121,002)	—	—
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	36,300	—	36,300	—	—
Capital expenditures	(10,285)	—	(1,525)	(6,768)	(1,992)
Proceeds from sale of other property, plant and equipment	1,397	—	—	997	400

Net cash used in investing activities of continuing operations	(93,590)	—	(86,227)	(5,771)	(1,592)

Cash flows from financing activities of continuing operations
Issuances of debt	113,000	—	113,000	—	—
Debt repayments	(277)	—	—	—	(277)
Financing fees	(3,636)	—	(3,636)	—	—
Shareholder’s equity contributions	8,600	—	8,600	—	—

Net cash provided by (used in) financing activities of continuing operations	117,687	—	117,964	—	(277)

Discontinued operations
Net cash used in operating activities of discontinued operations	(939)	—	—	369	(1,308)
Net cash used in investing activities of discontinued operations	(2,123)	—	—	(806)	(1,317)
Effect of currency exchange rate on cash of discontinued operations	134	—	—	—	134

Effect of currency exchange rate changes on cash	44	—	—	—	44

Net increase in cash and cash equivalents	30,784	—	27,872	110	2,802

Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Less cash and cash equivalents of discontinued operations at end of period	2,318	—	—	—	2,318

Cash and cash equivalents at end of period	$54,648	$—	$47,901	$1,417	$5,330

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

Under this program, we retained title to the product at AutoZone locations, and we recorded sales for the product when an AutoZone customer purchased it. In the second quarter of 2007, AutoZone and UCI terminated the Pay-on-Scan program for these products. Accordingly, sales of these products are now recorded when received by AutoZone. We do not expect this change to have a material effect on our on-going financial results.
As part of the termination of the Pay-on-Scan program, AutoZone purchased all of the products at its locations that were previously under the Pay-on-Scan program. In the second quarter of 2007, we recorded $12.1 million of sales for these products.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices UCI paid for steel stabilized. However, the cost of certain types of steel used by UCI increased again in the third quarter of 2006. It is uncertain whether this trend will continue. We have implemented price increases on certain products with high steel content, but these existing price increases have not been sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI’s price increases, adversely affected pre-tax income by approximately $2.5 million in 2005 compared to 2004, and $0.5 million in 2006 compared to 2005. The impact of higher steel prices, net of our price increases, adversely affected pre-tax income by approximately $0.9 million and $0.4 million in the first and second quarter of 2007, respectively, compared to the corresponding quarters of 2006. The impact of steel costs, net of our price increases, is forecasted to be approximately $2.0 million unfavorable for the full year 2007 compared to 2006. This forecast is based on assumptions regarding the future cost of steel and our ability to increase selling prices on products with high steel content. Actual events could vary significantly from our assumptions. Consequently, the actual effect of higher steel costs could be significantly different than our forecast.
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
Recent Developments
On March 14, 2007, Charles T. Dickson resigned as Executive Vice President and Chief Financial Officer and as a member of the Board of Directors of UCI. His resignation was effective as of March 30, 2007. David Barron served as acting Chief Financial Officer from March 30, 2007 until June 11, 2007, when Daniel J. Johnston was elected as Executive Vice President and Chief Financial Officer. Mr. Johnston had been the Vice President and Chief Financial Officer of Solae, LLC, a manufacturer of soy-based food ingredients, since 2006. From 1994 to 2005, he was employed by United Industries Corporation, a manufacturer of consumer packaged goods, most recently as Executive Vice President and Chief Financial Officer from 2001 to 2005.
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
Impairment of intangible assets and tangible fixed assets. Our goodwill and other intangible assets with indefinite lives are held at historical cost. Our other intangible assets with finite lives and tangible fixed assets are held at historical cost, net of amortization and depreciation. We periodically evaluate the realizability of our intangible assets. We also perform a review of these intangible assets and tangible fixed assets if an indicator of impairment, such as an operating loss or a significant adverse change in the business or market place, exists. If we determine that the historical carrying value of any of these assets has been impaired, we record the amount of the impairment as a charge against income. In the second quarter of 2007, UCI recorded a $3.6 million trademark impairment loss. See Note F to the financial statements included in this Form 10-Q.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in UCI’s June 30, 2007 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.9 million accrued at June 30, 2007 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Acquisition of ASC Industries, Inc. On May 25, 2006, UCI acquired ASC Industries, Inc. The results of ASC have been included in UCI’s results since that date. For all periods prior to April 1, 2007, the information included herein has been prepared based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. In the second quarter of 2007, the allocation of the ASC Acquisition purchase price was finalized. The impact of finalizing the allocation was not material.

Results of Operations
The following table is UCI’s unaudited condensed consolidated income statements for the three and six months ended June 30, 2007 and 2006. The amounts are presented in thousands of dollars.

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Net sales	$259,569	$230,482	$498,417	$445,073
Cost of sales	200,190	183,670	389,481	353,148

Gross profit	59,379	46,812	108,936	91,925

Operating (expense) income
Selling and warehousing	(14,903)	(14,966)	(30,955)	(30,455)
General and administrative	(11,818)	(9,729)	(26,110)	(21,534)
Amortization of acquired intangible assets	(1,831)	(1,745)	(3,609)	(2,929)
Costs of integration of water pump operations and resulting asset impairment losses	256	(4,600)	(474)	(4,600)
Costs of closing facilities and consolidating operations and gain from sale of assets	(101)	(4,069)	1,546	(5,462)
Trademark impairment loss	(3,600)	—	(3,600)	—

Operating income	27,382	11,703	45,734	26,945

Other (expense) income
Interest expense, net	(10,177)	(10,635)	(20,863)	(19,939)
Write-off of deferred financing costs	—	(2,625)	—	(2,625)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(754)	9	(1,055)	(55)

Income (loss) before income taxes	15,951	(2,048)	22,816	3,326
Income tax (expense) benefit	(5,926)	633	(8,284)	(1,363)

Net income (loss) from continuing operations	10,025	(1,415)	14,532	1,963

Discontinued operations
Net income from discontinued operations, net of tax	—	566	—	1,941
Loss on sale of discontinued operations, net of tax	—	(18,272)	—	(18,272)

	—	(17,706)	—	(16,331)

Net income (loss)	$10,025	$(19,121)	$14,532	$(14,368)

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
Three Months Ended June 30, 2007 compared with the Three Months Ended June 30, 2006
Net sales. Net sales increased $29.1 million, or 12.6%, to $259.6 million in the second quarter of 2007 compared to $230.5 million in the second quarter of 2006. $26.0 million of the increase was due to the inclusion of ASC’s results for the entire 2007 quarter, whereas the 2006 quarter included ASC’s results only for the period after the ASC Acquisition Date. The 2007 ASC sales included $12.1 million of sales to AutoZone in connection with the termination of the Pay-on-Scan program for certain UCI products (described in the “Overview” section of this Management’s Discussion and Analysis).
Excluding ASC’s sales from both the 2007 and 2006 quarters, sales were 1.5% higher in the 2007 quarter compared to the 2006 quarter. This 1.5% increase includes higher sales to the retail and heavy duty channels in the 2007 quarter, partially offset by lower sales to the OEM, original equipment service and traditional channels.
Gross profit. Gross profit, as reported, was $59.4 million for the 2007 quarter and $46.8 million for the 2006 quarter. Both years included special items. The 2007 quarter included $1.8 million of water pump integration costs. The 2006 quarter included $2.2 million of non-cash ASC Acquisition-related charges, which are non-recurring after 2006.
The $2.2 million non-cash ASC Acquisition-related charges in the 2006 quarter are the result of writing up ASC inventory from cost to market value as required by generally accepted accounting principles in connection with the allocation of the ASC Acquisition purchase price. When the written-up inventory was sold, the higher-valued inventory was charged to cost of sales, thereby decreasing gross profit. If these 2006 sales were of inventory carried at cost, rather than written-up market value, 2006 gross profit would have been $2.2 million higher.
The $1.8 million of water pump integration costs in the 2007 quarter relate to the closing of our previously existing water pump facility and transferring production to ASC. The costs include expenses and operating inefficiencies in connection with the wind-down of our previously existing facility. (See Note C to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit increased to $61.2 million in the 2007 quarter from $49.0 million in the 2006 quarter, and the related gross margin percentage increased to 23.6% in 2007 from 21.3% in 2006.
Higher sales volume in 2007 was a major factor in our gross profit increase. The 2007 gross profit was also favorably impacted by lower warranty expense in 2007 and benefits from our facilities consolidations and other manufacturing cost reduction initiatives. These benefits were partially offset by the cost of inflation-driven wage and other cost increases, including increases in raw materials and increases in freight and utility costs due to the high cost of energy.

Selling and warehousing expenses. Selling and warehousing expenses were $14.9 million in the 2007 quarter, $0.1 million lower than the 2006 quarter. The inclusion of ASC for the entire quarter in 2007, versus only part of the quarter in 2006, increased expenses by $1.1 million. The 2007 expenses also include increases due to the effects of inflation on employee-related and other operating costs. These increases were offset by cost reductions due to 2006 facilities consolidations and headcount reductions made possible by a 2006 investment in system enhancements. Selling and warehousing expenses were 5.7% of sales in the 2007 quarter and 6.5% of sales in the 2006 quarter.
General and administrative expenses. General and administrative expenses were $11.8 million in the 2007 quarter, $2.1 million higher than the 2006 quarter. The inclusion of ASC for the entire quarter in 2007, versus only part of the quarter in 2006, increased expenses by $0.8 million. The 2007 quarter also includes inflation-driven cost increases, and $0.2 million higher employee stock option based compensation expense. Higher professional fees and employee bonuses also contribute to the 2007 increase.
Costs of integration of water pump operations and resulting asset impairment losses. See Note C to the financial statements included in this Form 10-Q.
Costs of closing facilities and consolidating operations and gain from sale of assets. See Note E to the financial statements included in this Form 10-Q.
Trademark impairment loss. See Note F to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $0.5 million lower in the second quarter of 2007 compared to the second quarter of 2006. This decrease was due to less debt resulting from the voluntary prepayments made in the last half of 2006 and the first quarter of 2007, which more than offset the effects of the additional borrowings related to the ASC Acquisition in the second quarter of 2006 and the effect of higher interest rates in 2007.
Write-off of deferred financing costs. See Note M to the financial statements included in this Form 10-Q.
Income tax (expense) benefit. Income tax expense in the 2007 quarter was $6.6 million higher than in the 2006 quarter, due to higher pre-tax income in the 2007 quarter.
Net income (loss) from continuing operations. Due to the factors described above, we reported net income from continuing operations of $10.0 million for the first quarter of 2007 and a net loss of $1.4 million for the first quarter of 2006.
Discontinued operations. In the 2006 quarter, net income from discontinued operations was $0.6 million, and the net loss on the sale of discontinued operations was $18.3 million. Because the discontinued operations were sold in 2006, there are no comparable amounts in UCI’s 2007 results.
Net income (loss). Due to the factors described above, we reported net income of $10.0 million in the 2007 quarter compared to a net loss of $19.1 million in the 2006 quarter.
Six Months Ended June 30, 2007 compared with the Six Months Ended June 30, 2006
Net sales. Net sales increased $53.3 million, or 12.0%, to $498.4 million in the first half of 2007 compared to $445.1 million in the first half of 2006. $50.3 million of the increase was due to the inclusion of ASC’s results for the entire 2007 period, whereas the 2006 period included ASC’s results only for the period after the ASC Acquisition Date. The 2007 ASC sales included $12.1 million of sales to AutoZone in connection with the termination of the Pay-on-Scan program for certain UCI products (described in the “Overview” section of this Management’s Discussion and Analysis). Both the 2007 and 2006 periods included the effects of obtaining new business. The effect of obtaining new business reduced sales in the 2007 period by $6.7 million and increased sales by approximately $4.0 million in the 2006 period. The $6.7 million reduction in the 2007 period was due to accepting returns of the inventory of our customer’s previous supplier, and the $4.0 million increase in the 2006 period was due to the initial stocking of an additional product line at an existing customer.

Excluding ASC’s sales from both the 2007 and 2006 periods, and excluding the non-recurring effects of obtaining new business from both periods, sales were 3.2% higher in 2007 compared to 2006. This 3.2% increase includes higher sales to the retail and heavy duty channels in the 2007 period, partially offset by lower sales to the traditional, OEM and original equipment service channels.
Gross profit. Gross profit, as reported, was $108.9 million for the first half of 2007 and $91.9 million for the first half of 2006. Both years included special items. The 2007 period included $3.5 million of water pump integration costs. The 2006 period included $2.2 million of non-cash ASC Acquisition-related charges, which are non-recurring after 2006. Both periods included the gross margin effects of obtaining the new business discussed above in “Net Sales,” a $4.4 million cost in 2007 and a $0.7 million benefit in 2006.
The $2.2 million non-cash ASC Acquisition-related charges in the 2006 period are the result of writing up ASC inventory from cost to market value as required by generally accepted accounting principles in connection with the allocation of the ASC Acquisition purchase price. When the written-up inventory was sold, the higher-valued inventory was charged to cost of sales, thereby decreasing gross profit. If these 2006 sales were of inventory carried at cost, rather than written-up market value, 2006 gross profit would have been $2.2 million higher.
The $3.5 million of water pump integration costs in the 2007 period relate to the closing of our previously existing water pump facility and transferring production to ASC. The costs include $2.7 million of expenses and operating inefficiencies in connection with the wind-down of our previously existing facility and $0.8 million of costs incurred to minimize the write-off of component parts that will not be usable when all production is transitioned to the ASC product design. (See Note C to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit increased to $116.8 million in the first half of 2007 from $93.4 million in 2006, and the related gross margin percentage increased to 23.1% in 2007 from 21.2% in 2006. (The gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.)
Higher sales volume in 2007 was a major factor in our gross profit increase. The 2007 gross profit was also favorably impacted by lower warranty expense in 2007 and benefits from our facilities consolidations and other manufacturing cost reduction initiatives. These benefits were partially offset by the cost of inflation-driven wage and other cost increases, including increases in raw materials and increases in freight and utility cost due to the high cost of energy.
Selling and warehousing expenses. Selling and warehousing expenses were $31.0 million in the first half of 2007, $0.5 million higher than in 2006. The inclusion of ASC for the entire period in 2007, versus only part of the period in 2006, increased expenses by $2.3 million. The 2007 increase also included the effects of inflation on employee-related and other operating costs. These increases were partially offset by cost reductions due to 2006 facility consolidations and headcount reductions made possible by a 2006 investment in system enhancements. Selling and warehousing expenses were 6.2% of sales in the 2007 period and 6.8% of sales in the 2006 period.
General and administrative expenses. General and administrative expenses were $26.1 million in the first half of 2007, $4.6 million higher than the first half of 2006. $2.0 million of this increase was due to the inclusion of ASC for the entire period in 2007, versus only part of the period in 2006. The 2007 period also includes inflation-driven cost increases, and $1.4 million higher employee stock option based compensation expense.
Of the $1.4 million, $1.1 million of the increase in the stock option related expense is due to accelerating vesting resulting from stock option plan changes. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years.
Costs of integration of water pump operations and resulting asset impairment losses. See Note C to the financial statements included in this Form 10-Q.
Costs of closing facilities and consolidating operations and gain from sale of assets. See Note E to the financial statements included in this Form 10-Q.

Trademark impairment loss. See Note F to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $0.9 million higher in the first half of 2007 compared to the first half of 2006. $0.4 million of this increase related to the accelerated amortization of deferred financing costs associated with the voluntary prepayment of $40 million of debt in 2007. The remaining $0.5 million increase was attributable to higher debt levels and higher interest rates in 2007 compared to 2006.
Write-off of deferred financing costs. See Note M to the financial statements included in this Form 10-Q.
Income tax (expense) benefit. Income tax expense in the first half of 2007 was $6.9 million higher than in the 2006 period, due to higher pre-tax income in the 2007 period.
Net income (loss) from continuing operations. Due to the factors described above, we reported net income from continuing operations of $14.5 million for the first half of 2007 and $2.0 million for the first half of 2006.
Discontinued operations. In the 2006 period, net income from discontinued operations was $1.9 million, and the net loss on the sale of discontinued operations was $18.3 million. Because the discontinued operations were sold in 2006, there are no comparable amounts in UCI’s 2007 results.
Net income (loss). Due to the factors described above, we reported net income of $14.5 million in the first half of 2007 compared to a net loss of $14.4 million in the first half of 2006.
Liquidity and Capital Resources
At June 30, 2007 and December 31, 2006, UCI had $4.2 million and $31.5 million of cash, respectively. Outstanding debt was as follows (in millions):

	June 30,	December 31,
	2007	2006
Notes payable	$11.0	$8.6
Revolving credit borrowings	1.8	—
Capitalized leases	1.8	1.1
Term loan	225.0	265.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	469.6	504.7
Unamortized debt discount	(3.8)	(4.1)

	$465.8	$500.6

In the first quarter of 2007, we used cash on hand to voluntarily repay $40.0 million of the term loan. Because of this prepayment and other prepayments made in 2006, we do not have any required repayments of the senior credit facility term loans until September 2011. UCI’s $230.0 million senior subordinated notes are due in 2013.
Notes payable are routine short-term borrowings by our foreign operations.
The debt discussed above does not include the Holdco Notes. The Holdco Notes do not appear on our balance sheets and the related interest expense is not included in our income statements. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The interest on the Holdco Notes is payable “in kind” until December 2011, so that no cash interest is payable until that date. The outstanding principal balance of the Holdco Notes was $249.5 million at June 30, 2007.

Below is a schedule of required future debt repayments. The 2007 amount is primarily routine repayments of short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

Last six months of 2007	$9.4
2008	4.3
2009	0.4
2010	0.1
2011	100.0
Thereafter	355.4

$469.6

The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of June 30, 2007, UCI had not repurchased any of the senior subordinated notes, although it may, under appropriate market conditions, do so in the future.
Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At the June 30, 2007 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $40.8 million. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.3 million. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes. At June 30, 2007, there were $1.8 million of outstanding revolving credit borrowings and $9.4 million of revolving credit borrowing capacity used to support outstanding letters of credit. This resulted in $63.8 million of unused borrowing capacity at June 30, 2007. At August 13, 2007, there were $8.5 million of outstanding revolving credit borrowings and $9.4 million of revolving credit borrowing capacity used to support outstanding letters of credit. This resulted in $57.1 million of unused borrowing capacity at August 13, 2007.
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
UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with four customers, which has resulted in the sales of $46 million of receivables in the first half of 2007 and $46 million in the 2006 full year period. If receivables had not been factored, there would have been $35.3 million more receivables outstanding at June 30, 2007. At December 31, 2006, if receivables had not been factored, there would have been $18 million more receivables outstanding. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.
Net cash provided by operating activities. Net cash provided by operating activities of continuing operations for the six months ended June 30, 2007 was $16.2 million. Profits, before deducting depreciation and amortization and the $3.6 million non-cash trademark impairment loss, and excluding the $1.8 million gain on the sale of Mexican land and building, generated $35.7 million. An increase in accounts receivable resulted in the use of $48.2 million of cash. This increase was the result of higher sales, normal seasonal increases, and variations in customer mix and programs. Net inventory reductions generated $8.3 million of cash. An increase in accounts payable generated $10.9 million of cash. This increase is due to normal fluctuations in the timing of purchases and payments. Changes in all other assets and liabilities netted to a $9.5 million positive effect on cash.

Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the six months ended June 30, 2007 and 2006 were $14.7 million and $10.3 million, respectively. In 2007, capital expenditures are expected to be in the $34 million to $38 million range, including approximately $8 million in connection with our water pump integration project.
In the first quarter of 2007, we received $6.7 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006. (See Note E to the financial statements included in this Form 10-Q for more information regarding the 2006 shutdown.)
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. We have not evaluated the impact of this statement on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. This statement is effective for fiscal years beginning after November 15, 2007. We have not evaluated the impact of this statement on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese Yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries where cost of sales is translated primarily at historical exchange rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In the first half of 2007, approximately 6% of our net sales were made by our foreign subsidiaries. Their combined net income was not significant. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.
Except for the Chinese subsidiaries, the balance sheets of our foreign subsidiaries, are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statement of shareholder’s equity. For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our income statement. While currency exchange fluctuations between the Chinese Yuan and U.S. dollar impact our income statement, we do not consider this risk material to our financial condition or results of operations. We reduce this exposure to currency fluctuations by borrowing in China in Chinese Yuans and by maintaining cash positions only at levels necessary for operating purposes in those countries.
Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. The majority of our businesses source raw materials and sell their products within their local markets’ currencies and, therefore, have limited transaction exposure. However, as a result of the ASC Acquisition, we are now sourcing a greater amount of the parts we purchase for resale and produce a greater amount of our products in China. In 2007, approximately $90.0 million of the cost of our products sold to North American customers are expected to be bought in China. The currency exchange rate from Chinese Yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate, and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese Yuan strengthening against the U.S. dollar. While a change in the value of the Chinese Yuan versus the U.S. dollar could have a significant effect on the cost of our sales in the future, any change in value would not have an effect in the short term, because of our level of inventory on hand and firm dollar denominated purchase commitments. After such inventory is depleted and purchase commitments fulfilled, however, we could be forced to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event, we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
In the future, we expect to continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of June 30, 2007, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.

Interest Rate Risk
For all of 2006 and through August 10, 2007, we had interest rate swap agreements that effectively converted $80 million of variable rate debt to fixed rate debt. For the 12 months ended August 2008, we have an interest rate swap agreement that effectively converts $40 million of variable rate debt to fixed rate debt. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we paid 4.4%, and received the then current LIBOR on $80 million through August 10, 2007 and we will pay 4.4% and will receive the then current LIBOR on $40 million for the 12-month period ending August 2008.
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

UNITED COMPONENTS, INC.

Date: August 14, 2007	By:	/s/ DANIEL J. JOHNSTON
	Name:	Daniel J. Johnston
	Title:	Chief Financial Officer