Form 10-Q
period 2007-09-30
UNITED COMPONENTS INC
filed 2007-11-14
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
     Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of November 13, 2007.

United Components, Inc.

Index

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets — September 30, 2007 and December 31, 2006
Condensed consolidated income statements — Three and nine months ended September 30, 2007 and 2006
Condensed consolidated statements of cash flows — Nine months ended September 30, 2007 and 2006
Condensed consolidated statements of changes in shareholder’s equity — Nine months ended September 30, 2007 and 2006
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
Signatures
Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	September 30,	December 31,
	2007	2006
Assets

Current assets
Cash and cash equivalents	$15,396	$31,523
Accounts receivable, net	268,102	228,996
Inventories, net	154,222	158,024
Deferred tax assets	27,133	33,920
Other current assets	33,594	29,389

Total current assets	498,447	481,852

Property, plant and equipment, net	167,816	164,621
Goodwill	241,461	239,835
Other intangible assets, net	85,712	95,354
Deferred financing costs, net	4,150	5,310
Pension and other assets	9,757	9,452
Assets held for sale	1,600	6,077

Total assets	$1,008,943	$1,002,501

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$99,588	$92,720
Short-term borrowings	9,967	8,657
Current maturities of long-term debt	611	462
Accrued expenses and other current liabilities	103,551	99,039

Total current liabilities	213,717	200,878

Long-term debt, less current maturities	453,035	491,478
Pension and other postretirement liabilities	35,636	40,430
Deferred tax liabilities	19,956	17,350
Due to Holdco	7,754	—
Minority interest	3,380	3,738
Other long-term liabilities	2,474	3,845

Total liabilities	735,952	757,719

Contingencies – Note N

Shareholder’s equity Common stock	—	—
Additional paid in capital	277,057	273,749
Retained earnings (deficit)	(1,136)	(26,433)
Accumulated other comprehensive income (loss)	(2,930)	(2,534)

Total shareholder’s equity	272,991	244,782

Total liabilities and shareholder’s equity	$1,008,943	$1,002,501

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net sales	$230,742	$238,298	$729,159	$683,371
Cost of sales	177,185	193,173	566,666	546,321

Gross profit	53,557	45,125	162,493	137,050

Operating (expense) income
Selling and warehousing	(15,092)	(14,946)	(46,047)	(45,401)
General and administrative	(10,790)	(9,670)	(36,900)	(31,204)
Amortization of acquired intangible assets	(1,694)	(1,875)	(5,303)	(4,804)
Costs of integration of water pump operations and resulting asset impairment losses (Note C)	(222)	(829)	(696)	(5,429)
Costs of closing facilities and consolidating operations and gain from sale of assets (Note E)	—	(813)	1,546	(6,275)
Trademark impairment loss (Note F)	—	—	(3,600)	—

Operating income	25,759	16,992	71,493	43,937

Other (expense) income
Interest expense, net	(10,175)	(11,804)	(31,038)	(31,743)
Write-off of deferred financing costs (Note M)	—	—	—	(2,625)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	(917)	147	(1,972)	92

Income before income taxes	14,167	4,835	36,983	8,161
Income tax expense	(5,772)	(2,727)	(14,056)	(4,090)

Net income from continuing operations	8,395	2,108	22,927	4,071

Discontinued operations (Note D)
Net income (loss) from discontinued operations, net of tax	—	(46)	—	1,895
Gain (loss) on sale of discontinued operations, net of tax	2,707	—	2,707	(18,272)

	2,707	(46)	2,707	(16,377)

Net income (loss)	$11,102	$2,062	$25,634	$(12,306)

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities of continuing operations
Net income (loss)	$25,634	$(12,306)
Less:
Net income from discontinued operations, net of tax	—	1,895
Gain (loss) on sale of discontinued operations, net of tax	2,707	(18,272)

Net income from continuing operations	22,927	4,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	26,556	25,412
Amortization of deferred financing costs and debt discount	1,634	1,775
Deferred income taxes	6,850	(3,759)
Gain on sale of Mexican land and building	(1,764)	—
Non-cash write off of deferred financing costs	—	2,625
Non-cash asset write-downs described in Notes C and E	—	6,052
Non-cash trademark impairment loss described in Note F	3,600	—
Other non-cash, net	3,368	2,440
Changes in operating assets and liabilities
Accounts receivable	(39,106)	(5,302)
Inventories	3,802	13,875
Other current assets	(3,984)	(703)
Accounts payable	6,868	(14,009)
Accrued expenses and other current liabilities	5,806	1,418
Other assets	(208)	889
Due to Holdco	7,754	—
Other long-term liabilities	(6,237)	531

Net cash provided by operating activities of continuing operations	37,866	35,315

Cash flows from investing activities of continuing operations
Proceeds from sale of Mexican land and building (Note E)	6,685	—
Acquisition of ASC Industries, Inc., net of cash acquired	—	(121,734)
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	2,202	36,300
Capital expenditures	(25,080)	(16,279)
Proceeds from sale of other property, plant and equipment	1,408	1,006

Net cash used in investing activities of continuing operations	(14,785)	(100,707)

Cash flows from financing activities of continuing operations
Issuances of debt	15,367	113,000
Debt repayments	(54,556)	(34,538)
Financing fees	—	(3,636)
Shareholder’s equity contributions	—	8,515

Net cash (used in) provided by financing activities of continuing operations	(39,189)	83,341

Discontinued operations
Net cash used in operating activities of discontinued operations	—	(298)
Net cash used in investing activities of discontinued operations	—	(2,653)
Effect of currency exchange rate change on cash of discontinued operations	—	137

Effect of currency exchange rate changes on cash	(19)	78

Net (decrease) increase in cash and cash equivalents	(16,127)	15,213

Cash and cash equivalents at beginning of year	31,523	26,182
Less cash and cash equivalents of discontinued operations at end of period	—	2,236

Cash and cash equivalents of continuing operations at end of period	$15,396	$39,159

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		8,515			8,515
Recognition of stock based compensation expense		1,174			1,174
Comprehensive loss
Net loss			(12,306)		(12,306)	$(12,306)
Other comprehensive income
Interest rate swaps				199	199	199
Foreign currency adjustment				1,699	1,699	1,699
Minimum pension liability adjustment				598	598	598

Total comprehensive loss						$(9,810)

Balance at September 30, 2006	$—	$273,325	$5,240	$1,660	$280,225

Balance at January 1, 2007	$—	$273,749	$(26,433)	$(2,534)	$244,782
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		2,837			2,837
Tax effect of exercise of Holdco stock options		471			471
Comprehensive income
Net income			25,634		25,634	$25,634
Other comprehensive loss
Interest rate swaps				(361)	(361)	(361)
Foreign currency adjustment				(35)	(35)	(35)

Total comprehensive income						$25,238

Balance at September 30, 2007	$—	$277,057	$(1,136)	$(2,930)	$272,991

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At September 30, 2007, affiliates of The Carlyle Group owned 91.6% of Holdco’s common stock, and the remainder was owned by certain members of UCI’s senior management and board of directors. As of September 30, 2007, Holdco had $257.0 million of Floating Rate Senior PIK Notes ( the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The Holdco Notes are not recorded on UCI’s balance sheets and the related interest expense is not included in UCI’s income statements. See Note M.
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
The December 31, 2006 consolidated balance sheet has been derived from the audited financial statements included in UCI’s annual report on Form 10-K for the year ended December 31, 2006. The financial statements at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of UCI, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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
For all periods prior to April 1, 2007, the information included herein has been based on an allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. In the second quarter of 2007, the allocation of the ASC Acquisition purchase price was finalized. The impact of finalizing the allocation was not material.
The final allocation of the ASC Acquisition purchase price is as follows (in millions):

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
Pro Forma Information
The unaudited pro forma income statement information presented below is based on the historical income statements of UCI and ASC and has been adjusted on a pro forma basis to give effect to the ASC Acquisition and the related financing as if they had occurred on January 1, 2006. The pro forma adjustments give effect to (i) the allocation of the ASC Acquisition purchase price, (ii) UCI’s ASC Acquisition related financing, and (iii) the repayment by ASC of $81.6 million of ASC debt and other ASC obligations from the proceeds received in connection with the ASC Acquisition.
The unaudited pro forma financial information does not purport to represent what the results of operations would have been had the ASC Acquisition occurred as of the date indicated, or what results will be in future periods.
Pro forma financial information for the nine months ended September 30, 2006 is as follows (in millions):

Nine Months ended
September 30, 2006
Net sales	$725.3
Operating income	45.9
Net income from continuing operations	4.1
Net income (loss)	(12.3)
The pro forma results include the losses described in Notes C, E and M.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE C — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS AND RESULTING ASSET IMPAIRMENT LOSSES
Before the ASC Acquisition, UCI manufactured and distributed water pumps for all market channels. UCI has completed integrating its pre-acquisition water pump operations with the water pump operations of ASC. All domestic water pump manufacturing has been combined at ASC’s manufacturing facilities. UCI’s pre-acquisition water pump facility was closed as of July 2007.
2006 Background Information
The water pump integration process began in June of 2006. In the full year 2006, UCI recorded a total of $10.9 million of expenses related to the integration, of which $3.9 million was recorded in “Cost of sales” and $7.0 million was recorded in “Costs of integration of water pump operations and resulting asset impairment losses.” These expenses included: (i) impairment of land, building and equipment, (ii) employee severance, (iii) write-off of component parts that were not usable when all production transitioned to the ASC product design, (iv) costs and operating inefficiencies caused by the wind-down of the pre-acquisition water pump facility, and (v) other costs directly related to completing the integration.
2007 Update
In 2007, UCI recorded additional pre-tax expenses and a gain related to the water pump integration. For the nine months ended September 30, 2007, $0.7 million of these costs are included in “Costs of integration of water pump operations and resulting asset impairment losses” and $4.3 million of these costs are included in “Cost of sales.” The 2007 expenses and gain are as follows (in millions):

	Three Months ended	Nine Months ended
	September 30, 2007	September 30, 2007
Severance	$0.2	$1.6
Pension plan curtailment gain	—	(0.9)
Production wind-down costs	0.8	2.1
Other directly related costs	0.8	2.2

	$1.8	$5.0

The after-tax effect of these items is a net loss of $1.1 million and $3.1 million in the three and nine month periods of 2007, respectively.
The $2.1 million of production wind-down costs presented in the table above include inefficiencies and unabsorbed overhead resulting from extraordinarily low levels of production during the second quarter wind-down. By the end of the second quarter, UCI ceased production at the pre-ASC Acquisition water pump facility.
The $2.2 million of other costs presented in the table above include transportation expenses and other costs that were directly related to completing the integration.
The following table presents the December 31, 2006 and September 30, 2007 accrued severance and other accrued liabilities balances related to the water pump integration costs (in millions).

	Accrued	Other
	severance	liabilities
December 31, 2006 balance	$1.4	$0.2
Additional loss provision	1.6	—
Payments	(2.6)	(0.2)

September 30, 2007 balance	$0.4	$—

In addition to the $1.6 million of severance expense recorded in the first three quarters of 2007, $1.7 million was recorded in the full year 2006. Of the total $3.3 million of severance cost, $0.3 million was paid in 2006 and $2.6 million was paid in the first three quarters of 2007. The remainder will be paid in the fourth quarter of 2007.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
2006 Loss Provisions
In 2006, UCI recorded the following pre-tax expenses and losses (in millions):

	Three Months ended	Nine Months ended
	September 30, 2006	September 30, 2006
Land, building, & equipment impairment losses	$—	$4.3
Severance	—	0.3
Raw materials write-off	0.3	0.3
Other integration costs	0.5	0.5

	$0.8	$5.4

The after-tax effect of these losses was a loss of $0.5 million and $3.3 million in the three and nine month periods of 2006, respectively.
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
On November 30, 2006, UCI sold its lighting systems operation for $37.2 million in cash, net of fees and expenses. The final sale price was subject to post-closing adjustments related to working capital and the subsequent sale of a lighting systems building. In the third quarter of 2007, the final working capital amounts were settled favorably and the building was sold. Accordingly, UCI recorded an additional $2.7 million gain in the third quarter of 2007 on the sale of its lighting systems operation. In addition, the final sale price could be increased by up to $2.2 million if the lighting systems operation makes structural changes to its pension plan before March 2008, and if such changes result in a reduction in the actuarially determined deficit. The Company does not yet have sufficient information to determine the likelihood of this additional sale price increase occurring.
2006 Results of Discontinued Operations
The operating results of all three of the sold operations are presented as discontinued operations in the income statements for the three and nine months ended September 30, 2006. Net sales and income (loss) before income taxes for these discontinued operations is presented below (in millions):

	Three Months ended	Nine Months ended
	September 30, 2006	September 30, 2006
Net sales	$14.1	$113.2
Income (loss) before income taxes	(0.5)	4.1
The pre-tax income (loss) amounts presented in the above table include deductions for allocated interest expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2006, respectively. Interest expense is allocated to discontinued operations in accordance with EITF Issue No. 87-24, which requires allocation of interest expense to discontinued operations to the extent UCI is required to repay debt as a result of a disposition transaction.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE E — COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS AND GAIN FROM SALE OF ASSETS
2006 Loss Provision
The following table summarizes the costs of closing facilities for the third quarter of 2006 and the nine months ended September 30, 2006 (in millions):

	Asset
	Write-downs	Severance	Other	Total
Third quarter of 2006 losses
Closure of Canadian facility	$—	$—	$—	$—
Closure of Mexican facility	—	—	0.8	0.8

	$—	$—	$0.8	$0.8

Nine months ended September 30, 2006 losses
Closure of Canadian facility	$0.4	$0.4	$0.1	$0.9
Closure of Mexican facility	1.0	2.0	2.4	5.4

	$1.4	$2.4	$2.5	$6.3

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
In the third quarter of 2006, UCI incurred $0.8 million of pre-tax costs related to closing the Mexican plant and consolidating operations in Illinois. These costs were primarily professional fees and equipment dismantling and transportation costs.
In the nine months ended September 30, 2006, UCI recorded pre-tax losses of $5.4 million related to closing the Mexican plant and consolidating operations in Illinois. These losses included $2.0 million for severance costs, $1.0 million of non-cash equipment and inventory write-offs and $2.4 million of other cash costs, which were primarily for dismantling and transporting equipment and for professional fees.
After tax, the combined losses recorded in the nine months ended September 30, 2006 were $3.6 million.
2007 Update
In the first quarter of 2007, UCI sold the land and building and certain building improvements, which were formerly used by the Mexican manufacturing operation. The sale proceeds were $6.7 million, net of fees and expenses. The $4.5 million net book value of the land and building was classified as “Assets held for sale” in the December 31, 2006 balance sheet. The $0.4 million of building improvements were classified as “Property, plant and equipment, net.” In the first quarter of 2007, UCI recorded a $1.8 million pre-tax gain on the sale. Also, in the first half of 2007, UCI incurred $0.2 million of additional costs associated with the closure of the Mexican facility.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
NOTE H — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables to several factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements, at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $78.2 million and $31.4 million of receivables during the nine months ended September 30, 2007 and 2006, respectively. If receivables had not been factored, $48.7 million and $18.3 million of additional receivables would have been outstanding at September 30, 2007 and December 31, 2006, respectively.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $0.8 million and $2.0 million in the three and nine months ended September 30, 2007, respectively, and $0.3 million and $0.6 million in the three and nine months ended September 30, 2006, respectively. These costs are recorded in “Miscellaneous, net.”
NOTE I — INVENTORIES
The components of inventory are as follows (in millions):

	September 30,	December 31,
	2007	2006
Raw materials	$52.4	$47.2
Work in process	33.7	32.7
Finished products	86.0	97.8
Valuation reserves	(17.9)	(19.7)

	$154.2	$158.0

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE J — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	September 30,	December 31,
	2007	2006
Salaries and wages	$3.0	$2.9
Bonuses	5.2	7.5
Vacation pay	4.8	4.5
Product returns	27.5	28.6
Rebates, credits and discounts due customers	10.4	10.2
Insurance	10.5	10.2
Taxes payable	15.4	9.3
Interest	8.6	3.7
Other	18.2	22.1

	$103.6	$99.0

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
The changes in UCI’s product returns liability are as follows (in millions):

	Nine Months ended September 30,
	2007	2006
Beginning of year	$28.6	$26.2
Addition due to ASC Acquisition	—	1.2
Cost of unsalvageable parts	(35.8)	(37.5)
Additional reductions to sales	34.7	34.7

End of period	$27.5	$24.6

NOTE L — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Service cost	$1.6	$1.6	$4.8	$5.4
Interest cost	2.9	2.9	8.8	8.7

Expected return on plan assets	(3.5)	(3.5)	(10.5)	(9.9)
Amortization of prior service cost and unrecognized loss	—	0.1	0.1	0.4
Curtailment gain	—	—	(0.9)	—

	$1.0	$1.1	$2.3	$4.6

As a result of closing one of UCI’s water pump operations in the second quarter of 2007 (see Note C), UCI recorded a $0.9 million curtailment gain. This gain is included in “Costs of integration of water pump operations and resulting asset impairment losses.”

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE M — DEBT
UCI’s debt is summarized as follows (in millions):

	September 30,	December 31,
	2007	2006
Notes payable	$10.0	$8.6
Capital lease obligations	2.2	1.1
Term loan	225.0	265.0
Senior subordinated notes	230.0	230.0
Unamortized debt discount	(3.6)	(4.1)

	463.6	500.6
Less
Short-term borrowings	10.0	8.6
Current maturities	0.6	0.5

Long-term debt	$453.0	$491.5

In the three months ended March 31, 2007, UCI used cash on hand to voluntarily repay $40.0 million of its term loan. As a result of this voluntary early repayment, UCI recorded a $0.4 million accelerated write-off of deferred financing costs. This cost is included in “Interest expense, net” for the nine months ended September 30, 2007.
In connection with the ASC Acquisition, in May 2006, UCI entered into an Amended and Restated Credit Agreement, which replaced UCI’s previously existing senior credit facility, and provided for additional borrowing capacity of $113 million. In addition to new borrowings to finance a portion of the ASC Acquisition purchase price, UCI replaced the $217 million term loan that was outstanding under its previously existing senior credit facility with a term loan borrowing under the new credit facility. In May 2006, UCI recorded a $2.6 million loss to write off the unamortized deferred financing costs related to the previously outstanding debt, which was replaced by the borrowing under the new credit facility. This $2.6 million loss has been recorded as “Write-off of deferred financing costs” for the nine months ended September 30, 2006.
The debt set forth above does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. Interest on the Holdco Notes is payable “in kind” through December 2011, so that Holdco has no cash interest payments until that date.
NOTE N — CONTINGENCIES
Environmental
UCI is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.9 million accrued at September 30, 2007 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

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
While most of UCI’s business is conducted within the United States, UCI also conducts business in several foreign countries. As a result, UCI and/or one or more of its subsidiaries files income tax returns in the U.S. federal tax jurisdiction and in many state and foreign tax jurisdictions. In the normal course of business, UCI is subject to examination by tax authorities in these tax jurisdictions. With few exceptions, UCI is not subject to examination by federal, state or foreign tax authorities for tax years ending on or before 2003. Other than routine inquiries, UCI and its subsidiaries are not currently under examination by tax authorities.
UCI expects the total unrecognized tax benefits to decline by approximately $0.6 million during the next 12 months. This decline is primarily due to the elimination of a temporary timing difference resulting from the passage of time. $0.2 million of this amount will impact the effective tax rate.
2006 effective income tax rates
In the three and nine month periods of 2006, the effective income tax rates for continuing operations were 56.4% and 50.1%, respectively. The differences from the statutory rate were primarily due to (i) the impact of certain foreign earnings, which are taxed both locally and in the United States, and (ii) the impact of certain foreign losses for which tax benefits were not recorded because of uncertain realizability.
Intercompany payable to Holdco
For federal and certain state tax purposes, UCI is included in the consolidated tax returns of Holdco. UCI’s stand-alone financial statements report UCI’s income tax liabilities and refunds receivable as income taxes payable and receivable until they are settled in cash with the taxing jurisdictions. To the extent UCI’s tax on its taxable income is offset by Holdco’s taxable losses, UCI records that portion of its tax expense as a payable to Holdco.
In the first nine months of 2007, Holdco’s taxable losses partially offset UCI’s current taxable income. Accordingly, UCI has recorded an $8.5 million payable to Holdco.
Net operating loss utilization
In 2007, UCI is electing to carry back its 2006 federal net operating loss to the 2004 tax year. Accordingly, to reflect the resulting refund receivable, $7.3 million is included in “Other current assets” at September 30, 2007. This amount was previously classified as a deferred tax asset.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE P — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$193.4	$203.4	$615.6	$583.3
Mexico	9.4	10.1	29.2	29.1
Canada	8.7	7.1	25.9	20.0
United Kingdom	3.4	3.9	10.5	9.4
Germany	1.0	0.8	3.2	3.0
Spain	0.7	0.8	2.9	2.7
France	1.9	1.7	6.0	6.1
Venezuela	1.7	1.9	5.0	3.9
Other	10.5	8.6	30.9	25.9

	$230.7	$238.3	$729.2	$683.4

Net long-lived assets by country are as follows (in millions):

	September 30,	December 31,
	2007	2006
United States	$229.5	$244.4
China	24.8	20.8
Mexico	11.9	12.4
Spain	2.8	3.2
Goodwill	241.5	239.8

	$510.5	$520.6

NOTE Q — STOCK OPTIONS
In the first quarter of 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the then outstanding stock options and also lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $0.2 million and $1.3 million more expense in the three and nine months ended September 30, 2007, respectively, than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years. Total expense related to stock options was $0.6 million and $2.8 million, respectively, for the three and nine months ended September 30, 2007, and $0.4 million and $1.2 million, respectively, for the three and nine months ended September 30, 2006.
In the first nine months of 2007, UCI employees exercised options to purchase 117,666 shares of Holdco common stock.
NOTE R — OTHER INFORMATION
At September 30, 2007, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest	$4.5	$5.6	$25.0	$24.4

Income taxes (net of refunds)	0.8	(0.7)	(0.2)	(1.8)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The components of other comprehensive income (loss) for the nine months ended September 30, 2007 and 2006 are as follows (in millions):

	Nine Months ended September 30,
	2007		2006
	Pre-tax	After-tax	Pre-tax	After-tax
Interest rate swaps	$(0.6)	$(0.4)	$0.3	$0.2
Foreign currency adjustment	(0.2)	—	2.6	1.7
Pension liability adjustment	—	—	1.0	0.6
In the nine months ended September 30, 2007, approximately $13 million of aluminum castings and other materials were purchased from related parties. The related parties are UCI’s joint venture partner in China and its affiliates. UCI owns 51% of this joint venture.
Minority interest income (loss) was $(0.1) million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively, and $0.1 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. Minority interest income (loss) is recorded in “Miscellaneous, net.”
NOTE S — NEW ACCOUNTING PRONOUNCEMENTS
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Balance Sheet
September 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$15,396	$—	$12,934	$(776)	$3,238
Accounts receivable, net	268,102	—	—	254,610	13,492
Inventories, net	154,222	—	—	134,471	19,751
Deferred tax assets	27,133	—	1,157	26,070	(94)
Other current assets	33,594	—	14,423	10,154	9,017

Total current assets	498,447	—	28,514	424,529	45,404

Property, plant and equipment, net	167,816	—	1,830	126,457	39,529
Investment in subsidiaries		(242,003)	229,412	12,591	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	85,712	—	12,300	73,412	—
Deferred financing costs, net	4,150	—	4,150	—	—
Pension and other assets	9,757	—	383	9,213	161
Assets held for sale	1,600	—	—	1,600	—

Total assets	$1,008,943	$(242,003)	$518,050	$647,802	$85,094

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$99,588	$—	$509	$83,357	$15,722
Short-term borrowings	9,967	—	—	—	9,967
Current maturities of long-term debt	611	—	449	162	—
Accrued expenses and other current liabilities	103,551	—	28,591	70,663	4,297

Total current liabilities	213,717	—	29,549	154,182	29,986

Long-term debt, less current maturities	453,035	—	452,507	528	—
Pension and other postretirement liabilities	35,636	—	—	34,302	1,334
Deferred tax liabilities	19,956	—	16,049	2,121	1,786
Due to Holdco	7,754	—	7,754	—	—
Minority interest	3,380	—	—	—	3,380
Other long-term liabilities	2,474	—	—	1,833	641
Intercompany payables (receivables)		—	(260,800)	247,100	13,700

Total shareholder’s equity	272,991	(242,003)	272,991	207,736	34,267

Total liabilities and shareholder’s equity	$1,008,943	$(242,003)	$518,050	$647,802	$85,094

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Income Statement
Three Months Ended September 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$230,742	$(17,612)	$—	$218,941	$29,413
Cost of sales	177,185	(17,612)	—	166,638	28,159

Gross profit	53,557	—	—	52,303	1,254

Operating (expense) income
Selling and warehousing	(15,092)	—	(202)	(14,292)	(598)
General and administrative	(10,790)	—	(5,239)	(4,727)	(824)
Amortization of acquired intangible assets	(1,694)	—	—	(1,694)	—
Costs of integration of water pump operations and resulting asset impairment losses	(222)	—	—	(222)	—

Operating income (loss)	25,759	—	(5,441)	31,368	(168)

Other (expense) income
Interest expense, net	(10,175)	—	(10,040)	20	(155)
Intercompany interest		—	7,565	(7,314)	(251)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(917)	—	—	(797)	(120)

Income (loss) before income taxes	14,167	—	(8,416)	23,277	(694)
Income tax (expense) benefit	(5,772)	—	3,133	(8,700)	(205)

Increase (decrease) before equity in earnings of subsidiaries	8,395	—	(5,283)	14,577	(899)

Equity in earnings of subsidiaries		(12,216)	13,678	(1,462)	—

Discontinued operations
Gain (loss) on sale of discontinued operations, net of tax	2,707	—	2,707	—	—

Net income (loss)	$11,102	$(12,216)	$11,102	$13,115	$(899)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Income Statement
Three Months Ended September 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$238,298	$(13,489)	$—	$229,322	$22,465
Cost of sales	193,173	(13,489)	—	185,043	21,619

Gross profit	45,125	—	—	44,279	846

Operating (expense) income
Selling and warehousing	(14,946)	—	(425)	(13,429)	(1,092)
General and administrative	(9,670)	—	(3,044)	(5,092)	(1,534)
Amortization of acquired intangible assets	(1,875)	—	—	(1,875)	—
Costs of integration of water pump operations and resulting asset impairment losses	(829)	—	—	(829)	—
Costs of closing facilities and consolidating operations	(813)	—	—	(813)	—

Operating income (loss)	16,992	—	(3,469)	22,241	(1,780)

Other (expense) income
Interest expense, net	(11,804)	—	(11,378)	(278)	(148)
Intercompany interest		—	12,728	(12,046)	(682)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	147	—	—	155	(8)

Income (loss) before income taxes	4,835	—	(2,619)	10,072	(2,618)
Income tax benefit (expense)	(2,727)	—	2,560	(3,734)	(1,553)

Decrease (increase) from continuing operations before equity in earnings of subsidiaries	2,108	—	(59)	6,338	(4,171)

Equity in earnings of subsidiaries		2,691	2,121	(4,812)	—

Discontinued operations:
Net income (loss) from discontinued operations, net of tax	(46)	—	—	—	(46)

Net (loss) income	$2,062	$2,691	$2,062	$1,526	$(4,217)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Income Statement
Nine Months Ended September 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$729,159	$(46,080)	$—	$690,507	$84,732
Cost of sales	566,666	(46,080)	—	532,719	80,027

Gross profit	162,493	—	—	157,788	4,705

Operating (expense) income
Selling and warehousing	(46,047)	—	(574)	(42,342)	(3,131)
General and administrative	(36,900)	—	(13,809)	(19,110)	(3,981)
Amortization of acquired intangible assets	(5,303)	—	—	(5,303)	—
Costs of integration of water pump operations	(696)	—	—	(696)	—
Costs of closing facilities and consolidating operations and gain from sale of assets	1,546	—	—	—	1,546
Trademark impairment loss	(3,600)	—	—	(3,600)	—

Operating income (loss)	71,493	—	(14,383)	86,737	(861)

Other (expense) income
Interest expense, net	(31,038)	—	(30,564)	(38)	(436)
Intercompany interest		—	23,565	(22,779)	(786)
Management fee expense	(1,500)	—	(1,500)	—	—
Miscellaneous, net	(1,972)	—	—	(2,028)	56

Income (loss) before income taxes	36,983	—	(22,882)	61,892	(2,027)
Income tax (expense) benefit	(14,056)	—	8,428	(23,101)	617

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	22,927	—	(14,454)	38,791	(1.410)

Equity in earnings of subsidiaries		(34,880)	37,381	(2,501)	—

Discontinued operations Gain (loss) on sale of discontinued operations, net of tax	2,707	—	2,707	—	—

Net income (loss)	$25,634	$(34,880)	$25,634	$36,290	$(1,410)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Income Statement
Nine Months Ended September 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$683,371	$(24,593)	$—	$646,538	$61,426
Cost of sales	546,321	(24,593)	—	516,694	54,220

Gross profit	137,050	—	—	129,844	7,206

Operating (expense) income
Selling and warehousing	(45,401)	—	(1,100)	(40,742)	(3,559)
General and administrative	(31,204)	—	(10,598)	(16,099)	(4,507)
Amortization of acquired intangible assets	(4,804)	—	—	(4,804)	—
Costs of integration of water pump operations and resulting asset impairment losses	(5,429)	—	—	(5,429)	—
Costs of closing facilities and consolidating operations	(6,275)	—	—	(5,021)	(1,254)

Operating income (loss)	43,937	—	(11,698)	57,749	(2,114)

Other (expense) income
Interest expense, net	(31,743)	—	(31,526)	(20)	(197)
Intercompany interest		—	33,052	(31,240)	(1,812)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(1,500)	—	(1,500)	—	—
Miscellaneous, net	92	—	—	92	—

Income (loss) before income taxes	8,161	—	(14,297)	26,581	(4,123)
Income tax (expense) benefit	(4,090)	—	5,759	(9,695)	(154)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	4,071	—	(8,538)	16,886	(4,277)

Equity in earnings of subsidiaries		(8,855)	14,504	(5,649)	—

Discontinued operations
Net income from discontinued operations, net of tax	1,895	—	—	1,509	386
Loss on sale of discontinued operations, net of tax	(18,272)	—	(18,272)	—	—

Net income (loss)	$(12,306)	$(8,855)	$(12,306)	$12,746	$(3,891)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by (used in) operating activities	$37,866	$—	$20,691	$15,021	$2,154

Cash flows from investing activities
Proceeds from sale of Mexican land and building	6,685	—	—	—	6,685
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	2,202	—	2,202	—	—
Capital expenditures	(25,080)	—	(16)	(14,652)	(10,412)
Proceeds from sale of other property, plant and equipment	1,408	—	—	966	442

Net cash (used in) provided by investing activities	(14,785)	—	2,186	(13,686)	(3,285)

Cash flows from financing activities
Issuances of debt	15,367	—	—	—	15,367
Debt repayments	(54,556)	—	(40,155)	(344)	(14,057)

Net cash (used in) provided by financing activities	(39,189)	—	(40,155)	(344)	1,310

Effect of currency exchange rate changes on cash	(19)	—	—	—	(19)

Net (decrease) increase in cash and cash equivalents	(16,127)	—	(17,278)	991	160

Cash and cash equivalents at beginning of year	31,523	—	30,212	(1,767)	3,078

Cash and cash equivalents at end of period	$15,396	$—	$12,934	$(776)	$3,238

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE T (continued)
Consolidating Condensed Statement of Cash Flows
Nine Months Ended September 30, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by (used in) operating activities of continuing operations	$35,315	$—	$15,609	$10,493	$9,213

Cash flows from investing activities of continuing operations
Acquisition of ASC Industries, Inc., net of cash acquired	(121,734)	—	(121,734)	—	—
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	36,300	—	36,300	—	—
Capital expenditures	(16,279)	—	(2,300)	(11,130)	(2,849)
Proceeds from sale of other property, plant and equipment	1,006	—	—	814	192

Net cash used in investing activities of continuing operations	(100,707)	—	(87,734)	(10,316)	(2,657)

Cash flows from financing activities of continuing operations
Issuances of debt	113,000	—	113,000	—	—
Debt repayments	(34,538)	—	(34,435)	(103)	—
Financing fees	(3,636)	—	(3,636)	—	—
Shareholder’s equity contributions	8,515	—	8,515	—	—

Net cash provided by (used in) financing activities of continuing operations	83,341	—	83,444	(103)	—

Discontinued operations
Net cash provided by operating activities of discontinued operations	(298)	—	—	369	(667)
Net cash used in investing activities of discontinued operations	(2,653)	—	—	(806)	(1,847)
Effect of currency exchange rate change on cash of discontinued operations	137	—	—	—	137

Effect of currency exchange rate changes on cash	78	—	—	—	78

Net increase in cash and cash equivalents	15,213	—	11,319	(363)	4,257

Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Less cash and cash equivalents of discontinued operations at end of period	2,236	—	—	—	2,236

Cash and cash equivalents at end of period	$39,159	$—	$31,348	$944	$6,867

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
These forward-looking statements are based on UCI’s expectations and beliefs concerning future events affecting UCI. They are subject to uncertainties and factors relating to UCI’s operations and business environment, all of which are difficult to predict and many of which are beyond UCI’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. UCI cautions the reader that these uncertainties and factors, including those discussed in Item 1A of UCI’s 2006 annual report on Form 10-K, Item 1A in this report and in other SEC filings, could cause UCI’s actual results to differ materially from those stated in the forward-looking statements.
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
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that about 80% of our net sales in 2006 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an average annual rate of approximately 3.7% from 2000 through 2006. We believe that, while growth rates may vary, this trend will generally continue, at least in the near term. We believe we are well positioned to participate in that growth.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices UCI paid for steel stabilized. However, the cost of certain types of steel used by UCI increased again in the third quarter of 2006. It is uncertain whether this trend will continue. We have implemented price increases on certain products with high steel content, but these existing price increases have not been sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI’s price increases, adversely affected pre-tax income by approximately $2.5 million in 2005 compared to 2004, and $0.5 million in 2006 compared to 2005. The impact of higher steel prices, net of our price increases, adversely affected pre-tax income by approximately $1.0 million and $2.3 million in the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods of 2006. The impact of steel costs, net of our price increases, is forecasted to be approximately $2.3 million unfavorable for the full year 2007 compared to 2006. This forecast is based on assumptions regarding the future cost of steel and our ability to increase selling prices on products with high steel content. Actual events could vary significantly from our assumptions. Consequently, the actual effect of higher steel costs could be significantly different than our forecast.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in UCI’s September 30, 2007 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.9 million accrued at September 30, 2007 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Acquisition of ASC Industries, Inc. On May 25, 2006, UCI acquired ASC Industries, Inc. The results of ASC have been included in UCI’s results since that date. For all periods prior to April 1, 2007, the information included herein has been based on a preliminary allocation of the preliminary ASC Acquisition purchase price. This allocation was based on preliminary estimates of the fair value of the assets acquired and liabilities assumed. In the second quarter of 2007, the allocation of the ASC Acquisition purchase price was finalized. The impact of finalizing the allocation was not material.

Results of Operations
The following table is UCI’s unaudited condensed consolidated income statements for the three and nine months ended September 30, 2007 and 2006. The amounts are presented in thousands of dollars.

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net sales	$230,742	$238,298	$729,159	$683,371
Cost of sales	177,185	193,173	566,666	546,321

Gross profit	53,557	45,125	162,493	137,050

Operating (expense) income
Selling and warehousing	(15,092)	(14,946)	(46,047)	(45,401)
General and administrative	(10,790)	(9,670)	(36,900)	(31,204)
Amortization of acquired intangible assets	(1,694)	(1,875)	(5,303)	(4,804)
Costs of integration of water pump operations and resulting asset impairment losses	(222)	(829)	(696)	(5,429)
Costs of closing facilities and consolidating operations and gain from sale of assets	—	(813)	1,546	(6,275)
Trademark impairment loss	—	—	(3,600)	—

Operating income	25,759	16,992	71,493	43,937

Other (expense) income
Interest expense, net	(10,175)	(11,804)	(31,038)	(31,743)
Write-off of deferred financing costs	—	—	—	(2,625)
Management fee expense	(500)	(500)	(1,500)	(1,500)
Miscellaneous, net	(917)	147	(1,972)	92

Income before income taxes	14,167	4,835	36,983	8,161
Income tax expense	(5,772)	(2,727)	(14,056)	(4,090)

Net income from continuing operations	8,395	2,108	22,927	4,071

Discontinued operations
Net income (loss) from discontinued operations, net of tax	—	(46)	—	1,895
Gain (loss) on sale of discontinued operations, net of tax	2,707	—	2,707	(18,272)

	2,707	(46)	2,707	(16,377)

Net income (loss)	$11,102	$2,062	$25,634	$(12,306)

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

Three Months Ended September 30, 2007 compared with the Three Months Ended September 30, 2006
Net sales. Net sales decreased $7.6 million, or 3.2%, to $230.7 million in the third quarter of 2007 compared to $238.3 million in the third quarter of 2006. This decrease includes lower sales to the retail, OEM, traditional and heavy duty channels in the 2007 quarter, partially offset by higher sales to the original equipment service channel.
Gross profit. Gross profit, as reported, was $53.6 million for the 2007 quarter and $45.1 million for the 2006 quarter. Both years included special items. The 2007 quarter included $1.6 million of water pump integration costs. The 2006 quarter included $5.9 million of non-cash ASC Acquisition-related charges, which are non-recurring after 2006. The 2006 quarter also includes $0.7 million of up-front costs to obtain new business.
The $5.9 million non-cash ASC Acquisition-related charges in the 2006 quarter are the result of writing up ASC inventory from cost to market value as required by generally accepted accounting principles in connection with the allocation of the ASC Acquisition purchase price. When the written-up inventory was sold, the higher-valued inventory was charged to cost of sales, thereby decreasing gross profit. If these 2006 sales were of inventory carried at cost, rather than written-up market value, 2006 gross profit would have been $5.9 million higher.
The $1.6 million of water pump integration costs in the 2007 quarter relate to the closing of our previously existing water pump facility and transferring production to ASC. The costs include expenses and operating inefficiencies incurred in connection with the wind-down of our previously existing facility. (See Note C to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit increased to $55.2 million in the 2007 quarter from $51.7 million in the 2006 quarter, and the related gross margin percentage increased to 23.9% in 2007 from 21.7% in 2006.
The 2007 gross profit was favorably impacted by lower warranty expense in 2007 and benefits from our facilities consolidations and other manufacturing cost reduction initiatives. These benefits were partially offset by lower sales volume and inflation-driven wage increases.
Selling and warehousing expenses. Selling and warehousing expenses were $15.1 million in the 2007 quarter, $0.2 million higher than the 2006 quarter. The 2007 increase is primarily due to the effects of inflation on employee-related and other operating costs. Selling and warehousing expenses were 6.5% of sales in the 2007 quarter and 6.3% of sales in the 2006 quarter.
General and administrative expenses. General and administrative expenses were $10.8 million in the 2007 quarter, $1.1 million higher than the 2006 quarter. The 2007 quarter includes (i) inflation-driven cost increases, (ii) $0.4 million of costs incurred in connection with the establishment of two new factories in China, and (iii) $0.2 million higher employee stock option based compensation expense.
Costs of integration of water pump operations and resulting asset impairment losses. See Note C to the financial statements included in this Form 10-Q.
Costs of closing facilities and consolidating operations and gain from sale of assets. See Note E to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $1.6 million lower in the third quarter of 2007 compared to the third quarter of 2006. This decrease was due to lower debt levels, which more than offset the adverse effect of higher interest rates in 2007.
Income tax expense. Income tax expense in the 2007 quarter was $3.0 million higher than in the 2006 quarter, primarily due to higher pre-tax income in the 2007 quarter. In the 2006 quarter, the effective tax rate was 56.4%. The difference from the statutory rate was primarily due to (i) the impact of certain foreign earnings, which are taxed both locally and in the United States, and (ii) the impact of certain foreign losses for which tax benefits were not recorded because of uncertain realizability.
Net income from continuing operations. Due to the factors described above, we reported net income from continuing operations of $8.4 million for the third quarter of 2007 and net income of $2.1 million for the third quarter of 2006.

Gain (loss) on sale of discontinued operations, net of tax. See Note D to the financial statements included in this Form 10-Q.
Net income (loss). Due to the factors described above, we reported net income of $11.1 million in the 2007 quarter compared to net income of $2.1 million in the 2006 quarter.
Nine Months Ended September 30, 2007 compared with the Nine Months Ended September 30, 2006
Net sales. Net sales increased $45.8 million, or 6.7%, to $729.2 million in the first three quarters of 2007 compared to $683.4 million in the first three quarters of 2006. $50.3 million of the increase was due to the inclusion of ASC’s results for the entire 2007 period, whereas the 2006 period included ASC’s results only for the period after the ASC Acquisition Date. The 2007 ASC sales included $12.1 million of sales to AutoZone in connection with the termination of the Pay-on-Scan program for certain UCI products (described in the “Overview” section of this Management’s Discussion and Analysis). Both the 2007 and 2006 periods included the effects of obtaining new business. The effect of obtaining new business reduced sales in the 2007 period by $6.7 million and increased sales by approximately $4.0 million in the 2006 period. The $6.7 million reduction in the 2007 period was due to accepting returns of the inventory of our customer’s previous supplier, and the $4.0 million increase in the 2006 period was due to the initial stocking of an additional product line at an existing customer.
Excluding the impact of including ASC’s results for the entire period in 2007, versus only part of the period in 2006, and excluding the special effects of obtaining new business from both periods, sales were 0.9% higher in 2007 compared to 2006. This 0.9% increase includes higher sales to the retail, heavy duty and original equipment service channels in the 2007 period, partially offset by lower sales to the traditional and OEM channels.
Gross profit. Gross profit, as reported, was $162.5 million for the first three quarters of 2007 and $137.1 million for the first three quarters of 2006. Both years included special items. The 2007 period included $5.1 million of water pump integration costs. The 2006 period included $8.1 million of non-cash ASC Acquisition-related charges, which are non-recurring after 2006. Both periods included the gross margin effects of obtaining the new business discussed above in “Net sales,” a $4.4 million cost in 2007 and a $0.7 million benefit in 2006. The 2006 period also includes $1.5 million of up-front costs to obtain other new business.
The $8.1 million non-cash ASC Acquisition-related charges in the 2006 period are the result of writing up ASC inventory from cost to market value as required by generally accepted accounting principles in connection with the allocation of the ASC Acquisition purchase price. When the written-up inventory was sold, the higher-valued inventory was charged to cost of sales, thereby decreasing gross profit. If these 2006 sales were of inventory carried at cost, rather than written-up market value, 2006 gross profit would have been $8.1 million higher.
The $5.1 million of water pump integration costs in the 2007 period relate to the closing of our previously existing water pump facility and transferring production to ASC. The costs include $4.3 million of expenses and operating inefficiencies in connection with the wind-down of our previously existing facility and $0.8 million of costs incurred to minimize the write-off of component parts that will not be usable when all production is transitioned to the ASC product design. (See Note C to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit increased to $172.0 million in the first three quarters of 2007 from $146.0 million in 2006, and the related gross margin percentage increased to 23.4% in 2007 from 21.5% in 2006. (The gross margin percentages are based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.)
Higher sales volume in 2007 was a major factor in our gross profit increase. The 2007 gross profit was also favorably impacted by lower warranty expense in 2007 and benefits from our facilities consolidations and other manufacturing cost reduction initiatives. These benefits were partially offset by the cost of inflation-driven wage increases and higher raw material costs.
Selling and warehousing expenses. Selling and warehousing expenses were $46.0 million in the first three quarters of 2007, $0.6 million higher than in 2006. The inclusion of ASC for the entire period in 2007, versus only part of the period in 2006, increased expenses by $2.3 million. The 2007 increase also included the effects of inflation on employee-related and other operating costs. These increases were partially offset by cost reductions due to 2006 facility consolidations and headcount reductions made possible by a 2006 investment in system enhancements. Selling and warehousing expenses were 6.3% of sales in the 2007 period and 6.6% of sales in the 2006 period.

General and administrative expenses. General and administrative expenses were $36.9 million in the first three quarters of 2007, $5.7 million higher than the first three quarters of 2006. $2.0 million of this increase was due to the inclusion of ASC for the entire period in 2007, versus only part of the period in 2006. The 2007 period also includes (i) inflation-driven cost increases, (ii) $0.4 million of costs incurred in connection with the establishment of two new factories in China, and (iii) $1.6 million higher employee stock option based compensation expense.
Of the $1.6 million increase in the stock option related expense, $1.3 million is due to accelerating vesting resulting from stock option plan changes. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years.
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
Interest expense, net. Net interest expense was $0.7 million lower in the first three quarters of 2007 compared to the first three quarters of 2006. The reduction was primarily due to lower debt levels, which more than offset the adverse effect of higher interest rates.
Write-off of deferred financing costs. See Note M to the financial statements included in this Form 10-Q.
Income tax expense. Income tax expense in the first three quarters of 2007 was $10.0 million higher than in the 2006 period due to higher pre-tax income in the 2007 period. In the 2006 period, the effective income tax rate was 50.1%. The difference from the statutory rate was primarily due to (i) the impact of certain foreign earnings, which are taxed both locally and in the United States, and (ii) the impact of certain foreign losses for which tax benefits were not recorded because of uncertain realizability.
Net income from continuing operations. Due to the factors described above, we reported net income from continuing operations of $22.9 million for the first three quarters of 2007 and $4.1 million for the first three quarters of 2006.
Discontinued operations. In the 2006 period, net income from discontinued operations was $1.9 million, and the net loss on the sale of discontinued operations was $18.3 million. In the 2007 period, we recorded a $2.7 million gain relating to the 2006 sale of our lighting systems operation. (See Note D to the financial statements included in this Form 10-Q.)
Net income. Due to the factors described above, we reported net income of $25.6 million in the first three quarters of 2007 compared to a net loss of $12.3 million in the first three quarters of 2006.
Liquidity and Capital Resources
At September 30, 2007 and December 31, 2006, UCI had $15.4 million and $31.5 million of cash, respectively. Outstanding debt was as follows (in millions):

	September 30,	December 31,
	2007	2006
Notes payable	$10.0	$8.6
Capitalized lease obligations	2.2	1.1
Term loan	225.0	265.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	467.2	504.7
Unamortized debt discount	(3.6)	(4.1)

	$463.6	$500.6

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
The debt discussed above does not include the Holdco Notes. The Holdco Notes do not appear on our balance sheets and the related interest expense is not included in our income statements. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The interest on the Holdco Notes is payable “in kind” until December 2011, so that no cash interest is payable until that date. The outstanding principal balance of the Holdco Notes was $257.0 million at September 30, 2007.
Below is a schedule of required future debt repayments. The 2007 amount is primarily routine repayments of short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

Last three months of 2007	$10.4
2008	0.5
2009	0.5
2010	0.2
2011	100.6
Thereafter	355.0

$467.2

The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of September 30, 2007, UCI had not repurchased any of the senior subordinated notes, although it may, under appropriate market conditions, do so in the future.
Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At the September 30, 2007 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $40.5 million. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.5 million. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes. At September 30, 2007, $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $65.6 million of unused borrowing capacity at September 30, 2007.
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
UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with four customers, which resulted in the sales of $78.2 million of receivables in the first nine months of 2007 and $46 million in the 2006 full year period. If receivables had not been factored, there would have been $48.7 million more receivables outstanding at September 30, 2007. $12.1 million of this amount is the result of the sales associated with the termination of the Pay-on-Scan program with AutoZone. (See Note G to the financial statements included in this Form 10-Q.) At December 31, 2006, if receivables had not been factored, there would have been $18.3 million more receivables outstanding. As the opportunities arise, we will evaluate other factoring arrangements which, if implemented, would increase the amount of receivables sold in the future.

Net cash provided by operating activities. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2007 was $37.9 million. Profits, before deducting depreciation and amortization and the $3.6 million non-cash trademark impairment loss, and excluding the $1.8 million gain on the sale of Mexican land and building, generated $53.0 million. An increase in accounts receivable resulted in the use of $39.1 million of cash. This increase was the result of higher sales and, in certain cases, extended payment terms. Net inventory reductions generated $3.8 million of cash. An increase in accounts payable, due to normal fluctuations in the timing of purchases and payments, generated $6.9 million of cash. An increase in amounts due to Holdco had a $7.8 million positive effect on cash. This increase was primarily related to the payable due to Holdco for UCI’s use of Holdco’s federal tax benefit generated from its current taxable loss, which offset UCI’s federal current taxes payable. An increase in interest payable, which will reverse in the fourth quarter, had a $4.9 million positive effect on cash. Changes in all other assets and liabilities netted to an $0.6 million positive effect on cash.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the nine months ended September 30, 2007 and 2006 were $25.1 million and $16.3 million, respectively. In 2007, capital expenditures are expected to be in the $37 million to $39 million range, including approximately $8 million in connection with our water pump integration project and approximately $5.5 million for two new factories in China.
In the first quarter of 2007, we received $6.7 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006. (See Note E to the financial statements included in this Form 10-Q.) In the third quarter of 2007, we received $2.2 million, net of fees and expenses, of additional proceeds from the 2006 sale of our lighting systems operation. (See Note D to the financial statements included in this Form 10-Q.)
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
Foreign Currency Exposure
Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese Yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries where cost of sales is translated primarily at historical exchange rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In the first three quarters of 2007, approximately 6% of our net sales were made by our foreign subsidiaries. Their combined net income was not significant. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.
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
In the future, we expect to continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of September 30, 2007, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
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
We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.3 million of our net income and cash flow.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     Not Applicable.
Item 1.A. Risk Factors
Except for the risk factors described below, there have been no material changes from the risk factors previously disclosed in UCI’s annual report on Form 10-K for the year ended December 31, 2006.
Our relationship with AutoZone creates risks associated with a concentrated net sales source.
We generate a large percentage of our sales from our business with AutoZone, but we cannot assure you that AutoZone will continue to purchase from us. Sales to AutoZone accounted for approximately 24% of our total net sales in both fiscal 2006 and 2005, respectively. Several of our competitors are likely to pursue business opportunities with this customer and threaten our current position. If we fail to maintain this relationship, our net sales will be significantly diminished. Even if we maintain our relationship, our net sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Any change in the terms of our sales to this customer could have a material impact on our financial position and results of operations. Any changes could, for example, result in an increase in the time it takes for us to collect on receivables.
If the automotive aftermarket adopts more expansive return policies or practices such as extended payment terms, our cash flow and results of operations could be harmed.
We are subject to returns from customers, some of which may manage their excess inventory through returns. Arrangements with customers typically include provisions that permit them to return specified levels of their purchases. Returns have historically represented approximately 5% of our sales. If returns from our customers significantly increase, our profitability may be adversely affected. In addition, some customers in the automotive aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms. To the extent customers extend payment terms, our cash flow may be adversely affected.
Our lean manufacturing, water pump integration and other cost saving plans may not be effective.
Since our formation, our strategy has included goals such as improvement of inventory management and customer delivery and plant and distribution facility consolidation. In addition, in connection with the ASC Acquisition, we integrated our water pump operations with ASC’s existing operations. While we have and will continue to implement these strategies, there can be no assurance that we will be able to do so successfully or that we will realize the projected benefits of these and other cost saving plans. If we are unable to realize these anticipated cost reductions, our financial health may be adversely affected. Moreover, our continued implementation of cost saving plans and facilities integration may disrupt our operations and performance.
We are subject to increasing pricing pressure from import activity, particularly from Asia.
Price competition from automotive aftermarket manufacturers, particularly based in Asia and other locations with lower production costs, have historically played a role and may play an increasing role in the aftermarket channels in which we compete. Pricing pressures have historically been more prevalent with respect to our filter products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, they are expanding their manufacturing capabilities to produce a broad range of lower cost, higher quality products and provide an expanded product offering. We plan to open two new factories in China in 2008. In the future, competitors in Asia may be able to effectively compete in our premium markets and produce a wider range of products, which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.

We could be materially adversely affected by changes or imbalances in currency exchange and other rates.
As a result of increased international production and sourcing of components and completed parts for resale, we are exposed to risks related to the effects of changes in foreign currency exchange rates, principally exchange rates between the U.S. dollar and the Chinese Yuan. The currency exchange rate from Chinese Yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese Yuan strengthening against the U.S. dollar. While a change in the value of the Chinese Yuan versus the U.S. dollar could have a significant effect on the cost of our sales in the future, any change in value would not have an effect in the short term, because of our level of inventory on hand and firm dollar denominated purchase commitments. After such inventory is depleted and purchase commitments fulfilled, however, we could be forced to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales. In that event, we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
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

UNITED COMPONENTS, INC.

Date: November 14, 2007	By: Name:	/s/ DANIEL J. JOHNSTON Daniel J. Johnston
	Title:	Chief Financial Officer