Form 10-K
period 2007-12-31
UNITED COMPONENTS INC
filed 2008-03-31
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     The Registrant had 1,000 shares outstanding of its $0.01 par value common stock as of March 31, 2008, none of which were held by non-affiliates.
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
     Prior to June 20, 2003, our operations comprised the vehicle parts businesses of UIS. Beginning with the purchase of Airtex Products in 1958, UIS continued acquisitions in the automotive industry over the following four decades, resulting in the acquisitions of Wells Manufacturing, Champion Laboratories, Neapco, Flexible Lamps and Pioneer. Over the years, UIS achieved growth in these businesses through increased parts offerings and domestic and international expansion. In 2006 we acquired ASC Industries, Inc. (“ASC”) and sold Neapco, Pioneer and Flexible Lamps.
     We are a leading supplier to the vehicle replacement parts market, or the aftermarket, with top three market positions in each of our product lines. We supply a broad range of filtration, fuel, cooling and engine management products to the automotive, trucking, industrial, construction, agricultural, marine and mining vehicle markets. Over 85% of our 2007 net sales were made to a diverse aftermarket customer base that includes some of the largest and fastest growing companies servicing the aftermarket.
     We have one of the most comprehensive product lines in the aftermarket, offering approximately 41,000 part numbers. We believe the breadth of our offerings in each of our product lines, combined with our extensive global manufacturing, sourcing and distribution capabilities, product innovations, diverse customer base and reputation for quality and service, make us a leader in our industry.
     We design, develop, manufacture and distribute an extensive range of vehicle replacement parts across our four product lines:
•	Filtration Products: oil, air, fuel, hydraulic, transmission, cabin air and industrial filters and PCV valves.

•	Fuel Products: fuel pump assemblies, electric fuel pumps, mechanical fuel pumps and fuel pump strainers.

•	Cooling Products: water pumps.

•	Engine Management Products: caps and rotors, emission controls, sensors, ignition controls and coils.
     We believe that the majority of our sales tend to track the overall growth of the aftermarket. Sales in the automotive aftermarket (excluding tires) have grown at an average annual rate of approximately 3.7% from 2000 through 2006, with the lowest year of growth in 2006 of approximately 2.5%. In addition, the Automotive Aftermarket Industry Association (AAIA) reported that annual miles driven in the United States by all types of wheeled vehicles increased every year between 1985 and 2005, though the increase was negligible in 2005 due to increased gas prices. We believe that the aftermarket will continue to grow as a result of increases in the average age of vehicles, average number of miles driven per year by passenger cars, number of vehicles registered in the United States and number of licensed drivers. Because we primarily supply the aftermarket, our sales do not correlate strongly with annual vehicle production.
     We have significant expertise in global manufacturing and sourcing, particularly in China, due to our acquisition of ASC. We believe that the consolidation of our historical water pump facilities into ASC’s existing facilities, combined with our low-cost China manufacturing and sourcing capability positions us to realize meaningful cost savings over the next few years.
     Through our emphasis on high order fill rates, customer service, product quality and competitive pricing, we have developed long-standing relationships with our customers, including leading aftermarket companies such as Advance Stores Company, Inc. (Advance Auto Parts), AutoZone, Inc. (AutoZone), CARQUEST Corporation (CARQUEST), MDSA, Inc. (Mighty), O’Reilly Automotive, Inc. (O’Reilly), UAP, Inc., a wholly owned subsidiary of Genuine Parts Company (NAPA), and Valvoline Company, a division of Ashland Inc. (Valvoline), as well as a diverse group of original equipment manufacturers, or OEMs, such as DaimlerChrysler Corporation (DaimlerChrysler), Ford Motor Company, Inc. (Ford), General Motors Corporation (GM), Harley-Davidson, Inc. (Harley-Davidson), Mercury Marine Division of Brunswick Corporation (Mercury Marine) and Volkswagen of America, Inc. (Volkswagen).

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
     The purchase price paid was $808 million, plus transaction fees. The Acquisition was financed through a combination of debt and $260 million in cash contributed to us as equity by our parent, UCI Acquisition Holdings, Inc. through contributions from Carlyle Partners III, L.P. and CP III Coinvestment, L.P. We are an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“UCI Holdco”). We and UCI Holdco are corporations formed at the direction of The Carlyle Group, which we refer to as Carlyle. UCI Holdco has $265.2 million of Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement.
Our Industry
     According to the 2006-2007 Automotive Aftermarket Factbook (the “AAIA Report”), the U.S. automotive aftermarket (excluding tires) is large and fragmented with an estimated $177 billion of aggregate sales in 2005. The vehicle replacement parts industry contains numerous suppliers and is characterized by one or two key competitors in each product line. We believe that customers within the aftermarket industry are increasingly focused on consolidating their supplier base, and therefore place a premium on suppliers with customized service and consistent and timely availability and delivery of products. Our industry is also characterized by relatively high barriers to entry, which include the need for significant start-up capital expenditures, initial part number breadth within a product line, proven product quality, distribution infrastructure and long-standing customer relationships.
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
     Within the five main sales channels, the U.S. automotive aftermarket is primarily organized around two groups of end-users: the DIY, or do-it-yourself, group and the DIFM, or do-it-for-me, group. The DIY group, which is supplied primarily through the retail channel (e.g., Advance Auto Parts, AutoZone, O’Reilly and Wal-Mart), represented approximately 21% of industry-wide aftermarket sales in 2005, and consists of consumers who prefer to do various repairs on their vehicles themselves. The DIFM group is supplied primarily through the traditional channel (e.g., CARQUEST and NAPA) and the OES channel, which represented approximately 79% of industry-wide aftermarket sales in 2005, and consists of car dealers, repair shops, service stations and independent installers who perform the work for the consumer.
According to the AAIA Report, the automotive aftermarket (excluding tires) has grown at an annual average rate of 4.3% from 1997-2006. This growth in aftermarket sales has been primarily driven by:
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

     Growing base of vehicles and registrants. From 1996 to 2005, the number of registered passenger cars and light trucks, or light vehicles (defined as vehicles with gross vehicle weight of less than 14,000 lbs.), increased by approximately 21% and the number of licensed drivers increased by approximately 12%. In 2005, the U.S. light vehicle market achieved a strong level of sales with 17.0 million light vehicles sold. With more than 232 million light vehicles currently on the road, we expect there will be an increasing need for replacement parts and general maintenance.
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
Our Strategy
Our strategic objective is to achieve profitable growth and maximize return on invested capital by:
     Focusing on Key Product Lines. By divesting three non-core operations, we have concentrated our focus on our four core product lines. In addition, our strategic acquisition of ASC increases our market share in water pumps, and we believe it has improved our cost structure through more efficient sourcing and manufacturing processes.
     Improving Global Sourcing and Manufacturing. We continually seek to lower our overall product costs by improving our sourcing and manufacturing processes. Through our acquisition of ASC, we have obtained proven global sourcing capabilities and a China manufacturing platform. We have completed the process of integrating our existing water pump business with ASC, which we expect will result in significant operational savings. We believe we have opportunities for meaningful cost savings opportunities by leveraging our China manufacturing and sourcing expertise across our other product lines.
     Continuing to Grow Market Share. We will continue to focus on increasing our market share and driving growth in each of our product lines by strengthening our existing customer relationships, expanding our sales force and entering new markets. As a result of these efforts we have expanded our product lines with AutoZone and won business with CARQUEST and O’Reilly. Additionally, we recently completed water pump sales to our first customer in China and have penetrated the Canadian market with a new sales effort. Over the past few years, we have strengthened our position in the heavy duty channel and believe that this channel provides one of our best opportunities for growth. Also, we have increased our focus on international markets and believe there are growth opportunities in selected areas.
     Implementing Cost Reduction Initiatives. We have pursued and will continue to pursue opportunities to optimize our resources and reduce manufacturing costs through various initiatives. We have consolidated several of our distribution and manufacturing facilities since 2003 in order to maximize capacity utilization. We have implemented inventory management systems at our filtration products and fuel products facilities in order to reduce inventory while increasing our order fill rates. We are also utilizing centralized procurement for common raw material purchases across all of our plants in North America. We believe these and other initiatives will result in significant cost savings.
Our Products
     We have an extensive line of product offerings made up of over 41,000 part numbers, which fall into four primary categories: filtration products, fuel products, cooling products and engine management products. Set forth below is a description of our products and their respective percentages of 2007 net sales:

	Percent of
Products	2007 Net Sales	Description
Filtration Products	40.1%	Oil, air, fuel, hydraulic, transmission, cabin air and industrial filters
Fuel Products	23.7%	Fuel pump assemblies, electric fuel pumps, mechanical fuel pumps and fuel pump strainers
Cooling Products	20.8%	Water pumps, fan clutches and other products
Engine Management Products	15.4%	Caps, rotors, emission controls, sensors, ignition controls, coils and switches
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
     We are one of the leading global manufacturers of private label filter products. Our filtration product offering consists of approximately 4,900 part numbers and includes oil filters, air filters, fuel filters, transmission filters, cabin air filters, PCV valves, hydraulic filters, fuel dispensing filters and fuel/water separators. Set forth below is a description of our filtration products:
•	Oil Filters: Designed to filter engine oil and withstand operating pressures of 40 to 60 PSI at 250° F to 300° F;

•	Air Filters: Designed to filter the air that enters the engine combustion chamber;

•	Fuel Filters: Designed to filter the fuel immediately prior to its injection into the engine; and

•	Other Filters: Includes cabin air filters, transmission filters, hydraulic filters, PCV valves and industrial filters.
Fuel Products
     We are a leading designer and manufacturer of a broad range of fuel systems. Our fuel systems are distributed to both the aftermarket and OEMs under the Airtex and Master Parts brand names and some private labels. Our primary fuel pump competitor is Federal-Mogul (Carter). Set forth below is a description of our fuel system products:
•	Fuel Pumps: Serve the essential role of moving fuel from the fuel tank into the engine, with approximately 1,100 fuel pumps for carbureted and fuel-injected applications; and

•	Fuel Pump Assemblies: Provide for easier, and therefore faster, installation and allow the technician to charge a similar fee for a repair that is less time-intensive than replacing an individual fuel pump. We manufacture all three types of in-tank assemblies: hangers, senders and modules with approximately 800 in-tank fuel pump assemblies.
Cooling Products
     We are a leading designer and manufacturer of a broad range of cooling systems. Our cooling systems products are distributed to both the aftermarket and OEMs under the Airtex, ASC and Master Parts brand names and some private labels. The acquisition of ASC, previously our primary water pump competitor, has significantly enhanced our water pump business. Currently, our primary water pump competitor is GMB North America, Inc. Set forth below is a description of our cooling systems products:
•	Water Pumps: Serve the essential role of dissipating excess heat from the engine with approximately 1,400 distinct types of water pumps; and

•	Other: Includes fan clutches and other products with a selection of approximately 800 other part numbers.

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
     Engine management components include distributor caps and rotors, ignition coils, electronic controls, sensors, emissions components, solenoids, switches, voltage regulators and wire sets. These products are primarily used to regulate the ignition, emissions and fuel management functions of the engine and determine vehicle performance. Replacement rates for these products are higher for vehicles that have reached the primary repair age range of six to 12 years old. Our product offering in this category consists of approximately 32,000 part numbers. Primary competitors for engine management products include Standard Motor Products, AC Delco, Delphi, and Bosch.
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
The Aftermarket
     We estimate that over 85% of our 2007 net sales were to the aftermarket, which is subdivided into four primary channels: retail, traditional, heavy-duty and OES.
     The retail channel represented approximately 41% of our 2007 net sales. The retail channel is our largest channel and has historically provided us with a steadily increasing revenue stream. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality and customer service make us increasingly valuable to these customers. One of our longest standing customers is AutoZone, which we have been supplying since the opening of their first store in 1979. We believe that we are one of the few suppliers in the industry that can provide AutoZone with the levels of quality, customer service and product breadth that AutoZone requires, which is substantiated by our receipt of multiple awards from AutoZone since 1994. Awards include O’Reilly Vendor of the Year 2006 and Advance Auto Parts Vendor of the Year 2005.
     The traditional channel is composed of established warehouses and installers and represented approximately 24% of our 2007 net sales. The traditional channel is important to us because it is the primary source of products for professional mechanics, or the DIFM market. We have many long-standing relationships with leading customers in the traditional channel, such as CARQUEST and NAPA, for whom we have supplied products for over 20 years. We believe that our strong position in this channel allows us to capitalize on the growth of the traditional channel within the aftermarket. We believe that professional mechanics place a premium on the quality of a product, and unlike the retailer channel, end users in this channel require manufacturers to provide a high level of individual customer service, including field support and product breadth and depth. Awards from customers in the traditional channel include:
•	CARQUEST Vendor of the Year Award 2005;

•	CARQUEST Technology Leadership Award 2004;

•	NAPA Excellence in Shipping Performance 2005; and

•	Automotive Distribution Network Preferred Vendor Award 2005.
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

     We believe the large and highly fragmented heavy-duty aftermarket channel, which accounted for approximately 9% of our 2007 net sales, provides us with one of our best opportunities for growth. We believe heavy-duty truck owners tend to be less price-sensitive and more diligent about maintenance of their vehicles than vehicle owners in other markets, as idle vehicles typically represent lost revenue potential for heavy-duty truck owners. As a result, we believe that heavy-duty trucks are more likely to have consistent routine maintenance performed with high quality parts. We believe we have developed a well-recognized brand presence in this channel through our Luber-finer brand of filtration products.
     The OES channel is comprised of a diverse mix of dealership service bays in the automotive, truck, motorcycle and watercraft vehicle markets, and represented approximately 10% of our 2007 net sales. A substantial majority of our OES 2007 net sales were derived from sales of filtration products. Our position in this channel allows us to capitalize on vehicle maintenance in the early years of a vehicle’s life, when the vehicle is under warranty and the consumer typically returns to the dealer for routine maintenance. Our most significant OES channel customers include service parts operations associated with companies such as GM, Ford, DaimlerChrysler and Saturn.
Original Equipment Manufacturers
     Although the OEM channel comprised only approximately 10% of our 2007 net sales, it is an important sales channel to us because OEM affiliations have a direct impact on our aftermarket credibility. We believe aftermarket customers show a preference for products that were utilized in original equipment. We sell products to a diverse mix of OEMs, enabling us to capitalize on a number of different opportunities and market shifts. Our OEM products are sold to end users within each of the following categories:
•	Automotive: DaimlerChrysler, Ford, GM, Remy, Siemens and Volkswagen

•	Recreational Equipment: Onan and Polaris

•	Heavy-duty Truck: Caterpillar, Freightliner, GM and Parker Hannifin

•	Agriculture: John Deere and Kubota

•	Marine: Mercury Marine and Sierra Supply

•	Lawn and Garden: Briggs and Stratton, John Deere and Kohler

•	Motorcycle: Harley-Davidson and Kawasaki
Customers
     We distribute our products primarily in North America and Europe to customers across several sales channels, including the retail, traditional, installer and OES aftermarket channels and OEMs of automotive, trucking, agricultural, marine, mining and construction equipment. We have maintained long-standing relationships with our customers and have been servicing many for well over a decade. Some of our most significant customers include AutoZone, GM, CARQUEST, Ford, Valvoline and Advance Auto Parts. Sales to AutoZone were approximately 28% of our total net sales in 2007 and 24% of our total net sales in 2006. Over the last few years, we believe several customers transitioned to us as a result of their need for improved product quality and service. Our customers include:
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

Sales and Marketing
     We market our products predominantly throughout North America and Europe. We recently added a sales team in Canada and also completed water pump sales to our first customer in China. To effectively address the requirements of our customers and end users, our sales people are primarily organized by product category and secondarily by sales channel. During 2006, we combined the individual in-house sales forces in the traditional channel into one sales force and also established a new export sales force. Generally, we are increasing our focus on international markets and believe there are opportunities for growth in selected areas. For financial information concerning geographic distribution of our net sales, see Note 20 to our audited consolidated financial statements included in this report.
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
Operations
     Our operational strategy is to pursue operational excellence at all of our facilities. This initiative encompasses a lean enterprise strategy, the goals of which include improvement in inventory management, customer delivery, plant utilization and cost structure. The foundation for this is lean manufacturing, which targets the elimination of waste from every business process.
     We have already made substantial progress in the implementation of lean manufacturing and have received related benefits. We plan to continue our emphasis on lean manufacturing and, where appropriate, to expand its use at all of our plants. This expansion is being accomplished by applying additional resources, outside consultant support, the sharing of best practices and the establishment of appropriate metrics and incentives. We have expanded our global manufacturing and sourcing capabilities through the ASC Acquisition, adding two manufacturing facilities and an engineering and procurement office. In order to reduce costs and maximize capacity utilization, we have consolidated several of our distribution and manufacturing facilities since 2003.
     In addition, we will continue to examine each of our logistics and distribution systems with an objective of developing an integrated system that fully meets customer requirements, eliminates redundancies, lowers costs and minimizes inventories and cycle times.
Suppliers and Raw Materials
     We purchase various components and raw materials for use in our manufacturing processes. We also purchase finished parts for resale. In 2007, we sourced purchases from approximately 1,200 suppliers. One of our primary raw materials is steel, for which global demand has been high since early 2004, resulting in price increases and/or surcharges. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for steel. The other primary raw materials that we use include aluminum, brass, iron, rubber, resins, plastic, paper and packaging material, each of which is available in sufficient quantities from numerous sources. We have not historically experienced any shortages of these items.
     We have a centralized purchasing group, which enables us to leverage the buying power of the Company. That central group is supported by a smaller number of product category level purchasing personnel making many of the day-to-day purchasing decisions. We also are beginning to leverage our ASC China sourcing expertise across our product lines. We believe that centralized procurement and increased global sourcing represent attractive opportunities to lower the cost of our purchased materials.
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

Employees
     As of December 31, 2007, we had approximately 5,200 employees and several different union affiliations and collective bargaining agreements across our businesses, representing approximately 11% of our workforce. Management considers our labor relations to be good and our labor rates competitive. Since 1984, we have had one minor three-day work stoppage at a Fairfield, Illinois plant in August 2004. The work stoppage did not result in any material change in capacity or operations at the plant or the business as a whole.
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
     We have been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered us to continue with the monitoring and investigation of chlorinated solvent contamination. We have informed the agency that this contamination was caused by another party at a neighboring facility and have initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California. At the request of the regional water board, we are investigating and analyzing the nature and extent of the contamination and are conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the amounts accrued at December 31, 2007 by a material amount, if at all.
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
     We generate a large percentage of our sales from our business with AutoZone, but we cannot assure you that AutoZone will continue to purchase from us. Sales to AutoZone accounted for approximately 28% of our total net sales in fiscal 2007 and 24% of our total net sales in 2006, respectively. Several of our competitors are likely to pursue business opportunities with this customer and threaten our current position. If we fail to maintain this relationship, our net sales will be significantly diminished. Even if we maintain our relationship, our net sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Any change in the terms of our sales to this customer could have a material impact on our financial position and results of operations. Any changes could, for example, result in an increase in the time it takes for us to collect on receivables.

If the automotive aftermarket adopts more expansive return policies or practices such as extended payment terms, our cash flow and results of operations could be harmed.
     We are subject to returns from customers, some of which may manage their excess inventory through returns. Arrangements with customers typically include provisions that permit them to return specified levels of their purchases. Returns have historically represented approximately 3% to 5% of our sales. If returns from our customers significantly increase, our profitability may be adversely affected. In addition, some customers in the automotive aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms. To the extent customers extend payment terms, our cash flow may be adversely affected.
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
     Our continued success will also depend on our ability to recruit, retain and motivate highly skilled sales, marketing and engineering personnel. Competition for persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel. If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers and retain existing customers, develop new products and provide acceptable levels of customer service could suffer. We have entered into employment agreements with certain of our key personnel. However, we cannot assure you that these individuals will stay with us. If any of these persons were to leave our company, it could be difficult to replace him or her, and our business could be harmed.
We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, either of which could negatively impact the profitability of our business.
     As of December 31, 2007, we had approximately 5,200 employees and we were a party to certain union affiliations and collective bargaining agreements at our fuel products and engine management products businesses, representing approximately 11% of our workforce. Other than a three-day work stoppage at a Fairfield, Illinois plant in August 2004, we have not had a labor stoppage since 1984. Although we believe that our relations with our employees are currently good, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their other suppliers could result in slowdowns or closings of assembly plants that use our products. Organizations responsible for shipping our products may also be impacted by occasional strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.
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
     In order to position ourselves to take advantage of growth opportunities, we intend to consider making strategic acquisitions that involve significant risks and uncertainties. In this regard, on May 25, 2006, we completed the acquisition of ASC and related financing. The risks and uncertainties involved in these strategic acquisitions include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) the potential loss of key employees of the acquired businesses; (4) the risk of diverting the attention of senior management from our operations; (5) risks associated with integrating financial reporting and internal control systems; (6) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (7) future impairments of goodwill of an acquired business.
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
     Some environmental laws and regulations impose liability for contamination on present and former owners, operators or users of facilities and sites without regard to causation or knowledge of contamination. We have been identified as a potentially responsible party for contamination at two sites, for which management believes it has made adequate reserves. See “Business — Environmental and Health and Safety Matters.” In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closings. Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities. We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.
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
     We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into long-term contracts for certain commodities purchases. One of our primary raw materials is steel, for which global demand has been high and for which we have been required to pay significantly higher prices since early in 2004. While we currently maintain alternative sources for steel and other raw materials, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of certain raw materials, including resins and steel. We cannot assure you that we will be successful in passing on these attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into purchasing contracts for commodities, our operations could be disrupted or our profitability could be adversely impacted.
We face competition in our markets.
     We operate in some very competitive markets, and we compete against numerous different types of businesses. Although we have significant market positions in each of our product lines within the aftermarket, we cannot assure you that we will be able to maintain our current market share. In the OEM sales channel, some of our competitors have achieved substantially greater market penetration in many of the product lines which we offer. Competition is based on a number of considerations, including product performance, quality of client service and support, timely delivery and price. Our customers increasingly demand a broad product range, and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, working capital, customer service and support, marketing and our distribution networks. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve. As a result of competition, we have experienced pricing pressure. There can be no guarantee that this downward price pressure will not continue, and we may be forced to adjust the prices of some of our products to stay competitive, or not compete at all in some markets, possibly giving rise to revenue loss.
If we are unable to meet future capital requirements, our business may be adversely affected.
     We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow, we may have to incur capital expenditures. We believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our senior credit facilities. However, our senior credit facilities contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our net sales and profitability.
The introduction of new and improved products and services poses a potential threat to the aftermarket for automotive parts.
     Improvements in technology and product quality are extending the longevity of automotive parts and delaying aftermarket sales. In particular, the introduction of oil change indicators and the use of synthetic motor oils may extend oil filter replacement cycles. The introduction of electric, fuel cell and hybrid automobiles may pose a long-term risk to our business because these vehicles are unlikely to utilize many of our primary product lines. The introduction of new and improved service initiatives by OEMs also poses a risk to our market share in the vehicle replacement parts market. In particular, we face market share risk from general automakers, which have introduced increased warranty and maintenance service initiatives, which are gaining popularity. These service initiatives have the potential to decrease the demand on aftermarket sales of our products in the traditional and retail sales channels.
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
     Our business is subject to certain risks associated with doing business internationally. The net sales of our foreign subsidiaries represented approximately 6% of our total net sales for the year ended December 31, 2007. In addition, we operate six manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
Our substantial indebtedness could adversely affect our financial health.
     As of December 31, 2007, we had total indebtedness of $441.9 million (not including intercompany indebtedness) and additional available borrowings of $65.6 million under the senior credit facilities. In addition, as of that date our parent, UCI Holdco, had indebtedness of $265.2 million, which indebtedness does not require any cash interest payments until 2011. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement.
     Our substantial indebtedness could have important consequences to you. For example, it could:
•	make it more difficult for us to satisfy our obligations with respect to the Holdco Notes;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	expose us to the risk of increased interest rates as borrowings under the senior credit facilities will be subject to variable rates of interest;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds.

     In addition, the indentures governing the senior subordinated notes and the Holdco Notes, as well as the agreement governing our senior credit facilities, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our cash interest expense for fiscal year 2007 was $39.8 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including our senior credit facilities and senior subordinated notes, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all. In addition, the indentures governing the senior subordinated notes and the Holdco Notes and the agreement governing the senior credit facilities limit our ability to sell assets and will also restrict the use of proceeds from any such sale. Furthermore, our senior credit facilities are secured by substantially all of our assets. Therefore, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial financial leverage.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indentures governing the senior subordinated notes and the Holdco Notes and the agreement governing the senior credit facilities do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2007, as adjusted for the pay down of the revolving credit borrowings to zero, subject to covenant compliance and certain conditions, the senior credit facilities permitted borrowing up to an additional $65.6 million. Any of those additional borrowings would be structurally senior to the Holdco Notes and the subsidiary guarantees. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
Restrictive covenants in the indenture governing our debt may restrict our ability to pursue our business strategies.
     The indentures governing the senior subordinated notes and the Holdco Notes and the agreement governing our senior credit facility limit our ability and the ability of our restricted subsidiaries, among other things, to:
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

     In addition, as of the end of any given quarter, our senior credit facilities require us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, covering the previous four quarters, through the term of the senior credit facilities. At December 31, 2007, UCI was required to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio of 5.0 to 1 and 2.3 to 1, respectively. These ratio requirements change quarterly under the terms of our senior credit facilities. Our ability to comply with these ratios may be affected by events beyond our control.
     The restrictions contained in the indentures governing the senior subordinated notes and the Holdco Notes and the agreement governing the senior credit facilities could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.
     The breach of any of these covenants or restrictions could result in a default under the indentures governing the senior subordinated notes and the Holdco Notes and the agreement governing our senior credit facilities. An event of default under either or both of these indentures or the senior credit facilities would permit some of our lenders to declare all amounts borrowed from them to be due and payable. An event of default under either of these indentures or the senior credit facilities would likely result in a cross default under either or both of the other instruments. If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt. In addition, if any of our other indebtedness is accelerated, we may be unable to make interest payments on the Holdco Notes and repay the principal amount of the notes.
We are controlled by Carlyle, whose interests in our business may be different than yours.
     Carlyle Partners III, L.P. and CP III Coinvestment, L.P., both of which are affiliates of Carlyle, own 91.6% of our equity as of December 31, 2007 and are able to control our affairs in all cases. Our entire board has been designated by the affiliates of Carlyle and a majority of the board is associated with Carlyle. In addition, the affiliates of Carlyle control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The interests of Carlyle and its affiliates could conflict with yours. In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We currently maintain 21 manufacturing facilities, 15 of which are located in North America, 2 in Europe and 2 in China. In addition, we maintain 24 distribution and warehouse facilities. Listed below are the locations of our principal manufacturing facilities:

	Location	Owned/Leased	Square Footage	Products Manufactured
North America	Albion, Illinois I	Owned	270,972	Spin-on Oil Filters; Heavy-duty Lube Filters; Micro Glass Elements
	Albion, Illinois II	Owned	53,262	Spin-on Oil Filters; Poly Panel Air Filters
	Albion, Illinois III	Owned	49,672	Heavy-duty Lube Units; Round Air Filters
	Albion, Illinois IV	Owned	101,320	Heavy-duty Air Filters; Radial Air Filters; Automotive Conical and Radial Air Filters
	Shelby Township, Michigan	Leased	30,393	Auto Fuel Filters
	West Salem, Illinois	Owned	216,829	Heavy-duty Lube Filters; Spin-on Oil Filters
	York, South Carolina	Owned	188,672	Auto Spin-on Oil Filters
	Fairfield, Illinois I	Owned	148,067	Electric and Mechanical Fuel Pump Components
	Fairfield, Illinois II	Owned	418,811	Electric Fuel Pump Assemblies and Components; Mechanical Fuel Pumps and Components;

	Location	Owned/Leased	Square Footage	Products Manufactured
	Fairfield, Illinois III	Leased	65,280	Electric Fuel Pumps and Components; Strainers
	North Canton, Ohio	Leased**	210,000	Water Pump Assemblies
	Fond du Lac, Wisconsin I	Owned	187,750	Distributor Caps and Rotors
	Fond du Lac, Wisconsin II	Owned	36,000	Electronic Controls; Sensors; Voltage Regulators
	Puebla, Mexico	Owned	118,299	Gray Iron Foundry Castings; Water Pump Seal Assemblies; Water Outlets; Water Pump Assemblies and Components
	Reynosa, Mexico	Owned	107,500	Coils; Distributor Caps and Rotors; Sensors; Solenoids; Switches and Wire Sets; 5,000 square feet utilized for Fuel Products
Europe	Mansfield Park, United Kingdom	Leased	100,000	Radial Seal Air Filters; Poly Panel Air Filters; Heavy-duty Air Filters; Dust Collection Filters
	Zaragoza, Spain	Owned	34,408	Water Pump Assemblies; Gray Iron Foundry Castings; Water Pump Seal Assemblies; Water Outlets; Water Pump Assemblies and Components
China	Tianjin, China	Land leased/Building owned	162,000	Water Pump Components
	TEDA, China	Leased	60,000	Fuel Pump Components
	Wujiang, China	Leased	35,000	Light-duty Panel Air Filters
	Yanzhou, China	Owned/Leased*	241,278/134,326	Water Pump Components

*	Owned/Leased by joint venture in which we have 51% ownership.
**	Leased from a related party.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
     No trading market for our common stock currently exists.
(b) Holders
     As of March 31, 2008, our parent, UCI Acquisition Holdings, Inc. was the sole holder of our common stock.
(c) Dividends

     In December 2006, we paid a special cash dividend of approximately $96 per share on our common stock. Prior to that time, we did not pay dividends since the date of our incorporation on April 16, 2003. It is our current policy to retain earnings to repay debt and finance our operations. In addition, our credit facility and indenture significantly restrict the payment of dividends on common stock.
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
(e) Recent Sales of Unregistered Securities
     None.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

ITEM 6. SELECTED FINANCIAL DATA
     United Components, Inc. was formed in connection with the Acquisition. The financial statements included in this Annual Report on Form 10-K (“Form 10-K”) are the combined financial statements of the vehicle parts businesses of UIS before the Acquisition and the consolidated financial statements of United Components, Inc. after the Acquisition. The financial data presented below for periods prior to the Acquisition are referred to as “Predecessor Company Combined,” and the financial data for periods after the Acquisition are referred to as “UCI Consolidated.” The selected financial data have been derived from the Company’s financial statements. The financial data as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 have been derived from the audited financial statements included in this Form 10-K. We derived the balance sheet data as of December 31, 2005, 2004 and 2003 and the statement of income data for the 2004 and 2003 years from audited financial statements that are not included herein. The data for the periods from June 21, 2003 to March 31, 2004 are based on a preliminary allocation of the Acquisition purchase price. Data for periods after March 31, 2004 are based on the final allocation of the Acquisition purchase price. The data also includes the results of operations of ASC beginning on May 25, 2006, the date of the acquisition of ASC by the Company. The operating results of the Company’s driveline components and specialty distribution operations, which were sold on June 30, 2006, and the Company’s lighting systems operation, which was sold on November 30, 2006, are presented as discontinued operations for all periods presented.

						Predecessor
						Company
	UCI Consolidated					Combined
	Year	Year	Year	Year	June 21, 2003	January 1, 2003
	ended	ended	ended	ended	through Dec. 31,	through June 20,
	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004	2003	2003
	(in millions)
Statement of Income Data:

Net sales (1)	$969.8	$906.1	$812.7	$834.3	$417.2	$372.5
Cost of sales (2) (3)	748.8	728.6	657.9	653.1	357.3	304.7

Gross profit	221.0	177.5	154.8	181.2	59.9	67.8

Operating expenses:
Selling and warehousing	61.2	60.0	57.3	57.0	26.6	26.6
General and administrative	49.2	42.6	37.9	34.6	16.4	13.4
Amortization of acquired intangible assets	7.0	6.7	5.9	6.8	3.2	0.1
Costs of integration of water pump operations and resulting asset impairment losses (3)	0.7	7.0	—	—	—	—
Costs of closing facilities and consolidating operations and gain on sale of assets (4)	(1.5)	6.4	—	—	—	—
Asset impairments and other costs (5)	3.6	—	21.5	—	—	—

Operating income	100.8	54.8	32.2	82.8	13.7	27.7
Interest (expense) income, net	(40.7)	(43.3)	(36.1)	(35.9)	(26.2)	1.3
Write-off deferred financing costs (6)	—	(2.6)	—	—	—	—
Other (expense) income, net	(4.7)	(2.1)	(3.2)	(2.0)	(1.3)	(0.4)

Income (loss) before income taxes	55.4	6.8	(7.1)	44.9	(13.8)	28.6
Income tax expense (benefit)	20.0	0.7	0.5	17.8	(4.6)	0.2

Net income (loss) from continuing operations	35.4	6.1	(7.6)	27.1	(9.2)	28.4
Net income from discontinued operations, net of tax	—	2.1	3.1	3.7	0.4	(6.6)
Loss on sale of discontinued operations, net of tax	2.7	(16.9)	—	—	—	—

Net (loss) income	$38.1	$(8.7)	$(4.5)	$30.8	$(8.8)	$21.8

Pro forma net income, adjusted only for change in tax filing status (7)						$14.2

Balance Sheet Data:

Cash and cash equivalents	$41.4	$31.5	$23.7	$11.3	$42.2
Working capital — continuing operations	281.8	281.0	254.7	264.8	272.0
Working capital — discontinued operations	—	—	56.5	43.3	58.7
Total assets	999.5	1,002.5	984.8	966.9	969.9
Debt (including current maturities)	438.4	500.6	442.5	456.9	522.3
Total shareholder’s equity	295.8	244.8	280.3	287.9	254.1

Other Data:					Full Year

Net cash provided by operating activities of continuing operations	$93.1	$73.9	$57.1	$65.4	$131.5
Net cash provided by (used in) operating activities of discontinued operations	—	(1.5)	5.7	12.9	5.9
Net cash used in investing activities of continuing operations	(19.0)	(79.7)	(26.5)	(44.9)	(848.5)
Net cash used in investing activities of discontinued operations	—	(2.9)	(5.3)	(5.9)	(10.6)
Net cash provided by (used in) financing activities of continuing operations	(64.1)	15.7	(15.7)	(63.0)	737.9

(1)	Sales in 2005 have been reduced by a $14.0 million change in estimated warranty reserve requirements.

(2)	Includes $9.8 million in 2006 for the sale of inventory written up to market from historical cost per U.S. GAAP rules for accounting for the acquisition of ASC.

(3)	Cost of sales in 2007 and 2006 include $4.7 million and $3.9 million, respectively, of costs incurred in connection with the integration of the Company’s pre-ASC Acquisition water pump operations with the operations of ASC.

The remaining $0.7 million of water pump integration costs in 2007 and $7.0 million in 2006 are included in “Costs of integration of water pump operations and resulting asset impairment losses.”

(4)	2006 includes asset write-downs and severance and other costs in connection with the closures of the Company’s Canadian fuel pump facility and Mexican filter manufacturing facility. 2007 includes a gain on the sale of land and building.

(5)	Includes impairments of property and equipment of a foreign entity, a trademark and software, and a write-down of assets related to the abandonment of a foreign subsidiary.

(6)	Write-off of unamortized deferred financing costs related to the Company’s previously outstanding debt, which was replaced in connection with the establishment of the Company’s new credit facility on May 25, 2006.

(7)	Prior to the Acquisition, the subsidiaries of UIS that we acquired operated as S corporations for Federal and state income tax purposes. Consequently, the historical combined financial statements do not include a provision for Federal and certain state income taxes for such periods. A provision for state income taxes has been made for those states not recognizing S corporation status. Pro forma net income has been computed as if we had been fully subject to Federal and state income taxes based on the tax laws in effect during the period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” section of this Form 10-K and the financial statements included herein.
Forward-Looking Statements
     In this Annual Report on Form 10-K, the Company makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-K and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
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

Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 85% of our net sales in 2007 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. The aftermarket has grown at an average annual rate of approximately 3.7% from 2000 through 2006. We believe that while growth rates may vary, this trend will generally continue, at least in the near term. We believe we are well positioned to participate in that growth.
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
Management believes that UCI has leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers. We believe that a key competitive advantage is that we offer one of the most comprehensive lines of products in the vehicle replacement parts market, consisting of over 41,000 parts. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.
However, it is also important to note that in 2007, 2006 and 2005, approximately 28%, 24% and 24%, respectively, of our total net sales were derived from our business with AutoZone. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Historically, we sold a small number of products under an AutoZone program called Pay-on-Scan. Under this program, we retained title to the product at AutoZone locations, and we recorded sales for the product when an AutoZone customer purchased it. In the second quarter of 2007, AutoZone and UCI terminated the Pay-on-Scan program for these products. Accordingly, sales of these products are now recorded when received by AutoZone. We do not expect this change to have a material effect on our on-going financial results. As part of the termination of the Pay-on-Scan program, AutoZone purchased all of the products at its locations that were previously under the Pay-on-Scan program. In the second quarter of 2007, we recorded $12.1 million of sales for these products.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices UCI paid for steel stabilized. However, the cost of certain types of steel used by UCI increased again in the third quarter of 2006 and has increased steadily since then. Additional increases are expected in 2008. We have implemented price increases on certain products with high steel content, but these existing price increases have not been sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI’s price increases, adversely affected pre-tax income by approximately $0.5 million in 2006 compared to 2005, and $2.2 million in 2007 compared to 2006. In 2008, the impact of steel costs, net of the Company’s price increases, is forecast to be comparable to the 2007 increase or higher. This forecast is based on assumptions regarding the future cost of steel and our ability to increase selling prices on products with high steel content. Actual events could vary significantly from our assumptions. Consequently, the actual effect of higher steel costs could be significantly different than our forecast.
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
Inventory. We record inventory at the lower of cost or market. Cost is principally determined using standard cost or average cost, which approximates the first-in, first-out (FIFO) method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
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
Impairment of intangible assets and tangible fixed assets. Our goodwill and other intangible assets with indefinite lives are recorded at historical cost. Our other intangible assets with finite lives and tangible fixed assets are recorded at historical cost, net of amortization and depreciation. We periodically evaluate the realizability of our intangible assets. We also perform a review of these intangible assets and tangible fixed assets if an indicator of impairment, such as an operating loss or a significant adverse change in the business or market place, exists. If we determine that the historical carrying value of any of these assets has been impaired, we record the amount of the impairment as a charge against income. In 2007, UCI recorded a $3.6 million trademark impairment loss. See Note 12 to the financial statements included in this Form 10-K.

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
Insurance reserves. Our insurance for workers’ compensation, automobile, product and general liability include high deductibles (less than $1 million) for which we are responsible. Deductibles for which we are responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims, and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.
Environmental expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in UCI’s December 31, 2007 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.9 million accrued at December 31, 2007 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations
     The following table was derived from the Company’s consolidated income statements for the years ended December 31, 2007, 2006 and 2005. The amounts are presented in millions of dollars.

	2007	2006	2005
Net sales	$969.8	$906.1	$812.7
Cost of sales	748.8	728.6	657.9

Gross profit	221.0	177.5	154.8

Operating expenses
Selling and warehousing	61.2	60.0	57.3
General and administrative	49.2	42.6	37.9
Amortization of acquired intangible assets	7.0	6.7	5.9
Costs of integration of water pump operations and resulting asset impairment losses	0.7	7.0	—
Costs of closing facilities and consolidating operations	(1.5)	6.4	—
Asset impairments and other costs	3.6	—	21.5

Operating income	100.8	54.8	32.2
Other income (expense)
Interest (expense) income, net	(40.7)	(43.3)	(36.1)
Write-off of deferred financing costs	—	(2.6)	—
Management fee expense	(2.0)	(2.0)	(2.0)
Miscellaneous, net	(2.7)	(0.1)	(1.2)

Income (loss) before income taxes	55.4	6.8	(7.1)
Income tax expense	20.0	0.7	0.5

Net income (loss) from continuing operations	35.4	6.1	(7.6)
Discontinued operations
Net income from discontinued operations, net of tax	—	2.1	3.1
Gain (loss) on sale of discontinued operations, net of tax	2.7	(16.9)	—

Net income (loss)	$38.1	$(8.7)	$(4.5)

Acquisition and Sales of Operations
     On May 25, 2006, we acquired ASC. The amounts presented in the table above and discussed below include the results of ASC from the May 25, 2006 ASC acquisition date (the “ASC Acquisition Date”).
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
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
     Net Sales. Net sales increased $63.7 million, or 7.0%, to $969.8 million in 2007 compared to $906.1 million in 2006. $50.3 million of the increase was due to the inclusion of ASC’s results for all of 2007, whereas 2006 results included ASC’s results only for the period after the ASC Acquisition Date. The 2007 ASC sales included $12.1 million of sales to AutoZone in connection with the termination of the Pay-on-Scan program for certain UCI products (described in the “Overview” section of this Management’s Discussion and Analysis.) In connection with obtaining new business, sales were reduced in 2007 by $7.5 million due to accepting returns of the inventory of our customers’ previous supplier. Also in connection with obtaining new business, sales increased by $1.8 million in 2006 due to the initial stocking of an additional product line at an existing customer, partially offset by the cost of accepting returns of the inventory of our customer’s previous suppliers, plus up-front payments to obtain long-term sales commitments.

Excluding the impact of including ASC’s results for all of 2007, versus only part of 2006, and excluding from both years the effects of obtaining new business and extending existing long-term sales commitments discussed above, sales were 2.5% higher in 2007 compared to 2006. This 2.5% increase includes higher sales to the retail, heavy duty and original equipment service channels in the 2007 period, partially offset by lower sales to the traditional and OEM channels.
     Gross Profit. Gross profit, as reported, was $221.0 million for 2007 and $177.5 million for 2006. Both years included special items, which are presented in the following table along with a comparison of adjusted gross profit after excluding such special items.

	2007	2006
	(in millions)
Gross profit, as reported	$221.0	$177.5
Add back special items:
Non-cash ASC Acquisition-related charges	—	9.8
Water pump integration costs	5.5	3.9
New business changeover and sales commitment costs	5.2	3.7
Facilities consolidation and severance costs	0.3	1.0
Costs to establish additional manufacturing in China	0.7	—
Resolution of pre-acquisition matters	(0.9)	—
Reserve for resolution of disputed non-trade receivables	0.8	—

	$232.6	$195.9

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
The 2007 $5.5 million and the 2006 $3.9 million of “water pump integration costs” relate to the integration of the ASC water pump operation and the water pump operation that we owned before we acquired ASC. In 2007, we completed the integration, closed our previously owned factory, and transferred production to ASC. These costs include (i) costs and operating inefficiencies caused by the wind-down of our previously owned factory, (ii) transportation and other costs directly related to completing the integration, and (iii) a write-off of component parts that could not be used after production was transitioned to the ASC product design. The 2007 amount also includes $0.8 million of costs incurred to minimize the write-off of component parts that would not be usable when production was transitioned to the ASC product design.
The 2007 $5.2 million and the 2006 $3.7 million of “new business changeover and sales commitment costs” were up-front costs incurred to obtain new business and to extend existing long-term sales commitments.
Excluding the special items, adjusted gross profit increased to $232.6 million in 2007 from $195.9 million in 2006, and the related gross margin percentage increased to 23.8% in 2007 from 21.6% in 2006. (The gross margin percentages are based on sales before the effects of obtaining new business and extending existing long-term sales commitments, which are discussed in the net sales comparison above.)
Higher sales volume in 2007 was a major factor in our gross profit increase. The 2007 gross profit was also favorably impacted by lower warranty expense in 2007 and benefits from our facilities consolidations and other manufacturing cost reduction initiatives. These benefits were partially offset by the cost of inflation-driven wage increases and higher raw material costs.
     Selling and warehousing expenses. Selling and warehousing expenses were $61.2 million in 2007, $1.2 million higher than in 2006. The inclusion of ASC for all of 2007, versus only part of 2006, increased expenses by $2.3 million. The 2007 increase also included the effects of inflation on employee-related and other operating costs. These increases were partially offset by cost reductions due to 2006 facility consolidations and headcount reductions made possible by a 2006 investment in system enhancements. Selling and warehousing expenses were 6.3% of sales in the 2007 period and 6.6% of sales in the 2006 period.
     General and administrative expenses. General and administrative expenses were $49.2 million in 2007, $6.6 million higher than in 2006. $2.0 million of this increase was due to the inclusion of ASC for all of 2007, versus only part of 2006. 2007 also includes (i) inflation-driven cost increases, (ii) additional costs for Sarbanes-Oxley compliance, (iii) $0.4 million of costs incurred in connection with the establishment of two new factories in China, and (iv) $1.8 million higher employee stock option based compensation expense. 2006 includes a $0.5 million gain on the sale of the Company’s airplane. There is no comparable gain in 2007.
Of the $1.8 million increase in the stock option related expense, $1.5 million is due to accelerated vesting resulting from stock option plan changes. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years.
     Costs of integration of water pump operations and resulting asset impairment losses. See Note 3 to the financial statements included in this Form 10-K.
     Costs of closing facilities and consolidating operations and gain from sale of assets. See Note 5 to the financial statements included in this Form 10-K.
     Asset impairments and other costs. See Note 6 to the financial statements included in this Form 10-K.
     Interest expense, net. Net interest expense was $2.6 million lower in 2007 compared to 2006. The reduction was primarily due to lower debt levels, which more than offset the adverse effect of higher interest rates.
     Write-off of deferred financing costs. See Note 15 to the financial statements included in this Form 10-K.
     Miscellaneous, net. Miscellaneous, net was a loss of $2.7 million in 2007 compared to a loss of $0.1 million in 2006. The 2007 increase is primarily attributable to $1.9 million of higher costs related to our sales of accounts receivable.
     Income tax expense. Income tax expense was $19.3 million higher in 2007 than it was in 2006. The primary reason for the increase is higher pre-tax profits in 2007. For reasons why the effective tax rates in both years differ from statutory rates, see the table, which reconciles income taxes computed at the U.S. federal statutory rate to income tax expense, in Note 16 to the financial statements in this Form 10-K.
     Net income from continuing operations. Due to the factors described above, we reported net income from continuing operations of $35.4 million for 2007 and $6.1 million for 2006.
     Discontinued operations. In 2006, net income from discontinued operations was $2.1 million, and the net loss on the sale of discontinued operations was $16.9 million. In 2007 we recorded a $2.7 million gain relating to the 2006 sale of our lighting systems operation. (See Note 4 to the financial statements included in this Form 10-K).
     Net income. Due to the factors described above, we reported net income of $38.1 million in 2007 compared to a net loss of $8.7 million in 2006.
Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
     Net sales. Net sales increased $93.4 million, or 11.5%, to $906.1 million in 2006 compared to $812.7 million in 2005. $56.1 million of the increase is due to the inclusion of ASC’s results for a portion of 2006, with no comparable amount in 2005. Also impacting the increase is a $14.0 million reduction in 2005 sales attributable to a change in estimated outstanding warranty claims. (For information regarding the $14.0 million reduction in 2005, see Note 14 to the financial statements included in this Form 10-K).
     Excluding the 2006 ASC sales and the effect of the 2005 $14.0 million sales reduction, sales increased by $23.3 million in 2006. This $23.3 million increase is the result of higher sales to the retail, OEM, and heavy duty channels, partially offset by lower sales to the traditional and OES channels.
     Gross profit. Gross profit, as reported, was $177.5 million for 2006 and $154.8 million for 2005. Both years included special charges which are presented in the following table, along with a comparison of adjusted gross profit after excluding such special items.

	2006	2005
	(in millions)
Gross profit, as reported	$177.5	$154.8
Add back special items:
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
     The $3.9 million of “water pump integration costs” relates to the integration of (i) our recently acquired ASC water pump operation and (ii) the water pump operation that we owned before the acquisition of ASC. We closed our previously owned water pump factory in July 2007 and transferred production to ASC. The $3.9 million of costs includes extra costs and operating inefficiencies caused by the wind-down of our previously owned factory and also includes a write-off of component parts that were not usable when all production is transitioned to the ASC product design. (See Note 3 to the financial statements included in this Form 10-K for more information regarding our water pump integration.)
     The 2006 $3.7 million and the 2005 $3.2 million of “new business changeover and sales commitment costs” were up-front costs incurred to obtain new business and to extend existing long-term sales commitments.
     The 2005 $14.0 million “change in estimated warranty reserves” is discussed in Note 14 to the financial statements included in this Form 10-K.
     Excluding the special items, adjusted gross profit increased to $195.9 million in 2006 from $174.3 million in 2005, and the related gross margin percentage increased to 21.6% in 2006 from 21.1% in 2005. (For purposes of calculating the 2005 gross margin percent, 2005 sales were increased by the $14.0 million change in estimated warranty reserves.)
     Higher sales volume in 2006 was a major factor in our gross profit increase. The 2006 gross profit was favorably impacted by benefits from our manufacturing cost reduction initiatives, a favorable sales mix, and the lower per-unit cost of manufacturing at higher production levels. These benefits were offset by the cost of inflation-driven wage and other cost increases, including increases in raw materials, freight and utility cost due to the high cost of energy. Also adversely affecting 2006 was higher recurring warranty expense (excluding the 2005 $14.0 million change in estimated warranty reserves).
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
     Write-off of deferred financing costs. See Note 15 to the consolidated financial statements included in this Form 10-K.
     Income tax expense. We had a pre-tax income in 2006 of $6.8 million versus a pre-tax loss of $7.1 million in 2005. Despite the increase in pre-tax income, income tax expense increased only $0.2 million from 2005 to 2006. Furthermore, the effective tax rate for both years is significantly different than the statutory rates. For the reasons for this difference, see the table, which reconciles income taxes computed at the U.S. federal statutory rate to income tax expense, in Note 16 to the financial statements included in this Form 10-K.
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
Liquidity and Capital Resources
     At December 31, 2007 and 2006, the Company had $41.4 million and $31.5 million of cash, respectively. Outstanding debt was as follows (in millions):

	December 31,
	2007	2006
Notes payable	$10.1	$8.7
Capitalized leases	1.8	1.0
Term loan	200.0	265.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	441.9	504.7
Debt issuance costs	(3.5)	(4.1)

	$438.4	$500.6

     In the first quarter of 2008, in 2007, and in 2006, we used cash on hand to repay $10.0 million, $65.0 million, and $65.0 million, respectively, of the term loan. Of these amounts, only $8.0 million in 2006 was a required payment. Because of these prepayments, we do not have any required repayments of the senior credit facility term loans until December 2011. UCI’s $230.0 million senior subordinated notes are due in 2013.
     Notes payable are routine short-term borrowings by our foreign operations.

     In addition to the debt discussed above, our parent, UCI Holdco, has $265.2 million in Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding at December 31, 2007. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The interest on the Holdco Notes is payable “in kind” until December 2011, so that no cash interest is payable until that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow or liquidity of the Company until that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the Notes indenture, so we expect that the Holdco Notes will have no effect on the current operations of the Company.
     Below is a schedule of required future debt repayments. The 2008 amount is primarily routine repayments of short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

2008	$10.6
2009	0.5
2010	0.2
2011	55.1
2012	145.2
Thereafter	230.3

$441.9

     The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of March 30, 2008, UCI had not repurchased any of the senior subordinated notes, although it may, under appropriate market conditions, do so in the future.
     Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At the December 31, 2007 debt level, annual interest expense, including amortization of deferred financing costs and debt issuance costs, is approximately $37.6 million at December 31, 2007 borrowing rates. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.4 million. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
     Our primary source of liquidity is cash flow from operations and borrowings under our $75 million revolving credit facility. Borrowings under the revolving credit facility are available to fund the Company’s working capital requirements, capital expenditures and other general corporate purposes. At December 31, 2007, $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $65.6 million of unused borrowing capacity at December 31, 2007.
     Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to service debt, meet liquidity needs and fund planned capital expenditures for the next two years. For later years, we can give no assurance that our business will generate sufficient cash flow from operations, or that future borrowings will be available under our revolving credit facility in an amount sufficient to enable us to service our indebtedness or to fund other liquidity needs. In addition, as presently structured, UCI would be the sole source of cash for the payment of cash interest on the Holdco Notes beginning in 2011, and we can give no assurance that the cash for these interest payments will be available. In the future, we may need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
     UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with three customers, which has resulted in the sales of approximately $127 million and $46 million of receivables during 2007 and 2006, respectively. If receivables had not been factored, there would have been $81 million and $18 million more receivables outstanding at December 31, 2007 and 2006, respectively. As the opportunities arise, we will evaluate other factoring arrangements, which, if implemented, would increase the amount of receivables sold in the future.

     Net cash provided by operating activities. Net cash provided by operating activities of continuing operations in 2007 was $93.1 million. Profits, before deducting depreciation and amortization and the $3.6 million non-cash trademark impairment loss, and excluding the $1.7 million gain on the sale of Mexican land and building, generated $74.3 million. An increase in accounts receivable resulted in the use of $24.9 million of cash. This increase was the result of higher sales and, in certain cases, extended payment terms. Net inventory reductions generated $15.4 million of cash. An increase in accounts payable, due to normal fluctuations in the timing of purchases and payments, generated $9.8 million of cash. An increase in amounts due to Holdco had a $11.3 million positive effect on cash. This increase was primarily related to the amount payable to Holdco for UCI’s use of Holdco’s federal tax benefit generated from its current taxable loss, which offset UCI’s federal current taxes payable. Changes in all other assets and liabilities netted to a $7.2 million positive effect on cash.
     Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the years ended December 31, 2007, 2006 and 2005 were $29.7 million, $22.8 million and $26.7 million, respectively. The 2007 amount includes $1.7 million for our two new factories in China. The 2005 amount also includes $11.6 million for the implementation of a new, fully integrated information technology system that has been implemented at certain domestic operations. In 2008, capital expenditures are expected to be in the $35 million to $40 million range, including approximately $10 million in connection with our two new factories in China.
     In 2006, we had net cash proceeds of $65.2 million (net of cash sold of $5.4 million) from the sale of discontinued operations and cash expenditures of $127.4 million for the acquisition of ASC and, as part of the ASC Acquisition, we acquired $3.8 million of cash.
Contractual Obligations
     The following table is a summary of contractual cash obligations at December 31, 2007 (in millions):

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Debt repayments (excluding interest) (1)	$10.6	$0.7	$200.3	$230.3	$441.9
Interest payments (2)	36.0	71.9	61.6	—	169.5
Estimated pension funding (3)	3.8	13.7	7.4	—	24.9
Other postretirement benefit payments (4)	0.5	1.0	1.2	—	2.7
Operating leases	4.7	8.1	6.2	13.2	32.2
Purchase obligations (5)	75.3	—	—	—	75.3
Management fee (6)	2.0	4.0	4.0	—	10.0
Unrecognized tax benefits (7)
Employment agreements	0.5	—	—	—	0.5

Total contractual cash obligations	$133.4	$99.4	$280.7	$243.5	$757.0

(1)	Does not include the $265.2 million of Holdco Notes outstanding. See Note 15 to the financial statements included in this Form 10-K.

(2)	Estimated interest payments are based on the assumption that (i) December 31, 2007 interest rates will prevail throughout all future periods, (ii) debt is repaid on its due date, and (iii) no new debt is issued. Interest payments will continue beyond year 5. Nevertheless, estimated interest payments were excluded from the table after year 5.

(3)	Estimated pension funding is based on the current composition of pension plans and current actuarial assumptions. Pension funding will continue beyond year 5. Nevertheless, estimated pension funding is excluded from the table after year 5. See Note 17 to the financial statements included in this Form 10-K for the funding status of the Company’s pension plans at December 31, 2007.

(4)	Estimated benefit payments are based on current actuarial assumptions. Benefit payments will continue beyond year 5. Nevertheless, estimated payments are excluded from the table after year 5. See Note 17 to the financial statements included in this Form 10-K for the funding status of the Company’s other postretirement benefit plans at December 31, 2007.

(5)	Included in the purchase obligations is $9.5 million related to property, plant and equipment. The remainder is for materials, supplies and services routinely used in the Company’s normal operations.

(6)	The management fee is excluded from the table after year 5. The management fee is expected to continue as long as the ownership of the Company does not change.

(7)	Possible payments of $3.4 million related to unrecognized tax benefits are not included in the table because management cannot make reasonable reliable estimates of when cash settlement will occur, if ever. These unrecognized tax benefits are discussed in Note 16 to the financial statements included in this Form 10-K.

Recent Accounting Pronouncements
On January 1, 2007, UCI adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” The effect was immaterial to UCI’s financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Except for certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of this portion of SFAS No. 157 is not expected to have a material impact on UCI’s financial statements. For certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. Regarding those certain nonfinancial assets and nonfinancial liabilities, UCI has not evaluated the impact of adopting SFAS No. 157 on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. UCI will not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, the Company believes that this statement will not impact UCI’s future financial statements in the foreseeable future.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. UCI has not evaluated the potential impact of this statement on its financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 replaces the existing minority interest provisions of Accounting Research Bulletin No. 51. It defines a new term — noncontrolling interests — to replace the current term — minority interests. SFAS No. 160 also changes both the accounting and financial reporting for noncontrolling interests in a consolidated subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. UCI has not evaluated the potential impact of this statement on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
     Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese Yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries where cost of sales is translated primarily at historical exchange rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2007, approximately 6% of our net sales were made by our foreign subsidiaries. Their combined net income was not significant. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.
     Except for the Chinese subsidiaries, the balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statement of shareholder’s equity. For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our income statement. While currency exchange fluctuations between the Chinese Yuan and U.S. dollar impact our income statement, we do not consider this risk material to our financial condition or results of operation. We reduce this exposure to currency fluctuations by borrowing in China in Chinese Yuan and by maintaining cash positions only at levels necessary for operating purposes in China.
     Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. In 2008, approximately $90.0 million of the cost of our products sold to North American customers are expected to be bought in China. The currency exchange rate from Chinese Yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate, and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese Yuan strengthening against the U.S. dollar. While a change in the value of the Chinese Yuan versus the U.S. dollar could have a significant effect on the cost of our sales in the future, any change in value would not have an effect in the short term, because of our level of inventory on hand and firm dollar denominated purchase commitments. After such inventory is depleted and purchase commitments are fulfilled, however, we could be forced to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
     We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of December 31, 2007, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.

Interest Rate Risk
     In connection with our senior credit facilities, we had interest rate swap agreements which expired in August 2005. These agreements effectively converted $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. On August 10, 2005, we entered into new interest rate swap agreements. These 2005 agreements effectively converted $80 million of variable rate debt to fixed rate debt for the two years ended August 2007, and convert $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the 2005 swap agreements, we paid 4.4% and received the then current LIBOR on $80 million through August 2007 and we pay 4.4% and receive the then current LIBOR on $40 million for the 12-month period ending August 2008.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
of United Components, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of United Components, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Components, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As noted in Note 16, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007. Further, as noted in Note 17, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans: an amendment of FASB Statement No. 87, 88, 106 and 132(R), effective December 31, 2006. Also as noted in Note 21, the Company adopted SFAS No. 123(R), Share-Based Payment, effective January 1, 2006.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 28, 2008

United Components, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2007	2006
Assets

Current assets
Cash and cash equivalents	$41,440	$31,523
Accounts receivable, net	253,904	228,996
Inventories, net	142,621	158,024
Deferred tax assets	22,837	33,920
Other current assets	29,306	29,389

Total current assets	490,108	481,852

Property, plant and equipment, net	167,812	164,621
Goodwill	241,461	239,835
Other intangible assets, net	83,594	95,354
Deferred financing costs, net	3,701	5,310
Pension and other assets	11,478	9,452
Assets held for sale	1,300	6,077

Total assets	$999,454	$1,002,501

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$102,553	$92,720
Short-term borrowings	10,134	8,657
Current maturities of long-term debt	479	462
Accrued expenses and other current liabilities	95,169	99,039

Total current liabilities	208,335	200,878

Long-term debt, less current maturities	427,815	491,478
Pension and other postretirement liabilities	22,871	40,430
Deferred tax liabilities	27,338	17,350
Due to UCI Holdco	11,330	—
Minority interest	3,308	3,738
Other long-term liabilities	2,638	3,845

Total liabilities	703,635	757,719

Contingencies — Note 18

Shareholder’s equity
Common stock	—	—
Additional paid in capital	277,741	273,749
Retained earnings (deficit)	11,316	(26,433)
Accumulated other comprehensive income (loss)	6,762	(2,534)

Total shareholder’s equity	295,819	244,782

Total liabilities and shareholder’s equity	$999,454	$1,002,501

The accompanying notes are an integral part of these statements.

United Components, Inc.
Consolidated Income Statements
(in thousands)

	Year ended December 31,
	2007	2006	2005

Net sales	$969,782	$906,050	$812,703
Cost of sales	748,822	728,511	657,912

Gross profit	220,960	177,539	154,791

Operating expenses
Selling and warehousing	(61,146)	(60,047)	(57,266)
General and administrative	(49,239)	(42,636)	(37,956)
Amortization of acquired intangible assets	(7,000)	(6,651)	(5,888)
Costs of integration of water pump operations and resulting asset impairment losses (Note 3)	(696)	(6,981)	—
Costs of closing facilities and consolidating operations and gain from sale of assets (Note 5)	1,498	(6,364)	—
Asset impairments and other costs (Note 6)	(3,600)	—	(21,530)

Operating income	100,777	54,860	32,151

Other income (expense)
Interest expense, net	(40,706)	(43,262)	(36,090)
Write-off of deferred financing costs (Note 15)	—	(2,625)	—
Management fee expense	(2,000)	(2,000)	(2,000)
Miscellaneous, net	(2,739)	(137)	(1,124)

Income (loss) before income taxes	55,332	6,836	(7,063)
Income tax expense	(19,953)	(694)	(511)

Net income (loss) from continuing operations	35,379	6,142	(7,574)

Discontinued operations (Note 4)
Net income from discontinued operations, net of tax	—	2,061	3,046
Gain (loss) on sale of discontinued operations, net of tax	2,707	(16,877)	—

	2,707	(14,816)	3,046

Net income (loss)	$38,086	$(8,674)	$(4,528)

The accompanying notes are an integral part of these statements.

United Components, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities of continuing operations:
Net income (loss)	$38,086	$(8,674)	$(4,528)
Less:
Net income from discontinued operations, net of tax	—	2,061	3,046
Gain (loss) on sale of discontinued operations, net of tax	2,707	(16,877)	—

Net income from continuing operations	35,379	6,142	(7,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	35,308	35,334	33,213
Amortization of deferred financing costs and debt issuance costs	2,083	2,510	2,141
Deferred income taxes	12,883	(2,188)	(6,807)
Gain on sale of Mexican land and building	(1,716)	—	—
Non-cash write off of deferred financing costs	—	2,625	—
Non-cash asset write-downs described in Notes 3 and 5	—	7,542	—
Asset impairments and write-downs of assets of an abandoned operation	3,600	—	19,600
Other non-cash, net	3,232	3,051	(4,694)
Changes in operating assets and liabilities
Accounts receivable	(24,908)	3,033	(20,220)
Inventories	15,403	27,041	4,145
Other current assets	304	(7,325)	(10,816)
Accounts payable	9,833	(11,999)	18,631
Accrued expenses and other current liabilities	(2,501)	1,804	30,089
Other assets	(2,152)	4,530	3
Due to UCI Holdco	11,330	—	—
Other long-term liabilities	(4,948)	1,803	(635)

Net cash provided by operating activities of continuing operations	93,130	73,903	57,076

Cash flows from investing activities of continuing operations:
Proceeds from sale of Mexican land and building	6,637	—	—
Purchase price of the ASC acquisition, net of cash acquired	—	(123,634)	—
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	2,202	65,177	—
Capital expenditures	(29,687)	(22,846)	(26,653)
Proceeds from sale of property, plant and equipment	1,836	1,611	179

Net cash used in investing activities of continuing operations	(19,012)	(79,692)	(26,474)

Cash flows from financing activities of continuing operations:
Issuance of debt	20,760	113,000	—
Financing fees	—	(3,636)	—
Debt repayments	(84,884)	(66,853)	(16,254)
Dividend paid to UCI Holdco	—	(35,305)	—
Shareholder’s equity contributions	—	8,515	516

Net cash provided by (used in) financing activities of continuing operations	(64,124)	15,721	(15,738)

Discontinued operations:
Net cash provided by (used in) operating activities of discontinued operations	—	(1,472)	5,743
Net cash used in investing activities of discontinued operations	—	(2,864)	(5,343)
Effect of exchange rate changes on cash of discontinued operations	—	(341)	(321)

Effect of exchange rate changes on cash	(77)	86	(52)

Net increase in cash and cash equivalents	9,917	5,341	14,891

Cash and cash equivalents at beginning of year	31,523	26,182	11,291

Cash and cash equivalents at end of year	41,440	31,523	26,182
Less cash and cash equivalents of discontinued operations at end of year	—	—	2,418

Cash and cash equivalents at end of year of continuing operations	$41,440	$31,523	$23,764

United Components, Inc.
Consolidated Statements of Changes in Shareholder’s Equity
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
UCI consolidated balance at January 1, 2005	$—	$263,120	$22,074	$2,726	$287,920
Additions to paid in capital		516			516
Comprehensive income
Net (loss) income			(4,528)		(4,528)	$(4,528)
Other comprehensive income (loss)
Interest rate swaps				(64)	(64)	(64)
Foreign currency adjustment				(2,544)	(2,544)	(2,544)
Pension liability adjustment				(954)	(954)	(954)

Total comprehensive income (loss)						$(8,090)

UCI consolidated balance at December 31, 2005	$—	$263,636	$17,546	$(836)	$280,346

UCI consolidated balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		8,515			8,515
Dividend paid to UCI Holdco, Inc.			(35,305)		(35,305)
Recognition of stock based compensation expense		1,598			1,598
Cumulative effect adjustment due to the adoption of SFAS No. 158				(2,425)	(2,425)
Comprehensive income (loss)
Net (loss) income			(8,674)		(8,674)	$(8,674)
Other comprehensive income (loss)
Interest rate swaps				146	146	146
Foreign currency adjustment				278	278	278
Pension liability adjustment				303	303	303

Total comprehensive income (loss)						$(7,947)

UCI consolidated balance at December 31, 2006	$—	$273,749	$(26,433)	$(2,534)	$244,782

UCI consolidated balance at January 1, 2007	$—	$273,749	$(26,433)	$(2,534)	$244,782
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		3,445			3,445
Tax effect of exercise of UCI Holdco stock options		547			547
Comprehensive income (loss)
Net (loss) income			38,086		38,086	$38,086
Other comprehensive income (loss)
Interest rate swaps				(478)	(478)	(478)
Foreign currency adjustment				845	845	845
Pension liability adjustment				8,929	8,929	8,929

Total comprehensive income (loss)						$47,382

UCI consolidated balance at December 31, 2007	$—	$277,741	$11,316	$6,762	$295,819

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
United Components, Inc. (“UCI” or “the Company”) is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“UCI Holdco”). UCI Holdco and UCI are corporations formed at the direction of The Carlyle Group. At December 31, 2007, affiliates of The Carlyle Group owned 91.6% of UCI Holdco’s common stock, and the remainder was owned by certain current and former members of UCI’s senior management and board of directors. UCI Holdco has $265.2 million of Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on UCI’s balance sheet and the related interest expense is not included in UCI’s income statement. See Note 15.
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
Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred. Repairs and maintenance expenses for the years ended December 31, 2007, 2006 and 2005 were $5.7 million, $5.8 million, and $5.1 million, respectively.
Most of UCI’s trademarks have indefinite lives and are not amortized; instead they are subject to impairment evaluations. Trademarks with finite lives and other intangible assets are amortized over their useful lives on an accelerated or straight-line basis commensurate with the expected benefits received from such intangible assets.
Goodwill and Trademarks with Indefinite Lives
Goodwill and trademarks with indefinite lives are tested for impairment on an annual basis in the fourth quarter, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of these assets, projections regarding estimated discounted future cash flows and other factors are made to determine if an impairment has occurred. If UCI concludes that there has been an impairment, UCI will write down the carrying value of the asset to its fair value. In 2007 and 2005, UCI recorded trademark impairment losses of $3.6 million and $8.1 million, respectively. See Note 12.
Each year, UCI evaluates those trademarks with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. Other than the impaired trademark mentioned above, UCI has concluded that events and circumstances continue to support the indefinite lives of these trademarks.
Impairment of Long-Lived Assets, other than Goodwill and Trademarks with Indefinite Lives and Long-Lived Assets to be Disposed of
UCI evaluates all of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of such long-lived assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows that are expected to be generated by the asset. If the carrying amount exceeds the expected undiscounted future cash flows, the asset is considered to be impaired. If an asset is considered to be impaired, it is written down to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Notes 3, 5, and 6 for impairment losses recorded in 2007, 2006 and 2005.
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
UCI records a liability for uncertain tax positions where management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than “more likely than not”. UCI also records any interest and penalties related to these unrecognized tax benefits as a component of “ Income tax expense.”

Foreign Currency Translation
Chinese operations — The functional currency of our Chinese operations is the U.S. dollar. Income statements of these operations are translated into U.S. dollars at the average exchange rates for each relevant period, except for cost of sales, which is translated primarily at historical exchange rates. Non-monetary assets and liabilities are translated into U.S. dollars at historical rates, and monetary assets and liabilities are translated at the closing exchange rate as of the applicable balance sheet date. Adjustments resulting from the translation of the balance sheet are recorded in the income statement.
All other foreign operations — The functional currency for all other foreign operations is their local currency. Income statements of these operations are translated into U.S. dollars using the average exchange rates during the applicable period. Assets and liabilities of these operations are translated into U.S. dollars using the exchange rates in effect at the applicable balance sheet date. Resulting cumulative translation adjustments are recorded as a component of shareholder’s equity in “Accumulated other comprehensive income (loss).”
Foreign Currency Transactions
Transaction foreign exchange gains and losses are included in “Cost of sales” in the income statement. The net foreign exchange gains (losses) were $0.5 million, $0.7 million and $(0.8) million for the years ended December 31, 2007, 2006 and 2005, respectively.
Reporting of Comprehensive Income (Loss)
Comprehensive income (loss) includes (i) net income (loss), (ii) the cumulative effect of translating balance sheets of certain foreign subsidiaries to U.S. dollars, (iii) the effect of adjusting interest rate swaps to market, and (iv) the recognition of pension liabilities. The last three are not included in the income statement and are reflected as adjustments to shareholder’s equity.
Financial Statement Presentation
The following provides a description of certain items that appear in the income statement:
Net sales includes gross sales less deductions for incentive rebate programs, product returns, allowances and discounts. Shipping and handling fees that are billed to customers are classified as revenues.
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
Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $2.9 million, $3.8 million, and $4.9 million, respectively.
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

In January 2006, UCI adopted SFAS No. 123R, “Share-Based Payments.” UCI elected the modified prospective method of adoption under which prior periods are not revised. See Note 21 for the effect of adopting SFAS No. 123R and the related disclosures.
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
Had UCI not used the intrinsic-value method of accounting for stock options, but instead used the alternative provision of SFAS No. 123, which is the fair-value-at-date-of-grant-based method, the pro forma results for the year ended December 31, 2005 would have been as follows (in millions):

Net (loss) from continuing operations as reported	$(7.6)
Pro forma stock-based compensation expense, net of tax	1.7

Pro forma net (loss)	$(9.3)

The pro forma amount presented above was determined based on the fair value of the options at the grant date. The per share weighted average fair value of options granted was $53.51 in 2005. This amount was estimated using the Black-Scholes options pricing model using the following assumptions: dividend yield — 0.0%; volatility — 41.0%; risk-free interest rate — 4.34%; and expected option term — 8 years.
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

In the fourth quarter of 2005, UCI recorded a change in its estimate of outstanding potential warranty returns. See Note 14.
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
Defined Benefit Pension and Other Post Retirement Plans
At December 31, 2006, UCI adopted Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 17 for the effects of adopting SFAS No. 158.
New Accounting Pronouncements
On January 1, 2007, UCI adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” The effect was immaterial to UCI’s financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Except for certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of this portion of SFAS No. 157 is not expected to have a material impact on UCI’s financial statements. For certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. Regarding those certain nonfinancial assets and nonfinancial liabilities, UCI has not evaluated the impact of adopting SFAS No. 157 on its financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. UCI’s conclusion is that it will not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, the Company believes that this statement will not impact UCI’s future financial statements in the foreseeable future.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. UCI has not evaluated the potential impact of this statement on its financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 replaces the existing minority interest provisions of Accounting Research Bulletin No. 51. It defines a new term — noncontrolling interests — to replace the current term — minority interests. SFAS No. 160 also changes both the accounting and financial reporting for noncontrolling interests in a consolidated subsidiary. This statement is effective for fiscal years beginning after December 15, 2008. UCI has not evaluated the potential impact of this statement on its financial statements.

NOTE 2 — ACQUISITION OF ASC INDUSTRIES, INC.
On May 25, 2006 (the “ASC Acquisition Date”), UCI completed the acquisition of ASC Industries, Inc. and its subsidiaries (“ASC”). This transaction is referred to herein as the “ASC Acquisition.”
The ASC Acquisition is accounted for under the purchase method of accounting and, accordingly, the results of operations of ASC have been included in UCI’s results beginning on the ASC Acquisition Date.
Purchase Price
The ASC Acquisition purchase price, including $4.4 million of fees and expenses directly related to the ASC Acquisition, was $127.4 million. In addition, UCI assumed $12.0 million of ASC debt and certain other ASC obligations related to the acquisition.
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
Allocation of the ASC Acquisition Purchase Price
The allocation of the ASC Acquisition purchase price was based on the fair value of the assets acquired and liabilities assumed. In 2007, the allocation of the ASC Acquisition purchase price was finalized. The final allocation of the ASC Acquisition purchase price is as follows (in millions):

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
In the fourth quarter of 2007, UCI recorded a $1.8 million pre-tax benefit resulting from the favorable resolution of certain pre-acquisition ASC liabilities. The 2007 income statement includes $1.4 million in “Cost of sales” and $0.4 million in “General and administrative.”

Pro Forma Information
The unaudited pro forma income statement information presented below is based on the historical income statements of UCI and ASC and has been adjusted on a pro forma basis to give effect to the ASC Acquisition and the related financing, as if they had occurred on January 1, 2005. The pro forma adjustments give effect to (i) the allocation of the ASC Acquisition purchase price, (ii) UCI’s ASC Acquisition related financing, and (iii) the repayment by ASC of $81.6 million of ASC debt and other ASC obligations from the proceeds received in connection with the ASC Acquisition, as if they occurred on January 1, 2005.
The unaudited pro forma financial information does not purport to represent what the results of operations would have been had the ASC Acquisition occurred as of the date indicated, or what results will be in future periods.

	(in millions)
	Year ended December 31,
	2006	2005

Net sales	$948.0	$911.0
Operating income	68.0	30.1
Net income from continuing operations	14.2	(14.5)
Net income (loss)	(0.7)	(11.5)
The 2006 pro forma results include the 2006 losses described in Notes 3 and 5. The 2005 pro forma results include the 2005 losses described in Note 6, the change in estimate described in Note 14 and, on a pro forma basis, the $2.6 million write off of unamortized deferred financing costs described in Note 15.

NOTE 3 — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS AND RESULTING ASSET IMPAIRMENT LOSSES
Before the ASC Acquisition, UCI manufactured and distributed water pumps for all market channels. In 2007, UCI completed integrating its pre-acquisition water pump operations with the water pump operations of ASC. All domestic water pump manufacturing has been combined at ASC’s manufacturing facilities. UCI’s pre-acquisition water pump facility was closed as of July 2007.
2006 Losses
The water pump integration process began in June of 2006. In 2006, UCI recorded a total of $10.9 million of expenses related to the integration. Of these costs, $7.0 million were recorded in the income statement in “Costs of integration of water pump operations and resulting asset impairment losses,” and $3.9 million were recorded in “Cost of sales.” The combined $10.9 million of 2006 expenses are as follows (in millions):

	Cost of integration of
	water pump operations
	and resulting asset
	impairment losses	Cost of sales	Combined
Land, building and equipment impairment losses	$4.3	—	$4.3
Severance	1.7	—	1.7
Write-off of component parts	—	1.9	1.9
Costs and inefficiencies caused by wind-down	—	2.0	2.0
Other integration costs	1.0	—	1.0

	$7.0	$3.9	$10.9

The combined after-tax effect of these items was a net loss of $7.0 million in 2006.
The non-cash land, building and equipment impairment losses pertain to assets that were not expected to be used when the water pump integration was completed. These assets were written down by $4.3 million to their estimated net realizable value, when sold or scrapped. The estimated realizable values were based on preliminary estimates by management.
The $1.0 million of other integration costs include travel expenses, transportation costs and other expenditures incurred solely for the purpose of transferring production and distribution to ASC’s facilities and completing integration of the operations.
The $3.9 million of costs recorded in 2006 “Cost of sales” were directly related to the integration of water pump operations. These costs include (i) $2.0 million of costs and operating inefficiencies caused by the wind-down of our pre-ASC Acquisition water pump factory and (ii) a $1.9 million write-off of component parts that were not expected to be usable when all production was transitioned to the ASC product designs.
Severance expense is discussed below.
2007 Update
In 2007, UCI recorded additional pre-tax expenses and a gain related to the water pump integration. In 2007, $0.7 million of these costs are included in the income statement in “Costs of integration of water pump operations and resulting asset impairment losses,” and $4.7 million of these costs are included in “Cost of sales.” The combined net $5.4 million of 2007 expenses and gain are as follows (in millions):

	Cost of integration of
	water pump operations
	and resulting asset
	impairment losses	Cost of Sales	Combined
Severance	$1.6	$—	$1.6
Pension plan curtailment gain	(0.9)	—	(0.9)
Production wind-down costs	—	2.2	2.2
Other integration costs	—	2.5	2.5

	$0.7	$4.7	$5.4

The combined after-tax effect of these items was a net loss of $3.3 million in 2007.
The $2.2 million of production wind-down costs include inefficiencies and unabsorbed overhead resulting from extraordinarily low levels of production during the second quarter wind-down of operations at the pre-acquisition water pump facility. This facility ceased production at the end of the second quarter of 2007.
The $2.5 million of other integration costs include transportation expenses and other costs that were directly related to completing the integration.
Severance expense
As part of the water pump integration, UCI closed its pre-acquisition water pump manufacturing facility and substantially all of that facility’s employees were terminated. All 311 permanent employees of this facility were eligible for severance benefits, which were earned only if the employee remained employed until a Company-designated termination date. The severance benefit was (i) a three month continuation of medical insurance after termination and (ii) a lump sum payment, which varied based on years of service. The benefits resulted in $3.3 million of severance costs. $1.7 million of these costs were expensed in 2006. The remaining $1.6 million of these costs were expensed ratably over the 2007 employment periods of the affected employees.
Of the total $3.3 million of severance costs, $0.3 million was paid in 2006 and $2.8 million was paid in 2007.
Balance sheet amounts
The following table presents accrued liabilities balances related to the water pump integration costs as of December 31, 2006 along with the 2007 changes (in millions):

	Accrued	Other
	severance	liabilities
December 31, 2006 balance	$1.4	$0.2
Additional loss provision	1.6	—
Payments	(2.8)	(0.2)

December 31, 2007 balance	$0.2	—

In 2007, UCI realized $0.3 million more than the 2006 estimated realizable value from the disposal of pre-ASC Acquisition equipment that was not used when the water pump integration was completed. This $0.3 million gain was offset by a $0.3 million reduction in the estimated realizable value of the pre-ASC Acquisition water pump land and building that UCI intends to sell. At December 31, 2007 the $1.3 million net realizable value of this land and building is classified as “Assets held for sale” in the balance sheet. At December 31, 2006, the same land and building was also classified as “Assets held for sale” at the then estimated realizable value of $1.6 million.

NOTE 4 — DISCONTINUED OPERATIONS
2006 Sales of Operations
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. These operations were sold to two separate buyers for a combined $33.4 million in cash, net of fees and expenses. In connection with the driveline components transaction, UCI retained $4.9 million of pension liabilities. UCI recorded an $18.5 million after tax loss on the sale of these discontinued operations.
On November 30, 2006, UCI sold its lighting systems operation for $37.2 million in cash, net of fees and expenses. In the fourth quarter of 2006, UCI recorded a $1.6 million after-tax gain on this sale. The final sale price was subject to post-closing adjustments related to working capital and possible additional proceeds if a lighting systems building were sold. In the third quarter of 2007, the final working capital amounts were settled favorably and the building was sold. Accordingly, UCI recorded an additional $2.7 million after-tax gain in 2007. In addition, the final sale price could be increased by up to $2.2 million if the lighting systems operation makes structural changes to its pension plan, and if such changes result in a reduction in the actuarially determined deficit. The Company expects to receive during the second quarter, sufficient information to determine the likelihood of this additional sale price increase occurring.
2006 and 2005 results of discontinued operations
The operating results and the assets and liabilities of all three of the sold operations are presented as discontinued operations in UCI’s consolidated financial statements for all periods presented. Net sales and income before income taxes for these discontinued operations is presented below (in millions):

	Year Ended December 31,
	2006	2005
Net sales	$124.4	$196.1
Income before income taxes	3.6	5.0
The pre-tax income presented in the above table includes deductions for allocated interest expense of $0.3 million and $0.5 million for the years ended December 31, 2006 and 2005, respectively. Interest expense is allocated to discontinued operations in accordance with EITF Issue No. 87-24, which requires allocation of interest expense to discontinued operations to the extent UCI is required to repay debt as a result of a disposition transaction.

NOTE 5 — COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS
2006 loss provision
The following table summarizes the 2006 costs of closing facilities (in millions):

	Asset
	Write-downs	Severance	Other	Total

Closure of Canadian facility	$0.4	$0.4	$0.1	$0.9
Closure of Mexican facility	0.8	1.8	2.9	5.5

	$1.2	$2.2	$3.0	$6.4

Closure of Canadian facility
In 2006, UCI closed its Canadian facility, which manufactured and distributed mechanical fuel pumps. This production and distribution was transferred to UCI’s fuel pump operations in Fairfield, Illinois. This Canadian facility had sales of $6.2 million in 2005.
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
All of the $1.8 million of severance costs and $2.9 million of other costs (primarily equipment dismantling and transportation costs and $0.6 million of professional fees) related to the shutdown and consolidation were paid in 2006. In addition, UCI spent $1.4 million for capital expenditures in connection with this consolidation in 2006.
2007 Update
In 2007, UCI sold the land and building and certain building improvements, formerly used by the Mexican manufacturing operation. The sale proceeds were $6.6 million, net of fees and expenses. The $4.5 million net book value of the land and building was classified as “Assets held for sale” in the December 31, 2006 balance sheet. The $0.4 million of building improvements were classified as “Property, plant and equipment, net.” In 2007, UCI recorded a $1.7 million pre-tax gain on the sale. Also, in the first half of 2007, UCI incurred $0.2 million of additional costs associated with the closure of the Mexican facility.

NOTE 6 — ASSET IMPAIRMENTS AND OTHER COSTS
In 2007, UCI recorded $3.6 million of impairment losses related to certain trademarks. See Note 12 for a description.
In 2005, UCI recorded the following asset impairment losses and other costs (in millions):

	Asset
	write-downs	Other	Total

Impairment of trademark	$8.1	$—	$8.1
Impairment of software asset	3.8	—	3.8
Loss on contractual commitment	—	1.3	1.3
Impairment of property and equipment	5.5	—	5.5
Abandonment of an operation	2.2	0.6	2.8

	$19.6	$1.9	$21.5

2005 impairment of trademark and software asset
In 2005, UCI recorded an impairment loss related to certain trademark and software assets. See Note 12 for a description.
2005 loss on contractual commitment
In connection with the installation of a new integrated software system (see Note 12), UCI entered into an agreement to outsource certain computer processing functions. The agreement expired in June 2007. As discussed in Note 12, UCI decided not to install its new software system at as many operating locations as initially planned. As a result, UCI did not use all of the outsourced computer processing capacity for which it was obligated to pay. In 2005, UCI recorded a $1.3 million loss for that portion of this contractual commitment that would not be used and, therefore, would not provide future economic benefit. Of this $1.3 million, $0.8 million was paid in 2006 and the remainder was paid in 2007.
2005 impairment of property and equipment
In 2005, UCI concluded that the estimate of the future cash flows of its air filter operations in the United Kingdom did not support the carrying value of that operation’s property and equipment. Consequently, UCI recorded a $5.5 million impairment loss to write down those assets to their fair value. Fair value was estimated based on valuations from an independent appraiser.
2005 abandonment of an operation
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
Sales of Airtex UK included in UCI’s consolidated results for 2005 were $3.7 million. Pre-tax losses of Airtex UK included in UCI’s consolidated results for 2005 were $(0.9) million.

NOTE 7 — TERMINATION OF PAY-ON-SCAN PROGRAM
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
NOTE 8 — ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in UCI’s allowance for doubtful accounts are as follows (in millions):

	December 31,
	2007	2006	2005

Beginning of year	$2.7	$2.5	$2.6
Addition due to ASC Acquisition	—	0.1	—
Provision for doubtful accounts	(0.2)	0.3	0.1
Accounts written off	(0.2)	(0.2)	(0.2)

	$2.3	$2.7	$2.5

NOTE 9 — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables to two factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $127 million and $46 million of receivables during 2007 and 2006, respectively.
If receivables had not been factored, $81 million and $18 million of additional receivables would have been outstanding at December 31, 2007 and 2006, respectively. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $2.9 million, $1.0 million, and $0.3 million in 2007, 2006 and 2005, respectively. These costs are recorded in the consolidated income statement in “Miscellaneous, net.”

NOTE 10 — INVENTORIES
The components of inventories are as follows (in millions):

	December 31,
	2007	2006

Raw materials	$45.8	$47.2
Work in process	33.0	32.7
Finished products	79.4	97.8
Valuation reserves	(15.6)	(19.7)

	$142.6	$158.0

NOTE 11 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following (in millions):

		December 31,
	Depreciable Life	2007	2006

Land and improvements	5-10 years (for improvements)	$6.3	$4.9
Buildings and improvements	5-40 years	64.7	56.0
Equipment	3-15 years	197.2	178.9

		268.2	239.8
Less accumulated depreciation		(100.4)	(75.2)

		$167.8	$164.6

Included in equipment shown above are cumulative additions of approximately $3.6 million and $2.1 million at December 31, 2007 and 2006, respectively, under capital lease obligations. The related accumulated depreciation was approximately $1.2 million and $0.7 million at December 31, 2007 and 2006, respectively.
Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $25.7 million, $26.2 million and $26.5 million, respectively.
NOTE 12 — OTHER INTANGIBLE ASSETS
The components of other intangible assets are as follows (in millions):

		December 31, 2007			December 31, 2006
			Accumulated			Accumulated
	Amortizable Life	Gross	amortization	Net	Gross	amortization	Net

Acquired intangible assets
Customer relationships	3 — 20 years	$62.1	$(23.1)	$39.0	$60.6	$(17.7)	$42.9
Technologies	10 years	8.9	(5.4)	3.5	8.8	(4.4)	4.4
Trademarks	10 years	4.3	(1.0)	3.3	4.4	(0.4)	4.0
Trademarks	Indefinite	26.0	—	26.0	29.6	—	29.6
Integrated software system	7 years	17.7	(5.9)	11.8	17.8	(3.3)	14.5

		$119.0	$(35.4)	$83.6	$121.2	$(25.8)	$95.4

In 2007, UCI recognized a trademark impairment loss of $3.6 million. This non-cash loss was due to a customer’s decision to market a significant portion of UCI supplied products under the customer’s own private label brand, instead of UCI’s brand. The customer’s decision to market using its own private label brand is not expected to affect UCI’s sales of these products.

In 2006, as part of the ASC Acquisition, UCI acquired $12.6 million of customer relationship intangible assets, $1.6 million of technologies and $4.3 million of trademarks.
In 2005, UCI recorded an $8.1 million impairment loss on one of its trademarks. This non-cash loss was the result of a customer’s decision to market a significant portion of UCI-supplied products under the customer’s own private label brand, instead of UCI’s brand.
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
The estimated amortization expense related to acquired intangible assets and the integrated software system for each of the succeeding five years is (in millions):

	Acquired	Integrated
	intangible	software
	assets	system
2008	$6.3	$2.5
2009	5.7	2.5
2010	5.2	2.5
2011	4.7	2.5
2012	4.2	1.7
NOTE 13 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	December 31,
	2007	2006

Salaries and wages	$3.5	$2.9
Bonuses	6.7	7.5
Vacation pay	4.7	4.5
Product returns	28.1	28.6
Rebates, credits and discounts due customers	10.9	10.2
Insurance	9.8	10.2
Taxes payable	10.4	9.3
Interest	2.6	3.7
Other	18.5	22.1

	$95.2	$99.0

NOTE 14 — PRODUCT RETURNS LIABILITY
The liability for product returns is included in “Accrued expenses and other current liabilities”. This liability includes accruals for parts returned under warranty and for parts returned because of customer excess quantities. UCI provides warranties for its products’ performance. Warranty periods vary by part, but generally are either one year or indefinite. In addition to returns under warranty, UCI allows its customers to return quantities of parts that the customer determines to be in excess of its current needs. Customer rights to return excess quantities vary by customer and by product category. Generally, these returns are contractually limited to 3% to 5% of the customer’s purchases in the preceding year. In some cases, UCI does not have a contractual obligation to accept excess quantities. However, common practice for UCI and the industry is to accept periodic returns of excess quantities from on-going customers. If a customer elects to cease purchasing from UCI and change to another vendor, it is industry practice for the new vendor, and not UCI, to accept any inventory returns resulting from the vendor change and any subsequent inventory returns.
The changes in UCI’s product returns accrual are listed in the table below. The 2005 reduction to sales amount includes $14.0 million resulting from a change in estimate with respect to warranty returns. Based on new information, UCI increased its estimate of the average periods of time from (a) the date that certain products are sold, to (b) the various dates when warranty claims on those products are received. In prior periods, UCI assumed that most warranty claims surfaced soon after the ultimate consumer purchased and installed the product. Based on unexpectedly high loss experience in the fourth quarter of 2005 and research conducted in 2005, UCI estimated that, in many cases, warranty claims surface over a much longer period of time. Because warranty claims on certain products may be received for a longer period of time than previously estimated, UCI increased the estimate of potential claims outstanding.
The 2005 reduction to sales amount listed below also includes a $2.2 million reduction in product returns liabilities. This favorable effect was the result of UCI reducing the warranty period for one of it product lines. The warranty period was reduced from indefinite to one year after it is purchased by the ultimate consumer.
UCI routinely monitors returns data and adjusts estimates based on this data.
Changes in UCI’s product returns accrual are (in millions):

	Year ended December 31,
	2007	2006	2005

Beginning of year	$28.6	$26.2	$14.7
Addition due to ASC Acquisition	—	1.4	—
Cost of unsalvageable returned parts	(46.6)	(50.2)	(39.8)
Additional reductions to sales	46.1	51.2	51.3

End of year	$28.1	$28.6	$26.2

NOTE 15 — DEBT
The Company’s debt is summarized as follows (in millions):

	December 31,
	2007	2006

Short-term borrowings	$10.1	$8.7
Capitalized leases	1.8	1.0
Term loan	200.0	265.0
Senior subordinated notes	230.0	230.0
Debt issuance costs	(3.5)	(4.1)

	438.4	500.6
Less:
Short-term borrowings	10.1	8.7
Current maturities	0.5	0.4

Long-term debt	$427.8	$491.5

UCI’s balance sheet does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. Interest on Holdco Notes is payable “in kind” through December 2011, therefore UCI Holdco has no cash interest payments until that date.
Senior credit facilities — The senior credit facility includes a term loan and a revolving credit facility.
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
The term loan is secured by all tangible and intangible assets of UCI. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods that may be elected by UCI. The interest rate is variable and is determined as described in the second paragraph below.
In each of 2007 and 2006, UCI voluntarily prepaid $65 million of the senior credit facility term loan.
UCI may select from two options to determine the interest rate on the term loan and revolving credit borrowings. The two options are the Base Rate or Eurodollar Rate plus, in each case, an applicable margin. The applicable margin is subject to adjustment based on a consolidated leverage ratio, as defined. The Base Rate is a fluctuating interest rate equal to the higher of (a) the prime lending rate as set forth on the British Banking Association Telerate page 5 or another comparable page and (b) the Federal funds effective rate plus 0.50%. At December 31, 2007 and 2006, the interest rate was 6.91% and 7.63%, respectively. In addition to interest on outstanding borrowings, UCI is required to pay a commitment fee on any unused revolving credit facility commitments at a per annum rate of 0.50%, subject to adjustment based upon the consolidated leverage ratio, as defined. (See Note 23 for the impact of interest rate swaps.)
UCI’s senior credit facility also includes a $75 million revolving credit facility, which is available until June 2009. Revolving credit borrowings are secured by all tangible and intangible assets of UCI. The interest rate is variable and is determined as described in the preceding paragraph. At December 31, 2007 and 2006, there were no borrowings outstanding under the revolving credit facility. At December 31, 2007, $9.4 million of the borrowing capacity had been used to support outstanding letters of credit. Accordingly, at December 31, 2007, $65.6 million was available for borrowing under the revolving credit facility.
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
In December 2006, UCI entered into an amendment to the senior credit facility for the purpose of paying a $35.3 million dividend to its shareholder.
Senior subordinated notes (the “Notes”) — The Notes bear interest at 9 3/8%. Interest is payable semi-annually, in arrears on June 15 and December 15 of each year. The Notes are unsecured and rank equally in right of payment with any of UCI’s future senior subordinated indebtedness. They are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. They are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries. The Notes mature on June 15, 2013.

The Notes indenture contains covenants that limit UCI’s ability to: incur or guarantee additional debt, pay dividends or redeem stock, make certain investments, and sell assets. UCI is in compliance with all of these covenants.
Short-term borrowings — At December 31, 2007, short-term borrowings included $1.2 million of a Spanish subsidiary’s notes payable and $8.9 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2007, the interest rate on the Spanish subsidiary’s notes payable and the Chinese subsidiaries’ notes payable was 5.2% and 6.5%, respectively. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. $4.8 million of the Chinese subsidiaries’ notes payable are secured by receivables.
Future payments — The following is a schedule of future payments of debt at December 31, 2007 (in millions):

2008	$10.6
2009	0.5
2010	0.2
2011	55.1
2012	145.2
Thereafter	230.3

$441.9

Interest expense — Net interest expense in 2007 was $40.7 million, including $0.6 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $65 million of the senior credit facility term loan. Net interest expense in 2006 was $43.3 million, including $0.6 million of fees for senior credit agreement amendments and $0.7 million of accelerated write-off of deferred financing costs due to the voluntary prepayments of $65 million of the senior credit facility term loan. Net interest expense in 2005 was $36.1 million, including a $0.3 million senior credit agreement amendment fee and $0.2 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $15 million of the senior credit facility term loan. $0.2 million of interest was capitalized in 2007. No interest was capitalized in 2006.
Holdco Notes — As of December 31, 2007, UCI Holdco, had $265.2 million of Holdco Notes outstanding. The Holdco Notes bear interest at a rate based upon LIBOR plus a spread. This rate is 12.491% at December 31, 2007. The Holdco Notes do not appear on UCI’s balance sheet and the related interest expense is not included in UCI’s income statement. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The interest is payable “in kind” through December 2011, so that UCI Holdco has no cash interest payable until that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow of the Company until that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the Notes indenture, so the Company expects that the covenant of the Holdco Notes will have no effect on the current operations of UCI.

NOTE 16 — INCOME TAXES
The components of (loss) income before income taxes are as follows (in millions):

	Year ended December 31,
	2007	2006	2005

Income (loss) before income taxes
United States	$59.8	$10.7	$2.1
Foreign	(4.5)	(3.9)	(9.2)

	$55.3	$6.8	$(7.1)

Components of income tax expense (benefit) are as follows (in millions):

	Year ended December 31,
	2007	2006	2005

Current
Federal	$6.0	$—	$5.5
State	1.7	1.5	1.2
Foreign	(1.3)	1.8	(1.1)

	6.4	3.3	5.6

Deferred
Federal	12.6	(2.9)	(4.7)
State	1.0	0.5	(0.3)
Foreign	—	(0.2)	(0.1)

	13.6	(2.6)	(5.1)

	$20.0	$0.7	$0.5

A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense follows (in millions):

	Year ended December 31,
	2007	2006	2005
Income tax expense (benefit) at U.S. Federal statutory rate	$19.4	$2.4	$(2.5)
R&D tax credit	(0.2)	(0.2)	(1.0)
Federal income taxes related to “check the box” election and insolvency loss of a foreign subsidiary	(1.4)	(2.7)	—
Foreign income tax losses not benefited and rate differential	1.8	1.5	1.9
State income taxes, net of Federal income tax benefit	1.8	1.2	0.6
Abandonment of an operation		—	1.0
Adjust ASC pre-acquisition deferred tax liabilities	(1.1)	—	—
Other, net	(0.3)	(1.5)	0.5

Income tax expense	$20.0	$0.7	$0.5

The adjustment in the above table for “Adjust ASC pre-acquisition deferred tax liabilities” is to reflect the finally determined tax basis of ASC pre-acquisition intangible assets. “Other, net” in the above table is primarily reductions of prior year-end tax liabilities to reflect the actual tax expense reported in subsequently filed tax returns.
Deferred taxes are attributable to the following (in millions):

	December 31,
	2007	2006
Deferred tax assets
Pension and postretirement benefits	$7.5	$8.8
Product returns and warranty accruals	10.7	10.7
Inventory valuation	7.9	9.3
Net operating loss carryforwards	4.1	13.4
Vacation accrual	1.3	1.3
Insurance accruals	3.0	2.4
Allowance for doubtful accounts	0.8	1.0
Tax credit carryforwards	0.3	0.6
Pension liability adjustment included in other comprehensive income (loss)	—	2.3
Other accrued liabilities	1.3	1.1
Other	2.1	1.9

	39.0	52.8
Less: valuation allowance for foreign tax credit carryforwards and foreign net operating loss carryforwards	(4.3)	(3.1)

Total deferred tax assets	34.7	49.7

Deferred tax liabilities
Depreciation and amortization	(16.2)	(15.2)
Goodwill amortization for tax, but not book	(14.2)	(10.2)
Acquired Intangible assets	(2.5)	(3.7)
Pension liability adjustment included in other comprehensive income (loss)	(3.3)	—
Prepaid expenses	(2.1)	(2.9)
Other	(0.9)	(1.1)

Total deferred tax liabilities	(39.2)	(33.1)

Net deferred tax assets (liabilities)	$(4.5)	$16.6

The net deferred tax assets are included in the balance sheet as follows (in millions):

	December 31,
	2007	2006

Deferred tax assets	$22.8	$33.9
Deferred tax liabilities	(27.3)	(17.3)

Net deferred tax assets (liabilities)	$(4.5)	$16.6

In 2007, UCI elected to carryback its 2006 US federal net operating loss to the 2004 tax year. Approximately $8.3 million of the refund was outstanding at December 31, 2007 and is included in “Other current assets” at December 31, 2007. This amount was classified as a deferred tax asset at December 31, 2006.
At December 31, 2007, UCI had $13.2 million of foreign net operating loss carryforwards with no expiration date and $0.3 million of foreign tax credit carryforwards which expire in 2013 and 2014. In assessing the realization of the deferred tax assets related to these carryforwards, UCI has determined that it is more likely than not that the deferred tax assets will not be realized. Therefore, a valuation allowance has been recorded for these carryforwards.

Realization of the remaining net deferred tax assets is dependent on UCI generating sufficient taxable income in future years to utilize the benefits of the reversals of temporary differences. UCI has performed an assessment regarding the realization of the remaining net deferred tax assets, which includes projecting future taxable income, and has determined it is more likely than not that the remaining net deferred tax assets will be realized.
UCI does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested. At December 31, 2007, these earnings amounted to approximately $7.0 million. Determination of the net amount of unrecognized U.S. income taxes with respect to these earnings is not practicable.
FIN 48
On January 1, 2007, UCI adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The effect was immaterial to UCI’s financial statements.
A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (dollars in millions):

Balance at January 1, 2007	$4.3
Additions for tax positions related to the current year	2.1
Reductions based on tax position related to the current year	(0.9)
Additions for tax position of prior years	0.4
Reductions for tax position of prior years	(0.1)
Reduction for lapse of applicable statutes of limitations	(0.1)

Balance at December 31, 2007	$5.7

At December 31, 2007, approximately $2.6 million of the unrecognized tax benefits, if recognized, would change the effective tax rate. Also, UCI has recorded, as income tax expense, $0.2 million of interest expense (net of Federal benefit) and $0.2 million of penalties related to the unrecognized tax benefits. At December 31, 2007, the total interest (net of Federal benefits) and penalties accrued related to uncertain tax benefits were $0.3 million and $0.5 million, respectively.
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
UCI expects the total unrecognized tax benefits to decline by approximately $0.5 million in 2008. This decline is due to the elimination of a temporary timing difference resulting from the passage of time and the expiration of applicable statutes of limitations. $0.2 million of this amount will impact the effective tax rate.
Intercompany payable to UCI Holdco
For federal and certain state tax purposes, UCI is included in the consolidated tax returns of UCI Holdco. UCI’s stand-alone financial statements report UCI’s income tax liabilities and refunds receivable as income taxes payable and receivable until they are settled in cash with the taxing jurisdictions. To the extent UCI’s tax on its taxable income is offset by UCI Holdco’s taxable losses, UCI records that portion of its tax expense as a payable to UCI Holdco.
In 2007, UCI Holdco’s taxable losses partially offset UCI’s current taxable income. Accordingly, UCI has recorded an $12.4 million payable to UCI Holdco.

NOTE 17 — EMPLOYEE BENEFIT PLANS
Pension Plans
UCI maintains defined benefit retirement plans covering certain U.S. and non-U.S. employees. Retiree benefits, under the defined benefit retirement plans, are generally based on years of service and employee compensation.
The measurement date used to determine pension obligations is December 31. The following table sets forth the plans’ status (in millions):

	December 31,
	2007	2006
Change in benefit obligations
Benefit obligations at beginning of year	$208.3	$209.0
Service cost	5.5	6.7
Interest cost	12.0	11.3
Actuarial gain	(18.1)	(11.2)
Plan amendments	0.1	0.3
Plan curtailment	(0.9)	—
Benefits paid	(8.3)	(7.8)

Benefit obligations at end of year	$198.6	$208.3

Change in plan assets
Fair value of plan assets at beginning of year	$183.3	$161.2
Actual return on plan assets	10.2	19.7
Employer contributions	7.7	10.2
Benefits paid	(8.3)	(7.8)

Plan assets at end of year	$192.9	$183.3

Funded status, net	$(5.7)	$(25.0)

Some of the above “Funded status, net” has not been recorded in any of UCI’s income statements, but instead has been recorded in “Accumulated other comprehensive income.” Amounts recognized in “Accumulated other comprehensive income (loss)” consisted of (in millions):

		Amortized,
		in 2007
	Dec 31,	pension	2007	Dec 31,
	2006	expense	Additions	2007
Prior service costs	$(1.0)	$0.1	$(0.1)	$(1.0)
Net actuarial gain (loss)	(4.9)	0.2	14.1	9.4
Deferred income tax benefit	2.3	(0.1)	(5.4)	(3.2)

Accumulated other comprehensive income (loss)	$(3.6)	$0.2	$8.6	$5.2

In 2008, a gain of less than $0.2 million will be amortized from “Accumulated other comprehensive income (loss).”

The components of net periodic pension expense are as follows (in millions):

	Year ended December 31,
	2007	2006	2005
Service cost	$5.5	$6.7	$7.1
Interest cost	12.0	11.3	10.7
Expected return on plan assets	(14.1)	(13.0)	(11.9)
Amortization of prior service cost	0.1	0.1	0.1
Amortization of unrecognized gain	0.2	0.2	0.1
Curtailment (gain) loss recognized	(0.9)	0.8	—

	$2.8	$6.1	$6.1

As a result of closing one of UCI’s water pump operations (Note 3), in 2007 UCI recorded a $0.9 million curtailment gain. The 2006 $0.8 million curtailment loss relates to the sale of UCI’s driveline components operation (Note 4) and is included in the income statement in “Loss on sale of discontinued operations.”
UCI determines its actuarial assumptions on an annual basis. In determining the present values of UCI’s benefit obligations and net periodic pension expense for all plans as of and for the years ended December 31, 2007, 2006 and 2005, UCI used the following assumptions:

	2007	2006	2005

Weighted average discount rate to determine benefit obligations	6.5%	5.8%	5.5%
Weighted average discount rate to determine net cost	5.8%	5.5%	5.8%
Rate of future compensation increases	4.0%	4.0%	4.0%
Rate of return on plan assets	8.0%	8.0%	7.8%
The assumed rate of return on plan assets was determined based on expected asset allocation and long-term returns for each category of investment.
The weighted-average pension plan asset allocations for all plans are as follows:

	December 31,
	2007	2006

Equity securities	62%	62%
Debt securities	38%	38%

Total	100%	100%

UCI’s investment strategy is to maintain the mix of equity and debt securities in the approximate percentages shown above.
During 2008, UCI expects to contribute approximately $3.8 million to its plans. Pension benefit payments expected to be paid are as follows: $9.5 million in 2008; $10.0 million in 2009; $10.6 million in 2010; $11.3 million in 2011; $12.0 million in 2012; and $70.8 million in 2013 through 2017. Expected benefit payments are based on the same assumptions used to measure UCI’s benefit obligations at December 31, 2007 and include estimated future employee service.

Profit Sharing and Defined Contribution Pension Plans
Certain UCI subsidiaries sponsor defined contribution plans under section 401(k) of the Internal Revenue Code. Eligible participants may elect to defer from 5% to 50% of eligible compensation, subject to certain limitations imposed by the Internal Revenue Code. Such subsidiaries are required to match employees’ contributions based on formulas which vary by plan. For profit sharing and defined contribution pension plans, UCI expensed $3.5 million, $2.9 million, and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Other Postretirement Benefits
Certain UCI subsidiaries provide health care and life insurance benefits to eligible retired employees. The plans are partially funded by participant contributions and contain cost-sharing features such as deductibles and coinsurance.
The measurement date used to determine postretirement obligations is December 31. The following table presents information for the postretirement plans (in millions):

	December 31,
	2007	2006
Change in benefit obligations
Benefit obligations at beginning of year	$8.2	$7.9
Service cost	0.2	0.3
Interest cost	0.5	0.4
Actuarial gain	(0.2)	—
Benefits paid	(0.4)	(0.4)

Benefit obligations accrued at end of year	$8.3	$8.2

The accrued obligation is included in the balance sheet as follows (in millions):

	December 31,
	2007	2006
Accrued obligation included in “Accrued expenses and other current liabilities”	$(0.5)	$(0.4)
Accrued obligation included in “Pension and other postretirement liabilities”	(7.8)	(7.8)

	$(8.3)	$(8.2)

The December 31, 2006 adoption of SFAS No. 158 for other postretirement benefits affected accrued liabilities and “Accumulated other comprehensive income (loss)” by less than $0.1 million. The change in 2007 was approximately $0.2 million.
The following are the components of net periodic postretirement benefit cost (in millions):

	Year ended December 31,
	2007	2006	2005
Service cost	$0.2	$0.3	$0.3
Interest cost	0.5	0.4	0.4

	$0.7	$0.7	$0.7

UCI determines its actuarial assumptions annually. In determining the present values of UCI’s benefit obligations and net periodic benefit cost, UCI used discount rates of 6.5% and 5.75% for the years ended December 31, 2007 and 2006, respectively. The annual health care cost trend rate is assumed to decline from 9% in 2007 to 5% in 2012. Increasing the assumed healthcare cost trend rates by one percentage point would result in additional annual costs of approximately $40,000. Decreasing the assumed health care cost trend rates by one percentage point would result in a decrease of approximately $35,000 in annual costs. The effect on postretirement benefit obligations at December 31, 2007 of a one percentage point increase is $0.3 million. The effect of a one percentage point decrease is $0.2 million.

UCI continues to fund medical and life insurance benefit costs principally on a pay-as-you-go basis. The pay-as-you-go expenditures for postretirement benefits have not been material. During 2008, UCI expects to contribute approximately $0.5 million to its postretirement benefit plans. The benefits expected to be paid in each year from 2009 through 2012 are $0.5 million, $0.5 million, $0.6 million, and $0.6 million, respectively. The aggregate benefits expected to be paid in the five years 2013 through 2017 are $3.3 million.
2006 Adoption of SFAS No. 158
UCI adopted SFAS No. 158 effective December 31, 2006. Adoption of SFAS No. 158 did not effect the 2006 income statement. The incremental effects of adopting SFAS No. 158 at December 31, 2006, on individual line items of the balance sheet are (in millions):

	Before	Adjustments	After
	Adoption of	due to adoption	Adoption of
	SFAS No. 158	of SFAS No. 158	SFAS No. 158
Prepaid pension included in “Pension and other assets”	$7.7	$—	$7.7
Liability for pension benefits included in:
“Accrued expenses and other current liabilities”	0.1	—	0.1
“Pension and other postretirement liabilities”	28.7	3.9	32.6
Deferred tax (assets) related to pension included in:
“Deferred tax liabilities”	(0.8)	(1.5)	(2.3)
Accumulated other comprehensive income (loss)	(1.2)	(2.4)	(3.6)
The adjustment to accumulated other comprehensive income (loss) at adoption, to the extent that it offsets the increase in pension and other post retirement liabilities, represents the net unrecognized actuarial losses and unrecognized prior service costs, which were previously netted against the plans’ funded status in UCI’s financial statements pursuant to the provisions of SFAS No. 87. These amounts are being subsequently recognized as net periodic pension cost pursuant to UCI’s historical accounting policy for amortizing such amounts. Further, additional actuarial gains and losses and additional prior service costs, if any, will be recognized as a component of other comprehensive income (loss) in the period in which they arise. Those additional amounts will be subsequently recognized as a component of net periodic pension cost pursuant to UCI’s historical accounting policy for amortizing such amounts.
Amounts recognized in “Accumulated other comprehensive income (loss)” at December 31, 2006 consist of (in millions):

	Before	Adjustments	After
	Adoption of	Due to adoption	Adoption of
	SFAS No. 158	of SFAS No. 158	SFAS No. 158
Prior service costs	$(0.2)	$(0.8)	$(1.0)
Net actuarial losses	(1.8)	(3.1)	(4.9)
Deferred income tax benefit	0.8	1.5	2.3

Accumulated other comprehensive income (loss)	$(1.2)	$(2.4)	$(3.6)

The provisions of SFAS No. 158 were applied prospectively. Therefore, prior periods presented in these consolidated financial statements are not restated.

NOTE 18 — COMMITMENTS AND CONTINGENCIES
Leases
The following is a schedule of the future minimum payments under operating leases that have non-cancelable lease terms (in millions):

Minimum
payments

2008	$4.7
2009	4.4
2010	3.7
2011	3.2
2012	3.0
2013 and thereafter	13.2

$32.2

These lease payments include the payment of certain taxes and other expenses. Rent expense was $4.8 million, $4.9 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Insurance Reserves
UCI purchases insurance policies for workers’ compensation, automobile and product and general liability. These policies include high deductibles for which UCI is responsible. These deductibles are estimated and recorded as expenses in the period incurred. Estimates of these expenses are updated each quarter, and the expenses are adjusted accordingly. These estimates are subject to substantial uncertainty because of several factors that are difficult to predict, including actual claims experience, regulatory changes, litigation trends and changes in inflation. Estimated unpaid losses for which UCI is responsible are included in the balance sheet in “Accrued expenses and other current liabilities.”
Environmental
UCI is subject to a variety of Federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.9 million accrued at December 31, 2007 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter. Expenditures for these environmental matters totaled $0.4 million, $0.6 million and $0.7 million in 2007, 2006 and 2005, respectively.
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

Value-added Tax Receivable
The Company’s Mexican operation has outstanding receivables in the amount of $4.6 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which the Company believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected the Company’s claims for these refunds, and the company has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
NOTE 19 — RELATED PARTY TRANSACTIONS
UCI has employment agreements with certain of its executive officers providing for annual compensation amounting to approximately $0.5 million per annum plus bonuses and severance pay under certain circumstances.
In 2003, UCI entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to UCI and its subsidiaries. Pursuant to this agreement, UCI pays an annual management fee of $2.0 million and out-of-pocket expenses, and UCI may pay Carlyle additional fees associated with financial advisory services and other transactions. The management agreement provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under this agreement. The agreement terminates either when Carlyle or its affiliates own less than 10% of UCI’s equity interest or when UCI and Carlyle mutually agree to terminate the agreement.
In May 2006, UCI paid $2.5 million to the Carlyle Group for its services in connection with the ASC Acquisition and the related financing.
As part of the ASC Acquisition, UCI acquired a 51% interest in a Chinese joint venture. This joint venture purchases aluminum castings from UCI’s 49% joint venture partner, Shandong Yanzhou Liancheng Metal Products Co. Ltd and other materials from the joint venture partner’s affiliates. From the ASC Acquisition Date to December 31, 2006, approximately $7 million of aluminum castings and other materials were purchased from UCI’s joint venture partner and its affiliates. In 2007, UCI purchased $15.4 million from its joint venture partner and its affiliates.
ASC rents a building from its president. The 2007 rent payment, which is believed to be at market rate, was $1.4 million.
NOTE 20 — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Year ended December 31,
	2007	2006	2005

United States	$821.7	$770.9	$692.0
Mexico	34.7	39.2	29.9
Canada	34.0	27.6	30.0
United Kingdom	13.8	12.6	12.6
France	8.5	7.9	7.0
Venezuela	6.4	4.5	4.1
Germany	4.2	3.9	3.5
Spain	4.1	3.6	3.7
Other	42.4	35.9	29.9

	$969.8	$906.1	$812.7

Net long-lived assets by country are as follows (in millions):

	December 31,
	2007	2006
United States	$226.0	$244.2
Mexico	12.2	12.4
Spain	2.6	3.4
China	27.0	20.8
Goodwill	241.5	239.8

	$509.3	$520.6

NOTE 21 — STOCK OPTIONS
Adoption of SFAS No. 123R
In January 2006, UCI adopted SFAS No. 123R, “Share-Based Payment.” UCI elected the modified prospective method of adoption under which prior periods are not revised. Prior to January 2006, UCI accounted for stock options in accordance with the disclosure-only provisions of SFAS No. 123.
In 2007 and 2006, pre-tax expenses of $3.4 million and $1.6 million, respectively, were recorded for stock option based compensation. In accordance with the accounting rules applied in 2005, there was no such expense recorded in 2005. See Note 1 for the pro forma expense related to 2005.
Description of Plan and Valuation of Stock Options
UCI Holdco adopted a stock option plan in 2003. The option plan permits the granting of options to purchase shares of common stock of UCI Holdco to UCI’s employees, directors, and consultants. Options granted pursuant to the option plan must be authorized by the Compensation Committee of the Board of Directors of UCI Holdco. The aggregate number of shares of UCI Holdco’s common stock that may be issued under the option plan may not exceed 450,000. The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the option plan. No option life can be greater than ten years. Options currently vest over an 8 year period, and vesting of a portion of the options could accelerate if UCI achieves certain financial targets, or in the event of certain changes in ownership. The options have an exercise price equal to the estimated market value of UCI Holdco’s common stock on the date of grant, except for options to purchase 45,750 shares of stock granted in 2007 at an exercise price that was above the estimated market value at the date of grant.
Options granted prior to December 2006 originally had an exercise price of $100. In January 2007, as a result of the dividend paid to UCI Holdco stockholders of approximately $96 per share, the exercise price for all options outstanding as of that date was revised to $5 per share. See “Modifications” below.
Information related to the number of shares under options follows:

	December 31,
	2007	2006	2005
Number of shares under option:
Outstanding, beginning of year	321,565	304,040	304,578
Granted	73,750	49,500	39,500
Canceled	(42,654)	(31,975)	(40,038)
Exercised	(118,666)	—	—

Outstanding, end of year	233,995	321,565	304,040

Exercisable, end of year	148,611	108,290	92,657

The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The fair value of options granted in 2007 ranged from $4.05 to $12.96. Except for options granted in December 2006, the fair value of options granted in 2006 was $53.51. The fair value of the options to purchase 2,000 shares that were granted in December 2006 was $72.88 per share. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

Valuation assumptions	2007	2006
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.67%	4.36%
Volatility	41.83%	41.37%
Expected option term in years	8	8
Weighted average exercise price per share	$74.11	$5.00
Weighted average market value per share	$23.63	$100.75
Because of its large outstanding debt balances, UCI does not anticipate paying cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero. The expected option term is based on the assumption that options will be outstanding throughout their 8-year vesting period. Volatility is based upon the volatility of comparable publicly traded companies. Because UCI Holdco is not publicly traded, the market value of its stock is estimated based upon the valuation of comparable publicly traded companies, the value of reported acquisitions of comparable companies, and discounted cash flows. The exercise price and market value per share amounts presented above were as of the date the stock options were granted.
A summary of stock option activity in 2007 follows:

			Weighted
			Average
	Number	Weighted	Remaining
	Of Shares	Average	Contractual
	Under Option	Exercise Price	Life
Outstanding at December 31, 2006	321,565	$5.00
Granted	73,750	74.11
Canceled	(42,654)	5.00
Exercised	(118,666)	5.00

Outstanding at December 31, 2007	233,995	$26.78	8.1 years

Exercisable at December 31, 2007	148,611	$17.37	7.4 years
The intrinsic value of options exercised during 2007 was $2.2 million. There were no options exercised during 2006 and 2005. Proceeds from the exercise of options in 2007 of $0.6 million were received and retained by UCI Holdco.
A summary of the number of shares under options that are outstanding as of December 31, 2007 follows:

Number	Weighted	Weighted	Number
Of Shares	Average	Average	Exercisable at	Weighted Average
Under Option	Remaining Life	Exercise Price	December 31,2007	Exercise Price
160,245	7.2	$5.00	124,892	$5.00
28,000	10.0	$23.63	6,563	$23.63
45,750	10.0	$105.00	17,156	$105.00
At December 31, 2007, there was $2.9 million of unrecognized compensation cost relating to outstanding unvested stock options. Approximately $0.9 million of this cost will be recognized in 2008. The balance will be recognized in declining amounts through 2015.
The $3.4 million and $1.6 million of stock option based compensation expense recorded in 2007 and 2006, respectively, is a non-cash charge.

Modifications
In December 2006, UCI Holdco declared a dividend of approximately $96 per share of common stock. In accordance with the terms of the stock option agreement, in January 2007 the exercise price of all outstanding options was lowered to offset the adverse effect the dividend had on the value of the options. This change did not increase the value of the options; consequently, no additional compensation expense was or will be incurred.
In 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the then outstanding stock options and also lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $1.5 million more expense in 2007 than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years.
NOTE 22 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Long-term debt — The fair market value of the $230 million senior subordinated notes at December 31, 2007 was $226 million. The carrying value of borrowings under the senior credit facility equals fair market value because their variable interest rates reflect market rates.
Interest rate swaps — Interest rate swaps are marked to market at the end of each reporting period.
NOTE 23 — INTEREST RATE SWAPS
In connection with UCI’s senior credit facilities, UCI had interest rate swap agreements which expired in August 2005. These agreements effectively converted $118 million of variable rate debt to fixed rate debt for the two years ended August 2005. On August 10, 2005, UCI entered into new interest rate swap agreements. These 2005 agreements effectively converted $80 million of variable rate debt to fixed rate debt for the two years ended August 2007, and convert $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the 2005 swap agreements, we paid 4.4%, and received the then current LIBOR on $80 million through August 2007 and we pay 4.4% and receive the then current LIBOR on $40 million for the 12-month period ending August 2008.
UCI does not use derivatives for trading or speculative purposes nor is it a party to leveraged derivatives. UCI has a policy of entering into contracts with only carefully selected major financial institutions, based upon their credit ratings and other factors.
At December 31, 2006, UCI recorded an $0.8 million asset to recognize the fair value of its interest rate swaps. UCI also recorded a $0.3 million deferred tax liability associated therewith. The net offset is recorded in “Accumulated other comprehensive income (loss).” At December 31, 2007, the fair value of the swaps resulted in a seven thousand dollar liability.

NOTE 24 — OTHER COMPREHENSIVE INCOME (LOSS)
The components of other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 are as follows (in millions):

	2007		2006		2005
		After-		After-		After-
	Pre-tax	tax	Pre-tax	tax	Pre-tax	tax

Interest rate swaps	$(0.8)	$(0.5)	$0.3	$0.2	$(0.1)	$(0.1)
Foreign currency adjustment	0.8	0.8	0.2	0.2	(4.5)	(2.5)
Pension liability adjustment	14.5	9.0	0.5	0.3	(1.6)	(1.0)

	$14.5	$9.3	$1.0	$0.7	$(6.2)	$(3.6)

Accumulated other comprehensive income (loss) is as follows (in millions):

				Total
				accumulated
		Foreign	Pension	other
	Interest rate	currency	liability	comprehensive
	swaps	adjustment	adjustment (1)	income (loss)
Balance at January 1, 2006	$0.3	$0.4	$(1.5)	$(0.8)
2006 change	0.2	0.2	0.3	0.7
Cumulative effect adjustment due to the adoption of SFAS No. 158	—	—	(2.4)	(2.4)

Balance at December 31, 2006	0.5	0.6	(3.6)	(2.5)

2007 change	(0.5)	0.8	9.0	9.3

Balance at December 31, 2007	$—	$1.4	$5.4	$6.8

(1)	Includes $0.1 million related to other post retirement benefits.
NOTE 25 — OTHER INFORMATION
Cash payments for interest in 2007, 2006 and 2005 were $40.4 million, $41.6 million and $35.3 million, respectively. Cash payments (net of refunds) for income taxes for 2007, 2006 and 2005 were $(1.3) million, $(0.4) million and $12.8 million, respectively.
At December 31, 2007 and 2006, 1,000 shares of voting common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Income of $0.1 million in 2007 and $0.8 million in 2006 related to minority interest is included in “Miscellaneous, net.”
NOTE 26 — CONCENTRATION OF RISK
UCI places its cash investments with a relatively small number of high quality financial institutions. Substantially all of the cash and cash equivalents, including foreign cash balances at December 31, 2007 and 2006, were uninsured. Foreign cash balances at December 31, 2007 and 2006 were $3.3 million and $3.1 million, respectively.
UCI sells vehicle parts to a wide base of customers. Sales are primarily to aftermarket customers, with less than 10.0% to original equipment manufacturers (“OEM’s”). UCI has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 28%, 24% and 24% of total net sales for the years ended December 31, 2007, 2006 and 2005, respectively. No other customer accounted for more than 10% of total net sales for the years ended December 31, 2007, 2006 and 2005. While UCI is affected by developments in the North American automotive industry, due to our low concentration of OEM business, management does not believe significant credit risk exists.

NOTE 27 — QUARTERLY FINANCIAL INFORMATION (unaudited)
The following is a summary of the unaudited quarterly results of operations. UCI believes that all adjustments considered necessary for a fair presentation in accordance with generally accepted accounting principles have been included (in millions).

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2007
Net sales	$238.8	$259.6	$230.7	$240.7
Gross profit	49.6	59.4	53.6	58.4
Net income from continuing operations	4.5	10.0	8.4	12.5

2006
Net sales	$214.6	$230.5	$238.3	$222.7
Gross profit	45.1	46.8	45.1	40.5
Net income (loss) from continuing operations	3.4	(1.4)	2.1	2.0
UCI’s quarterly results were affected by the gains and (losses) described in Notes 2, 3, 5, 6 and 15. Below is a summary of the gains and (losses). Except for the effect on cost of sales described in Notes 2 and 3, none of these losses affect net sales or gross profit. The amounts below are after-tax amounts:

	2007 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31

Note 2 — Favorable resolution of pre-acquisition ASC liabilities	$—	$—	$—	$1.1

Note 3 — Cost of integration of water pump operations and resulting asset impairment losses	(1.1)	(0.9)	(1.1)	(0.2)

Note 5 — Costs of closing facilities and consolidating operations	1.0	(0.1)	—	—

Note 6 — Asset impairment and other costs	—	(2.2)	—	—

	2006 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Note 3 — Cost of integration of water pump operations and resulting asset impairment losses	$—	$(3.0)	$(0.5)	$(3.5)

Note 5 — Costs of closing facilities and consolidating operations	(0.9)	(2.7)	(0.5)	(0.1)

Note 15 — Write-off of deferred financing costs	—	(1.6)	—	—

NOTE 28 — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
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

Consolidating Condensed Balance Sheet
December 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$41,440	$—	$36,684	$1,234	$3,522

Accounts receivable, net	253,904	—	—	239,888	14,016
Inventories, net	142,621	—	—	119,882	22,739
Deferred tax assets	22,837	—	49	23,329	(541)
Other current assets	29,306	—	11,532	9,913	7,861

Total current assets	490,108		48,265	394,246	47,597

Property, plant and equipment, net	167,812	—	1,190	124,744	41,878
Investment in subsidiaries	—	(273,387)	262,871	10,516	—
Goodwill	241,461	—	241,461	—	—

Other intangible assets, net	83,594	—	11,628	71,966	—
Deferred financing costs, net	3,701	—	3,701	—	—
Deferred tax assets	—	—	(186)	—	186
Pension and other assets	11,478	—	365	9,997	1,116
Assets held for sale	1,300	—	—	1,300	—

Total assets	$999,454	$(273,387)	$569,295	$612,769	$90,777

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	102,553	$—	$1,072	$85,181	$16,300

Short-term borrowings	10,134	—	—	—	10,134
Current maturities of long-term debt	479	—	418	61	—
Accrued expenses and other current liabilities	95,169	—	19,981	71,187	4,001

Total current liabilities	208,335	—	21,471	156,429	30,435

Long-term debt, less current maturities	427,815	—	427,304	511	—
Pension and other postretirement liabilities	22,871	—	—	21,657	1,214
Deferred tax liabilities	27,338	—	15,570	10,230	1,538
Due to UCI Holders	11,330	—	11,330	—	—
Minority Interest	3,308	—	—	—	3,308
Other long-term liabilities	2,638	—	—	1,984	654

Intercompany payables (receivables)	—	—	127,374	(141,635)	14,261
Intercompany notes payable	—	—	(329,573)	329,573	—

Total shareholder’s equity	295,819	(273,387)	295,819	234,020	39,367

Total liabilities and shareholder’s equity	$999,454	$(273,387)	$569,295	$612,769	$90,777

Consolidating Condensed Balance Sheet
December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$31,523	$—	$30,212	$(1,767)	$3,078
Accounts receivable, net	228,996	—	—	216,472	12,524
Inventories, net	158,024	—	—	139,973	18,051
Deferred tax assets	33,920	—	(658)	34,029	549
Other current assets	29,389	—	2,583	18,380	8,426

Total current assets	481,852	—	32,137	407,087	42,628

Property, plant and equipment, net	164,621	—	199	132,153	32,269
Intercompany notes receivable	—	(423,318)	423,318	—	—
Investment in subsidiaries	—	(169,432)	152,960	16,472	—
Goodwill	239,835	—	239,835	—	—
Other intangible assets, net	95,354	—	14,267	81,087	—
Deferred financing costs, net	5,310	—	5,310	—	—
Pension and other assets	9,452	—	303	8,908	241
Assets held for sale	6,077	—	—	1,600	4,477

Total assets	$1,002,501	$(592,750)	$868,329	$647,307	$79,615

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$92,720	$—	$2,866	$76,578	$13,276
Short-term borrowings	8,657	—	—	—	8,657
Current maturities of long-term debt	462	—	—	462	—
Accrued expenses and other current liabilities	99,039	—	14,093	81,169	3,777

Total current liabilities	200,878	—	16,959	158,209	25,710

Long-term debt, less current maturities	491,478	—	490,906	572	—
Pension and other postretirement liabilities	40,430	—	—	38,159	2,271
Deferred tax liabilities	17,350	—	12,552	2,174	2,624
Other long-term liabilities	7,583	—	—	3,845	3,738
Intercompany payables (receivables)	—	—	103,130	(105,730)	2,600
Intercompany notes payable	—	(423,318)	—	423,318	—

Total shareholder’s equity	244,782	(169,432)	244,782	126,760	42,672

Total liabilities and shareholder’s equity	$1,002,501	$(592,750)	$868,329	$647,307	$79,615

Consolidating Condensed Income Statement
Year Ended December 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$969,782	$(62,734)	$—	$918,654	$113,862
Cost of sales	748,822	(62,734)	—	702,235	109,321

Gross profit	220,960	—	—	216,419	4,541

Operating expenses
Selling and warehousing	(61,146)	—	(1,120)	(55,793)	(4,233)
General and administrative	(49,239)	—	(16,006)	(27,786)	(5,447)
Amortization of acquired intangible assets	(7,000)	—	—	(7,000)	—
Costs of integration of water pump operations and resulting asset impairment losses	(696)	—	—	(696)	—
Costs of closing facilities and consolidating operations	1,498	—	—	—	1,498
Asset impairment and other assets	(3,600)	—	—	(3,600)	—

Operating income (loss)	100,777	—	(17,126)	121,544	(3,641)

Other income (expense)
Interest expense, net	(40,706)	—	(40,264)	(45)	(397)
Intercompany interest	—	—	31,381	(30,337)	(1,044)
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(2,739)	—	—	(2,867)	128

Income (loss) before income taxes	55,332	—	(28,009)	88,295	(4,954)
Income tax expense (benefit)	(19,953)	—	11,540	(33,006)	1,513

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	35,379	—	(16,469)	55,289	(3,441)

Equity in earnings of subsidiaries	—	(46,586)	51,848	(5,262)	—

Discontinued operations
Gain on sale of discontinued operations, net of tax	2,707	—	2,707	—	—

	2,707	—	2,707	—	—

Net income (loss)	$38,086	$(46,586)	$38,086	$50,027	$(3,441)

Consolidating Condensed Income Statement
Year Ended December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$906,050	$(44,559)	$—	$855,040	$95,569
Cost of sales	728,511	(44,559)	—	684,744	88,326

Gross profit	177,539	—	—	170,296	7,243

Operating expenses
Selling and warehousing	(60,047)	—	(1,772)	(53,818)	(4,457)
General and administrative	(42,636)	—	(14,336)	(22,135)	(6,165)
Amortization of acquired intangible assets	(6,651)	—	—	(6,651)	—
Costs of integration of water pump operations and resulting asset impairment losses	(6,981)	—	—	(6,981)	—
Costs of closing facilities and consolidating operations	(6,364)	—	—	(6,038)	(326)

Operating income (loss)	54,860	—	(16,108)	74,673	(3,705)

Other income (expense)
Interest expense, net	(43,262)	—	(43,249)	299	(312)
Intercompany interest	—	—	42,315	(39,900)	(2,415)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(137)	—	—	(1,045)	908

Income (loss) before income taxes	6,836	—	(21,667)	34,027	(5,524)
Income tax expense (benefit)	694	—	(13,281)	12,834	1,141

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	6,142	—	(8,386)	21,193	(6,665)

Equity in earnings of subsidiaries	—	(11,416)	16,589	(5,173)	—

Discontinued operations:
Net income from discontinued operations, net of tax	2,061	—	—	1,979	82
Loss on sale of discontinued operations, net of tax	(16,877)	—	(16,877)	—	—

	(14,816)	—	(16,877)	1,979	82

Net (loss) income	$(8,674)	$(11,416)	$(8,674)	$17,999	$(6,583)

Consolidating Condensed Income Statement
Year Ended December 31, 2005
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$812,703	$(13,561)	$—	$760,605	$65,659
Cost of sales	657,912	(13,561)	—	615,819	55,654

Gross profit	154,791	—	—	144,786	10,005

Operating expenses
Selling and warehousing	(57,266)	—	—	(53,197)	(4,069)
General and administrative	(37,956)	—	(13,392)	(16,488)	(8,076)
Amortization of acquired intangible assets	(5,888)	—	—	(5,888)	—
Asset impairment and other costs	(21,530)	—	(7,396)	(8,634)	(5,500)

Operating income (loss)	32,151	—	(20,788)	60,579	(7,640)

Other income (expense)
Interest expense, net	(36,090)	—	(36,548)	475	(17)
Intercompany interest	—	—	38,434	(36,268)	(2,166)
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(1,124)	—	(19)	(301)	(804)

Income (loss) before income taxes	(7,063)	—	(20,921)	24,485	(10,627)
Income tax expense (benefit)	511	—	(4,625)	7,792	(2,656)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	(7,574)	—	(16,296)	16,693	(7,971)

Equity in earnings of subsidiaries	—	(2,371)	11,768	(9,397)	—

Discontinued operations
Net income from discontinued operations, net of tax	3,046	—	—	1,218	1,828

Net income (loss)	$(4,528)	$(2,371)	$(4,528)	$8,514	$(6,143)

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2007
(in thousands)

	UCI
	Consolidated	Eliminations	UCI	Guarantors	Non-Guarantors
Net cash provided by operating activities of continuing operations	$93,130	$—	$69,613	$20,008	$3,509

Cash flows from investing activities of continuing operations

Proceeds from sale of Mexican land and building	6,637	—	—	—	6,637
Proceeds from sale of discontinued operations	2,202	—	2,202	—	—
Capital expenditures	(29,687)	—	(204)	(17,719)	(11,764)
Proceeds from sale of property, plant and equipment	1,836	—	—	1,174	662

Net cash (used in) provided by investing activities of continuing operations	(19,012)	—	1,998	(16,545)	(4,465)

Cash flows from financing activities of continuing operations
Issuances of debt	20,760	—	—	—	20,760
Debt repayments	(84,884)	—	(65,139)	(462)	(19,283)

Net cash provided by (used in) financing activities of continuing operations	(64,124)	—	(65,139)	(462)	1,477

Effect of exchange rate changes on cash	(77)	—	—	—	(77)

Net increase in cash and cash equivalents	9,917	—	6,472	3,001	444

Cash and cash equivalents at beginning of year	31,523	—	30,212	(1,767)	3,078

Cash and cash equivalents at end of period	$41,440	$—	$36,684	$1,234	$3,522

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$73,903	$—	$50,478	$14,729	$8,696

Cash flows from investing activities of continuing operations

Purchase price of the ASC acquisition, net of cash acquired	(123,634)	—	(123,634)	—	—
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	65,177	—	65,177	—	—
Capital expenditures	(22,846)	—	(2,419)	(18,436)	(1,991)
Proceeds from sale of property, plant and equipment	1,611	—	—	1,108	503

Net cash used in investing activities of continuing operations	(79,692)	—	(60,876)	(17,328)	(1,488)

Cash flows from financing activities of continuing operations

Issuances of debt	113,000	—	113,000	—	—
Financing fees	(3,636)	—	(3,636)	—	—
Debt repayments	(66,853)	—	(65,000)	—	(1,853)
Dividends	—	—	3,007	—	(3,007)
Dividends paid to UCI Holdco., Inc.	(35,305)	—	(35,305)	—	—
Shareholder’s equity contributions	8,515	—	8,515	—	—

Net cash provided by (used in) financing activities of continuing operations	15,721	—	20,581	—	(4,860)

Discontinued operations:
Net cash provided by operating activities of discontinued operations	(1,472)	—	—	369	(1,841)
Net cash used in investing activities of discontinued operations	(2,864)	—	—	(844)	(2,020)
Effect of exchange rates on cash of discontinued operations	(341)	—	—	—	(341)
Effect of exchange rate changes on cash	86	—	—	—	86

Net increase in cash and cash equivalents	5,341	—	10,183	(3,074)	(1,768)

Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Cash and cash equivalents at end of period	$31,523	$—	$30,212	$(1,767)	$3,078

Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2005
(in thousands)

	UCI					Non-
	Consolidated	Eliminations		UCI	Guarantors	Guarantors
Net cash provided by operating activities of continuing operations	$57,076	$		$42,735	$13,644	$697

Cash flows from investing activities of continuing operations:
Capital expenditures	(26,653)		—	(11,638)	(13,760)	(1,255)
Proceeds from sale of property, plant and equipment	179		—	—	72	107

Net cash used in investing activities of continuing operations	(26,474)		—	(11,638)	(13,688)	(1,148)

Cash flows from financing activities of continuing operations:
Debt repayments	(16,254)		—	(15,500)	—	(754)
Shareholder’s equity contributions	516		—	516	—	—

Net cash used in financing activities of continuing operations	(15,738)		—	(14,984)	—	(754)

Discontinued operations:
Net used in operating activities of discontinued operations	5,743		—	—	785	4,958
Net cash used in investing activities of discontinued operations	(5,343)		—	—	(1,548)	(3,795)
Effect of exchange rate changes on cash of discontinued operations	(321)		—	—	—	(321)
Effect of exchange rate changes on cash	(52)		—	—	—	(52)

Net increase (decrease) in cash and cash equivalents	14,891		—	16,113	(807)	(415)
Cash and cash equivalents at beginning of year	11,291		—	3,916	2,114	5,261

Cash and cash equivalents at end of year	26,182		—	20,029	1,307	4,846
Less cash and cash equivalents of discontinued operations at end of year	2,418		—	—	—	2,418

Cash and cash equivalents at end of year of continuing operations	$23,764		$—	$20,029	$1,307	$2,428

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A(T). CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Management’s Annual Report on Internal Control Over Financial Reporting
     Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance as to the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
     Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”
     Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
     Changes in Internal Control Over Financial Reporting.
     Management also carried out an evaluation, as required by Rule 13a-15(d) of the Exchange Act, with the participation of our Chief Executive Officer and our Chief Financial Officer, of changes in the company’s internal control over financial reporting. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position
David L. Squier	62	Chairman of the Board
Bruce M. Zorich	54	Chief Executive Officer, Director
Daniel J. Johnston	50	Chief Financial Officer, Director
Charles T. Dickson	53	Former Chief Financial Officer, Executive Vice President, Director
David Barron	52	Former Acting Chief Financial Officer
Ian I. Fujiyama	35	Director
Paul R. Lederer	68	Director
Gregory S. Ledford	50	Director
Raymond A. Ranelli	60	Director
John C. Ritter	60	Director
Martin Sumner	34	Director
     David L. Squier is the Chairman of our Board of Directors and has been a member of the Board since 2003. Mr. Squier retired from Howmet Corporation in October 2000, where he served as the President and Chief Executive Officer for over eight years. Prior to his tenure as CEO, Mr. Squier served in a number of senior management assignments at Howmet, including Executive Vice President and Chief Operating Officer. Mr. Squier was also a member of the Board of Directors of Howmet from 1987 until his retirement. Mr. Squier currently serves as an adviser to Carlyle. Mr. Squier currently serves on the Boards of Directors of Vought Aircraft Industries and Firth Rixon Limited.
     Bruce M. Zorich is our Chief Executive Officer and has been a member of the Board since 2003. From January 2002 through May 2003, Mr. Zorich was President and CEO of Magnatrax Corporation. From 1996 to 2001, Mr. Zorich was President of Huck International. In May of 2003, Magnatrax Corporation filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.
     Daniel J. Johnston is our Chief Financial Officer and was elected as a member of the Board in June 2007. Mr. Johnston has been the Vice President and Chief Financial Officer of Solae, LLC, a manufacturer of soy-based food ingredients, since 2006. From 1994 to 2005, he was employed by United Industries Corporation, a manufacturer of consumer packaged goods, most recently as Executive Vice President and Chief Financial Officer from 2001 to 2005.
     Charles T. Dickson was our Chief Financial Officer, Executive Vice President and member of the Board from 2003 until March 2007. From November 1999 to October 2001, Mr. Dickson was CFO of AGENCY.COM. From December 1997 to October 1999, Mr. Dickson was CFO of Winstar Communications. Mr. Dickson was CFO of General Instrument Corporation from January 1994 to November 1997. In April of 2001, Winstar Communications filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Mr. Dickson resigned from his position as Chief Financial Officer, Executive Vice President and member of the Board in March 2007.
     David Barron was our Acting Chief Financial Officer from March to June 2007. Mr. Barron has been the Operations Controller of the Company since 2003, and prior to that was the Chief Financial Officer of the Company’s Champion Laboratories subsidiary since 2000.
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

     Paul R. Lederer has been a member of the Board since 2003. Mr. Lederer has been formally retired the past five years with the exception of serving on the Boards of Directors of several public companies, acting as a consultant to Carlyle and serving on the Advisory Board of Richco, Inc. Mr. Lederer currently sits on the Board of Directors of O’Reilly Automotive, Inc., R&B Inc., Proliance International and MAXIMUS, Inc.
     Gregory S. Ledford has been a member of the Board of Directors since September 2006. Mr. Ledford is a Managing Director with Carlyle. Mr. Ledford joined Carlyle in 1988 and is currently head of the Automotive and Transportation group. Prior to joining Carlyle, Mr. Ledford was Director of Capital Leasing for MCI Telecommunications, where he was responsible for more than $1 billion of leveraged lease financing. From 1991 to 1997, he was Chairman and CEO of The Reilly Corp., a former portfolio company that was successfully sold in September 1997. Mr. Ledford is also a member of the Board of Directors of The Hertz Corporation and AxleTech International.
     Raymond A. Ranelli has been a member of the Board since 2004. Mr. Ranelli retired from PricewaterhouseCoopers, where he was a partner for over 21 years, in 2003. Mr. Ranelli held several positions at PricewaterhouseCoopers, including Vice Chairman and Global Leader of the Financing Advisory Services practice. Mr. Ranelli is also a director of United Surgical Partners International, Inc., Centennial Communications Corp. and Hawaiian Telcom Communications, Inc.
     John C. Ritter has been a member of the Board in December since 2003. Mr. Ritter served as President and a director of Raser Technologies, Inc. from February 2004 to October 2005. From April 2003 to September 2003, Mr. Ritter was our Chief Financial Officer. From July 2000 to December 2002, Mr. Ritter held the position of Senior Vice President and CFO of Alcoa Industrial Components. Mr. Ritter held the position of Senior Vice President and CFO for Howmet Corporation from 1996 through 2000.
     Martin Sumner has been a member of the Board since December 2006. Mr. Sumner is a Vice President with Carlyle, which he joined in 2003. During his tenure at Carlyle, he served as a Senior Associate from 2003 to 2005. Prior to joining Carlyle, Mr. Sumner worked as an Associate at Thayer Capital Partners from 1999 to 2001 and an Associate at Mercer Management Consulting from 1996 to 1999.
Board Committees
     Our Board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the Board of Directors and four standing committees: the Audit Committee, Executive Committee, the Compensation Committee and Investment Committee. The Audit Committee consists of Messrs. Ranelli (chair), Ritter and Fujiyama. The Board has determined that Messrs. Ranelli and Ritter are the Audit Committee financial experts and that Messrs. Ranelli and Ritter are independent for purposes of the Audit Committee. The Executive Committee consists of Messrs. Squier, Zorich and Fujiyama. The Compensation Committee consists of Messrs. Squier, Lederer and Fujiyama. Mr. Johnston is the sole member of the Investment Committee. In addition, from time to time, other committees may be established under the direction of the Board when necessary to address specific issues.
Code of Ethics
     The Company has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Request should be made in writing to Karl Van Mill at United Components, Inc., 14601 Highway 41 North, Evansville, Indiana 47725.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Objectives
     Our named executive officers for 2007, or NEOs, include Bruce M. Zorich, President and Chief Executive Officer, and Daniel J. Johnston, Chief Financial Officer and Executive Vice President. In addition, the employment of Charles T. Dickson, our prior Chief Financial Officer and Executive Vice President, was terminated in March 2007, and David Barron was our acting Chief Financial Officer from March to June 2007. For our NEOs, compensation is intended to be performance-based. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.

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
     The Company’s overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with the Company’s success and their contribution to that success. The Company believes compensation should be structured to ensure that a significant portion of compensation opportunity will be directly related to factors that directly and indirectly influence stockholder value. Accordingly, the Company sets goals designed to link each NEO’s compensation to the Company’s performance and the NEO’s own performance within the Company. Consistent with our performance-based philosophy, the Company provides a base salary to our executive officers and includes a significant incentive based component. For the Company’s senior executive management team, comprised of the Chief Executive Officer and Chief Financial Officer, the Company reserves the largest potential cash compensation awards for its performance-based bonus program. This program provides annual cash awards based on the financial performance of the Company.
Determination of Compensation Awards
     The Compensation Committee is provided with the primary authority to determine and recommend the compensation awards available to the Company’s executive officers. The Compensation Committee used published surveys to evaluate competitive practices and the amounts and nature of compensation paid to executive officers of public companies with approximately $1 billion in annual sales to determine the amount of executive compensation.
     The Company’s executive compensation package for the NEOs consists of a fixed base salary and a variable cash incentive award, combined with an equity-based incentive award granted at the commencement of employment, as well as an additional special equity-based incentive award granted in 2007. The variable annual cash incentive award and the equity-based awards are designed to ensure that total compensation reflects the overall success or failure of the Company and to motivate executive officers to meet appropriate performance measures, thereby maximizing total return to stockholders.
     To aid the Compensation Committee in making its determination, the CEO provides recommendations annually to the Compensation Committee regarding the compensation of all officers, excluding himself. The performance of our senior executive management team is reviewed annually by the Compensation Committee. The Compensation Committee, based upon recommendations of the compensation consultant, determines the NEOs compensation annually.
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

Compensation Benchmarking and Peer Group
     As discussed above, the Company sets base salary structures and annual incentive targets around the median of a peer group of comparably sized companies. This approach ensures that our cost structures will allow us to remain competitive in our markets.
     For 2007, we targeted the aggregate value of our total compensation at be at or above the median level for our peer group for most executive officer positions. Actual pay for each NEO is determined around this structure, driven by the performance of the executive over time, as well as the annual performance of the Company. Using this methodology, the cash compensation for our CEO was below the 50th percentile of our peer group, and the cash compensation for our CFO was at approximately the 50th percentile of our peer group. We believe that our equity incentive program is a key long-term compensation mechanism that increases the executive’s compensation potential with respect to the peer group.
     In setting annual cash compensation, the Company reviews salary surveys of the peer group. Our review indicates that we are providing annual base salaries below the median of the peer group for our CEO and at approximately the median of the peer group for our CFO. Also, the Company looks to provide annual cash incentive bonuses that will allow the executive, upon achieving certain targets, to receive overall cash compensation at or above the median for the peer group. The Company believes the design of base and incentive annual cash compensation appropriately provides market compensation to the Company’s executive officers.
Base Compensation
     In setting base salaries for the Company’s executive officers, the Compensation Committee reviewed data from independently conducted compensation surveys using the peer group. While base salaries are not considered by the IRS to constitute performance-based compensation, in addition to market positioning, each year the Company determines base salary increases based upon the performance of the executive officers as assessed by the Compensation Committee, and for executive officers other than the CEO, by the CEO. No formulaic base salary increases are provided to the NEOs. The Company sets base salaries for its NEOs generally at a level it deems necessary to attract and retain individuals with superior talent.
Performance-Based Compensation
      Annual Performance-Based Cash Compensation
     The Company structures its compensation programs to reward executive officers based on the Company’s performance and the individual executive’s contribution to that performance. This allows executive officers to receive bonus compensation in the event certain specified corporate performance measures and individual objectives are achieved. In determining the compensation awarded to each executive officer based on performance, the Company evaluates the Company’s and executive’s performance in a number of areas.
     The annual bonus program consists of an annual cash award based upon the Company’s achievement of adjusted EBITDA and operating cash flow targets and the achievement of individual objectives for each NEO.
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
     The adjusted EBITDA and operating cash flow targets are those contained in the Company’s business plan for the year, and are intended to satisfy overall corporate goals for growth and strategic accomplishment.

     For 2007, the Company achieved 106% of the adjusted EBITDA performance target (which carried a 75% weighting) and 150% of the operating cash flow performance target (which carried a 25% weighting). Accordingly, before factoring in the achievement of personal objectives, the executive officers achieved 117% of the target award. The Chief Executive Officer’s target award under the plan is 75% of his base salary, and the Chief Financial Officer’s target award under the plan is 50% of his base salary. Based on the criteria discussed above, for 2007 the Chief Executive Officer and Chief Financial Officer were awarded $387,000 and $119,000, respectively.
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
     Generally, stock options granted under the stock option plan have an eight-year vesting schedule in order to provide an incentive for continued employment and expire ten years from the date of the grant. 50% of each option is subject to vesting in five equal installments over the first five years of the officer’s employment. The remaining 50% of each option vests at the end of eight years from the grant date, but may be accelerated upon the achievement of certain targets in EBITDA and free cash flow. The exercise price of options granted under the stock option plan is 100% of the fair market value of the underlying stock on the date of grant.
     In 2007, special options were granted to Messrs. Zorich, Johnston and Barron. These options become exercisable only in the event that the optionee remains employed with the Company or its acquirer one year following a change of control of the Company, provided, however, that the option will vest immediately if (following a change of control but prior to one year following the change of control) the optionee is terminated without cause or resigns with good reason.
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

Defined Benefit Plans
     Our CEO and former acting CFO participate in the Champion Laboratories, Inc. Pension Plan. Annual retirement benefits under the plan accrue at a rate of 1.5% of the first $200,000 of gross wages for each year of service up to 30 years of service. Benefits are payable as a life annuity for the participant. If elected, joint & survivor and 10 year guaranteed options are available at reduced benefit levels. The full retirement benefit is payable to participants who retire on or after the social security retirement age, and a reduced early retirement benefit is available to participants who retire on or after age 55. No offsets are made for the value of any social security benefits earned.
     Similar to the 401(k) Plan, this defined benefit plan is a nondiscriminatory tax-qualified retirement plan that provides participants with an opportunity to earn retirement benefits and provides for financial security. Offering these benefits is an additional means for the Company to attract and retain well-qualified executives.
Severance Arrangements/Employment Agreements
     The Compensation Committee considers the maintenance of a sound management team to be essential to protecting and enhancing our best interests and the best interests of the Company. To that end, we recognize that the uncertainty that may exist among management with respect to their “at-will” employment with the Company may result in the departure or distraction of management personnel to the detriment of the Company. Accordingly, the Compensation Committee has determined that severance arrangements are appropriate to encourage the continued attention and dedication of members of our management.
     Mr. Zorich and Mr. Johnston each has an agreement which provides for severance benefits upon termination of employment. Mr. Zorich has an employment agreement, effective as of April 18, 2003, which had an original three-year term and is extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods to terminate the agreement. The agreement provides that upon termination of Mr. Zorich’s employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of Mr. Zorich’s employment either by us without cause or due to nonextension of the term by us or by Mr. Zorich for good reason, he is entitled to receive his stated annual base salary paid in monthly installments for 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period (but not with respect to a termination due to nonextension of the term by us), continued coverage under all of our group health benefit plans in which Mr. Zorich and any of his dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Zorich’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by the Compensation Committee. During his employment and for 12 months following termination, Mr. Zorich is prohibited from competing with any material business of the Company, or from soliciting employees, customers or suppliers of the Company to terminate their employment or arrangements with the Company.
     Pursuant to a letter agreement dated as of May 21, 2007, upon termination of his employment for any reason other than his voluntary resignation or by the Company for just cause, Mr. Johnston will be entitled to receive severance, in a lump sum, in the amount of 12 months of his base salary.
     Any unvested options held by the NEO under the Company’s stock option plan will expire as of the date of the NEO’s termination of employment.
     Mr. Dickson’s employment with the Company terminated in March 2007. He received no severance benefits from the Company and is not subject to any separation agreement.
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
Policies with Respect to Equity Compensation Awards `
     The Company grants all equity incentive awards at no less than fair market value as of the date of grant. The fair market value is determined in good faith by the Board of Directors, with analyses prepared by independent valuation experts, as deemed appropriate.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K (Section 229.402(b)) with management. Based on this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.
Respectfully submitted,
David L. Squier, chairman
Ian I. Fujiyama
Paul R. Lederer
SUMMARY COMPENSATION TABLE

				Non-Equity
			Option	Incentive Plan	Change in Pension	All Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation(2)	Value	Compensation(3)		Total
Bruce M. Zorich	2007	$441,000	$213,830	$387,000	$19,855	$7,141		$1,068,826
President and Chief	2006	420,000	122,967	350,000	17,649	7,752		918,368
Executive Officer

Daniel J. Johnston	2007	203,558	46,955	119,000	0	101,629	(5)	471,142
Chief Financial Officer and Executive Vice President(4)
Charles T. Dickson	2007	118,769	97,468	0	(7)	2,414		218,651
Former Chief	2006	367,500	122,967	225,000	18,294	7,452		741,213
Financial Officer and Executive Vice President(6)
David Barron,	2007	178,000	56,937	60,000	14,853	44,090	(9)	353,880
Acting Chief
Financial Officer(8)

(1)	Amounts represent the Company’s compensation cost recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and December 31, 2007, in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (FAS 123R), but disregarding forfeitures related to service based vesting conditions. For the assumptions used in calculating the value of this award, see Note 21 to our consolidated financial statements included in of this report.

(2)	Represents bonus amounts earned under the Company’s annual bonus program for fiscal years ended December 31, 2006 and December 31, 2007, and paid in 2007 and 2008, as applicable.

(3)	Includes Company matching funds under the Company’s 401(k) plan and Company-paid life insurance premiums.

(4)	Mr. Johnston’s employment with the Company commenced on June 11, 2007.

(5)	Includes a $100,000 payment made to Mr. Johnston in connection with the commencement of his employment with the Company.

(6)	Mr. Dickson’s employment with the Company terminated on March 28, 2007.

(7)	Since Mr. Dickson’s employment with the Company terminated before he had achieved five years of credited service, he had no accumulated benefits as of December 31, 2007.

(8)	Mr. Barron served as acting Chief Financial Officer for the Company from March 28, 2007 through June 11, 2007. The amounts set forth in the table represent all compensation received by Mr. Barron during 2007.

(9)	Includes $40,000 in special bonuses paid to Mr. Barron in connection with his service as acting Chief Financial Officer.
GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non-Equity					All Other Option Awards:	Exercise or Base
	Incentive Plan Awards					Number of Securities	Price of Option	Grant Date Fair Value of
Name	Grant Date	Threshold	Target		Maximum	Underlying Options(1)	Awards	Stock and Option Awards
Bruce M. Zorich	4/21/07	$165,375	$330,750	(2)	$496,125	10,000	$105.00	$82,800

Daniel J. Johnston	4/21/07	50,890	101,779	(3)	152,669	4,250	$105.00	$35,190

Charles T. Dickson		0	0		0	0	0	0

David Barron	4/21/07	31,500	63,000	(4)	94,500	3,000	$105.00	$24,840

(1)	These options were granted on April 21, 2007 under the Company’s stock option plan. All stock options were granted with exercise prices greater than the fair market value of a share of Common Stock on the date of the grant, vest one year following a change of control of the Company (or upon certain terminations of employment following a change of control of the Company), and expire ten years following the date of grant. See “Discretionary Long-Term Equity Incentive Awards” for a discussion of the terms of these option grants.

(2)	Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2007 plan year was $387,000. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

(3)	Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2007 plan year was $119,000. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

(4)	Actual cash bonus earned under the UCI Annual Incentive Compensation Plan for the 2007 plan year was $75,000. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information regarding the stock options held by the named executive officers as of December 31, 2007.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options —	Unexercised Options —		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable		Price	Date
Bruce M. Zorich	6,500 (1)	31,778	(2)	$5.00	11/21/2013
		10,000	(3)	$105.00	4/21/2017

Daniel J. Johnston	2,500 (4)	10,000	(5)	$23.63	6/11/2017
		4,250	(3)	$105.00	6/11/2017

Charles T. Dickson	0	0

David Barron	6,300	700	(6)	$5.00	11/21/2013
		3,000	(3)	$105.00	4/21/2017

(1)	The 6,500 shares underlying the exercisable portion of the option became exercisable on December 31, 2007.

(2)	Of the 31,778 shares underlying the unexercisable portion of the option, 2,889 will become exercisable on November 20, 2011, and 28,889 may become exercisable upon the achievement of certain financial targets.

(3)	These options become exercisable only in connection with a change of control of the Company.

(4)	The 2,500 shares underlying the exercisable portion of the option became exercisable on December 31, 2007.

(5)	Of the 10,000 shares underlying the unexercisable portion of the option, 1,250 will become exercisable on December 31 of each of the years 2008, 2009, 2010 and 2011, and 5,000 will become exercisable on June 11, 2015 (although the exercisability may be accelerated upon the achievement of certain financial targets).

(6)	The 700 shares underlying the unexercisable portion of the option will become exercisable on November 20, 2011.

OPTION EXERCISES IN 2007

	OPTION AWARDS
	Number of	Value
	Shares	Realized
	Acquired	on
Name	on Exercise	Exercise
Bruce M. Zorich	19,500	$363,285
Daniel J. Johnston	0	0
Charles T. Dickson	14,175	264,080
David Barron	0	0
PENSION BENEFITS FOR 2007
The following table sets forth information regarding the accrued pension benefits for the named executive officers for 2007 under the Champion Laboratories Inc. Pension Plan, described below.

		Number of	Present Value
		Years	of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefit	Fiscal Year

Bruce M. Zorich	Champion Laboratories Inc. Pension Plan	5	$78,741	$0

David Barron	Champion Laboratories Inc. Pension Plan	7	$84,046	$0
     Our named executive officers (other than Mr. Johnston) are eligible to participate in the Champion Laboratories Inc. Pension Plan offered by us as described below. Mr. Dickson was previously eligible to participate in the plan but had not earned an accrued benefit upon his termination of employment with the Company. The following table shows the estimated annual pension benefit under the pension plan for the specified compensation and years of service.

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

     As of December 31, 2007, Mr. Zorich had earned five years of credited service under the pension plan. Mr. Dickson’s employment with the Company was terminated before he had reached five years of credited service under the pension plan and, accordingly, he will not be entitled to any benefits thereunder.
     For information with respect to the valuation methods and material assumptions applied in quantifying the present value of the accrued benefits under the pension plan, see Note 16 to the financial statements of the Company contained in this Form 10-K.
Potential payments upon termination or change-in-control
     Each of our NEOs has an employment agreement which provides for severance benefits upon termination of employment. The employment agreement for Mr. Zorich provides that upon termination of his employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of Mr. Zorich’s employment either by us without cause or due to nonextension of the term by us or by Mr. Zorich for good reason, he is entitled to an amount equal to his stated annual base salary for 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period (other than with respect to a termination due to nonextension of the term), continued coverage under all of our group health benefit plans in which Mr. Zorich and any of his dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Zorich’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by the compensation committee of UCI Holdco. Mr. Zorich’s employment agreement provides that he is subject to noncompetition and nonsolicitation restrictive covenants for twelve months following termination of employment.
     Pursuant to Mr. Johnston’s letter agreement, upon termination of his employment for any reason other than his voluntary resignation or by the Company for just cause, Mr. Johnston will be entitled to receive severance in the amount of 12 months of his base salary which, as of December 31, 2007 was $365,000.
     The NEOs’ employment agreements do not provide for any payments or other benefits upon a change in control of the Company.
     Assuming that Mr. Zorich’s employment had been terminated by us without cause or by Mr. Zorich with good reason effective December 31, 2007, he would have been entitled to the following severance benefits: salary continuation, $441,000; bonus, $330,750; group health benefits, $14,471. The health benefits were calculated using an estimate of the cost to the Company of such health coverage based upon past experience.
Under the agreement covering certain of each NEO’s stock options, in the event of a change in control of the Company in which the acquirer did not assume or replace the NEO’s option, the exercisability of certain shares underlying the option would be accelerated and the exercisability of certain shares underlying the option may be accelerated if specified financial goals are met. Assuming a change in control of the Company occurred effective December 31, 2007, based on the estimated fair market value of $23.63 per share of the Company’s common stock on that date, the value of the acceleration of Mr. Zorich’s unvested outstanding options (determined by multiplying the fair market value on December 31, 2007, minus the exercise price, by the number of shares subject to the option that would receive accelerated vesting), would be $53,822, and the value of the acceleration of Mr. Johnston’s unvested options (based on the same method of calculation), would be $0. In addition, under the agreement covering the special stock options granted to Messrs. Zorich and Johnston on April 21, 2007, the option would become exercisable in connection with a change of control as described in “Discretionary Long-Term Equity Incentive Awards” above. Assuming a change in control of the Company occurred effective December 31, 2007, based on the estimated fair market value of $23.63 per share of the Company’s common stock on that date, at an exercise price of $105 per share, these options would have no value.

DIRECTOR COMPENSATION
     Directors who are employees of the Company (Messrs. Zorich and Johnston) or Carlyle (Messrs. Fujiyama, Ledford and Sumner) receive no additional compensation for serving on the board or its committees. Mr. Squier, chairman of the Board, receives a cash retainer of $60,000 per year; Mr. Ranelli, Chairman of our Audit Committee, receives a cash retainer of $55,000 per year; and the other directors not employed by Carlyle or the Company, John Ritter and Paul Lederer, receive a cash retainer of $45,000 per year. Each of Messrs. Squier, Ranelli, Ritter and Lederer is also granted, in December of each year he continues in service as a director, an option to purchase 500 shares of the common stock of UCI Holdco, to become exercisable 20% per year over five years.
     In 2007, we provided the following annual compensation to directors who are not employees of the Company or Carlyle:

	Fees Earned if	Option
Name	Paid in Cash	Awards(1)		Total
David L. Squier	$60,000	$43,732	(2)	$103,732
Paul R. Lederer	45,000	32,994	(3)	77,994
Raymond A. Ranelli	55,000	48,210	(4)	103,210
John C. Ritter	45,000	38,363	(5)	83,363

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007.

(2)	As of December 31, 2007, Mr. Squier held options with respect to 3,000 shares of common stock: 1,000 granted on December 9, 2003 with a grant date fair value of $52,170; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; and 500 granted on December 15, 2007 with a grant date fair value of $6,380.

(3)	As of December 31, 2007, Mr. Lederer held options with respect to 2,500 shares of common stock: 500 granted on December 9, 2003 with a grant date fair value of $26,085; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; and 500 granted on December 15, 2007 with a grant date fair value of $6,380.

(4)	As of December 31, 2007, Mr. Ranelli held options with respect to 2,500 shares of common stock: 1,000 granted on June 30, 2004 with a grant date fair value of $54,300; 500 granted On December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; and 500 granted on December 15, 2007 with a grant date fair value of $6,380.

(5)	As of December 31, 2007, Mr. Ritter held options with respect to 2,500 shares of common stock: 500 granted on December 9, 2003 with a grant date fair value of $26,085; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; and 500 granted on December 15, 2007 with a grant date fair value of $6,380.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     United Components, Inc. has 1,000 shares of common stock outstanding, all of which is owned by our indirect parent, UCI Holdco, Inc. Certain affiliates of Carlyle own approximately 91.6% of UCI Holdco’s common stock while the remainder is owned by members of our Board of Directors, Bruce M. Zorich, our President and Chief Executive Officer, Charles T. Dickson, our former Chief Financial Officer, and other employees of the Company. UCI Holdco has 2,840,136 shares of common stock outstanding.
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
Beneficial Ownership of UCI Holdco, Inc.

		Percentage of
	Number of	Outstanding
Name of Beneficial Owner	Shares	Capital Stock
TCG Holdings, L.L.C.(1)	2,600,500	91.6%
Bruce M. Zorich(2)	29,000	*
Daniel J. Johnston(3)	2,500	*
Charles T. Dickson	16,675	*
David Barron(4)	6,300	*
David L. Squier(5)	3,000	*
Ian I. Fujiyama	1,500	*
Paul R. Lederer(6)	1,900	*
Raymond A. Ranelli(7)	2,400	*
John C. Ritter(8)	4,500	*
All executive officers and directors as a group (10 persons)	61,475	2.2%

*	Denotes less than 1.0% of beneficial ownership.

(1)	Carlyle Partners III, L.P., a Delaware limited partnership, and CP III Coinvestment, L.P., a Delaware limited partnership (the “Investment Partnerships”), both of which are affiliates of Carlyle, own approximately 91.7% of the outstanding common stock of UCI Holdco, Inc. TC Group Investment Holdings, L.P. exercises investment discretion and control over the shares held by the Investment Partnerships indirectly through its subsidiary TC Group III, L.P., which is the sole general partner of the Investment Partnerships. TCG Holdings II, L.P., a Delaware limited partnership, is the sole general partner of TC Group Investment Holdings, L.P. DBD Investors V, L.L.C., a Delaware limited liability company, is the sole general partner of TCG Holdings II, L.P. and its address is c/o The Carlyle Group, 1001 Pennsylvania Ave. N.W., Suite 220S, Washington, D.C. 20004.

(2)	Includes 22,500 shares in UCI Holdco, Inc. beneficially owned by Mr. Zorich and the right to acquire up to 6,500 additional shares.

(3)	Includes the right to acquire up to 2,500 shares in UCI Holdco, Inc.

(4)	Includes the right to acquire up to 6,300 shares in UCI Holdco, Inc.

(5)	Includes 1,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Squier and the right to acquire up to 2,000 additional shares.

(6)	Includes 400 shares in UCI Holdco, Inc. beneficially owned by Mr. Lederer and the right to acquire up to 1,500 additional shares.

(7)	Includes 1,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Ranelli and the right to acquire up to 1,400 additional shares.

(8)	Includes 3,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Ritter and the right to acquire up to 1,500 additional shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Carlyle Management Agreement
     In connection with the Carlyle Acquisition, we entered into a management agreement with TC Group, L.L.C., an affiliate of Carlyle, for management and financial advisory services and oversight to be provided to us and our subsidiaries. Pursuant to this agreement, we pay an annual management fee to Carlyle of $2.0 million and annual out-of-pocket expenses, and we may pay Carlyle additional fees associated with financial advisory and other future transactions. Carlyle also received a one-time transaction fee of $10.0 million upon consummation of the Carlyle Acquisition. In 2006, Carlyle was paid $2.5 million for the ASC Acquisition. The management agreement also provides for indemnification of Carlyle against liabilities and expenses arising out of Carlyle’s performance of services under the agreement. The agreement terminates either when Carlyle or its affiliates own less than ten percent of our equity interests or when we and Carlyle mutually agree to terminate the agreement.
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
Employment Agreements
     In connection with the Carlyle Acquisition, we entered into employment agreements with certain of our named executive officers as described in “Compensation Discussion and Analysis — Severance Arrangement/Employment Agreements.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees billed by Grant Thornton LLP in 2007 and 2006 were:
Audit Fees — Audit fees billed in 2007 and 2006, were $2,225,274 and $2,286,443, respectively.
Audit-Related Fees — In 2007 and 2006, the Company had audit-related fees of $264,366 and $287,465, respectively. These fees were for audits of Company-sponsored pension plans.
Tax Fees — Billings for tax services were $15,483 and $0 in 2007 and 2006, respectively. The services were primarily for the preparation of a foreign subsidiary tax return in 2007.
All Other Fees — There were no other fees billed in 2007 and 2006.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements.
     The Company’s consolidated financial statements included in Item 8 hereof are as of December 31, 2007 and 2006, and for the three years ending December 31, 2007. Such financial statements consist of the following:
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
of United Components, Inc. and subsidiaries
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of United Components, Inc. and subsidiaries referred to in our report dated March 28, 2008, which is included in Part II on this Form 10-K. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 28, 2008

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Other	Balance at
Description	Beginning of Year	Income	Deductions	(a)	End of Year
		(In millions)

Year ended December 31, 2007
Allowance for excess and obsolete inventory	$19.7	$2.3	$(6.4)	$—	$15.6
Valuation allowance for deferred tax assets	3.1	1.3	(0.1)	—	4.3

Year ended December 31, 2006
Allowance for excess and obsolete inventory	17.2	7.6	(6.5)	1.4	19.7
Valuation allowance for deferred tax assets	2.3	0.8	—	—	3.1

Year ended December 31, 2005
Allowance for excess and obsolete inventory	15.4	3.5	(1.7)	—	17.2
Valuation allowance for deferred tax assets	1.3	1.0	—	—	2.3

(a)	Balance acquired in connection with the May 25, 2006 acquisition of ASC Industries.

     (a)(3) Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1	Stock Purchase Agreement by and among United Components, Inc., ACAS Acquisitions (ASC), Inc. and the Sellers named herein, dated as of March 8, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on form 10-K filed March 31, 2006).

2.2	Asset Purchase Agreement by and among United Components, Inc., Neapco Inc. and Neapco, LLC, dated as of June 30, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on Form 8-K filed July 6, 2006).

2.3	Asset Purchase Agreement by and among Pioneer Inc. Automotive Products, United Components, Inc. and Pioneer, Inc., dated as of June 30, 2006 (incorporated by reference to Exhibit 2.2 to United Components’ Report on Form 8-K filed July 6, 2006).

2.4	Stock Purchase Agreement by and among Truck-Lite Co. Limited, Truck-Lite Co., Inc., UIS Industries Limited and United Components, Inc., dated as of November 30, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on Form 8-K filed December 6, 2006).

3.1	Amended and Restated Certificate of Incorporation of United Components, Inc., filed April 29, 2003 (incorporated by reference to Exhibit 3.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

3.2	Bylaws of United Components, Inc. (incorporated by reference to Exhibit 3.14 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

4.1	Senior Subordinated Note Indenture with respect to the 9 3/8% Senior Subordinated Notes due 2013, between United Components, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of June 20, 2003. (incorporated by reference to Exhibit 4.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

4.2	Form of 9 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).

10.1	Credit Agreement, dated as of June 20, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

10.2	Guarantee and Collateral Agreement, dated as of June 20, 2003, among UCI Acquisition Holdings, Inc., United Components, Inc. and certain subsidiaries of United Components, Inc., for the benefit of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

10.3	Management Agreement among United Components, Inc. and TC Group, L.L.C. dated June 20, 2003 (incorporated by reference to Exhibit 10.3 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.4	Employment Agreement Term Sheet between United Components, Inc. and John Ritter effective as of April 25, 2003, as amended (incorporated by reference to Exhibit 10.4 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.5	Employment Agreement between United Aftermarket, Inc. and Bruce Zorich dated as of April 18, 2003, as amended (incorporated by reference to Exhibit 10.5 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

Exhibit
No.	Description of Exhibit
*10.6	Stock Option Plan of UCI Acquisition Holdings, Inc. (incorporated by reference to Exhibit 10.6 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.7	Fourth Amended and Restated Champion Laboratories Pension Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.7 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.8	Employment Agreement among United Components, Inc., Champion Laboratories, Inc. and Charlie Dickson, effective as of September 2, 2003 (incorporated by reference to Exhibit 10.8 to United Components’ Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107219) filed October 7, 2003).

10.9	First Amendment to Credit Agreement dated as of December 22, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.9 to United Components’ Report on Form 10-K filed March 30, 2004).

*10.10	Amended and Restated Stock Option Plan of UCI Holdco, Inc., effective as of May 25, 2006 (incorporated by reference to Exhibit 10.10 to United Components’ Report on Form 10-K filed March 30, 2007).

*10.11	UCI Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to United Components’ Report on Form 10-K filed March 30, 2004).

*10.12	Amended and Restated Credit Agreement, dated May 25, 2006, among United Components, Inc., as borrower, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as joint advisors, joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A. and General Electric Capital Corporation, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and the several banks and other financial institutions or entities from time to time parties to the agreement (incorporated by reference to Exhibit 10.12 to United Components’ Report on Form 8-K filed May 31, 2006).

21.1	List of Subsidiaries.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.
By:	/s/ DANIEL J. JOHNSTON
	Name:	Daniel J. Johnston
	Title:	Chief Financial Officer

Date: March 31, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE M. ZORICH Bruce M. Zorich	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ DANIEL J. JOHNSTON Daniel J. Johnston	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

/s/ DAVID L. SQUIER David L. Squier	Chairman	March 31, 2008

/s/ IAN I. FUJIYAMA Ian I. Fujiyama	Director	March 31, 2008

/s/ PAUL R. LEDERER Paul R. Lederer	Director	March 31, 2008

/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director	March 31, 2008

/s/ RAYMOND A. RANELLI Raymond A. Ranelli	Director	March 31, 2008

/s/ JOHN C. RITTER John C. Ritter	Director	March 31, 2008

/s/ MARTIN SUMNER Martin Sumner	Director	March 31, 2008