Form 10-Q
period 2008-03-31
UNITED COMPONENTS INC
filed 2008-05-15
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of May 15, 2008.

United Components, Inc.

Index
Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Condensed consolidated balance sheets — March 31, 2008 and December 31, 2007
Condensed consolidated income statements — Three months ended March 31, 2008 and 2007
Condensed consolidated statements of cash flows — Three months ended March 31, 2008 and 2007
Condensed consolidated statements of changes in shareholder’s equity — Three months ended March 31, 2008 and 2007
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

Signatures

Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	March 31,	December 31,
	2008	2007
Assets

Current assets
Cash and cash equivalents	$22,580	$41,440
Accounts receivable, net	252,709	253,904
Inventories, net	149,336	142,621
Deferred tax assets	21,163	22,837
Other current assets	24,139	29,306

Total current assets	469,927	490,108

Property, plant and equipment, net	169,177	167,812
Goodwill	241,461	241,461
Other intangible assets, net	81,376	83,594
Deferred financing costs, net	3,384	3,701
Pension and other assets	11,471	11,478
Assets held for sale	1,300	1,300

Total assets	$978,096	$999,454

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$98,364	$102,553
Short-term borrowings	2,342	10,134
Current maturities of long-term debt	546	479
Accrued expenses and other current liabilities	85,300	95,169

Total current liabilities	186,552	208,335

Long-term debt, less current maturities	417,789	427,815
Pension and other postretirement liabilities	23,086	22,871
Deferred tax liabilities	26,566	27,338
Due to Holdco	14,431	11,330
Minority interest	3,279	3,308
Other long-term liabilities	2,787	2,638

Total liabilities	674,490	703,635

Contingencies – Note K

Shareholder’s equity
Common stock	—	—
Additional paid in capital	277,971	277,741
Retained earnings	18,071	11,316
Accumulated other comprehensive income	7,564	6,762

Total shareholder’s equity	303,606	295,819

Total liabilities and shareholder’s equity	$978,096	$999,454

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended March 31,
	2008	2007
Net sales	$229,290	$238,848
Cost of sales	178,230	189,291

Gross profit	51,060	49,557
Operating (expense) income
Selling and warehousing	(15,505)	(16,052)
General and administrative	(12,528)	(14,292)
Amortization of acquired intangible assets	(1,593)	(1,778)
Costs of integration of water pump operations (Note B)	(363)	(730)
Gain from sale of assets and costs of closing a facility (Note D)	—	1,647

Operating income	21,071	18,352
Other expense
Interest expense, net	(9,142)	(10,686)
Management fee expense	(500)	(500)
Miscellaneous, net	(498)	(301)

Income before income taxes	10,931	6,865
Income tax expense	4,176	2,358

Net income	$6,755	$4,507

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$6,755	$4,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	9,072	9,217
Amortization of deferred financing costs and debt discount	475	791
Deferred income taxes	902	(2,257)
Gain on sale of Mexican land and building	—	(1,764)
Other non-cash, net	503	1,340
Changes in operating assets and liabilities
Accounts receivable	1,195	(6,399)
Inventories	(6,715)	2,278
Other current assets	5,167	3,045
Accounts payable	(4,189)	83
Accrued expenses and other current liabilities	(9,869)	6,177
Other assets	7	22
Due to UCI Holdco	3,101	—
Other long-term liabilities	364	1,825

Net cash provided by operating activities	6,768	18,865

Cash flows from investing activities
Capital expenditures	(7,886)	(5,406)
Proceeds from sale of Mexican land and building (Note D)	—	6,685
Proceeds from sale of other property, plant and equipment	58	492

Net cash provided by (used in) investing activities	(7,828)	1,771

Cash flows from financing activities
Issuances of debt	347	839
Debt repayments	(18,256)	(40,113)

Net cash used in financing activities	(17,909)	(39,274)

Effect of currency exchange rate changes on cash	109	(36)

Net decrease in cash and cash equivalents	(18,860)	(18,674)

Cash and cash equivalents at beginning of year	41,440	31,523

Cash and cash equivalents at end of period	$22,580	$12,849

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2007	$—	$273,749	$(26,433)	$(2,534)	$244,782
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		1,590			1,590
Comprehensive income
Net income			4,507		4,507	$4,507
Other comprehensive income
Interest rate swaps (net of $85 of income taxes)				(133)	(133)	(133)
Foreign currency adjustment (net of $47 of income taxes)				(71)	(71)	(71)

Total comprehensive income						$4,303

Balance at March 31, 2007	$—	$275,339	$(22,263)	$(2,738)	$250,338

Balance at January 1, 2008	$—	$277,741	$11,316	$6,762	$295,819
Recognition of stock based compensation expense		230			230
Comprehensive income
Net income			6,755		6,755	$6,755
Other comprehensive loss
Interest rate swaps (net of $130 of income taxes)				(208)	(208)	(208)
Foreign currency adjustment (net of $5 of income taxes)				1,010	1,010	1,010

Total comprehensive income						$7,557

Balance at March 31, 2008	$—	$277,971	$18,071	$7,564	$303,606

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At March 31, 2008, affiliates of The Carlyle Group owned 91.6% of Holdco’s common stock, and the remainder was owned by certain current and former members of UCI’s senior management and board of directors. As of March 31, 2008, Holdco had $273.5 million of Floating Rate Senior PIK Notes ( the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The Holdco Notes do not appear on UCI’s balance sheets and the related interest expense is not included in UCI’s income statements. See Note J.
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
The December 31, 2007 consolidated balance sheet has been derived from the audited financial statements included in UCI’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements at March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited. In the opinion of UCI, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
These financial statements should be read in conjunction with the financial statements and notes thereto included in UCI’s annual report on Form 10-K for the year ended December 31, 2007.
Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.
NOTE B — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS
In May 2006, UCI acquired ASC Industries, Inc., (“ASC”) a manufacturer and distributor of water pumps. Before acquiring ASC, UCI manufactured and distributed water pumps for all market channels. In 2006, UCI began the process of integrating its pre-acquisition water pump operations with the water pump operations of ASC. By mid-2007, all domestic water pump manufacturing had been combined at ASC’s manufacturing facilities. UCI’s pre-acquisition water pump facility was closed as of July 2007.

In the first quarter of 2008, UCI incurred $0.2 million of severance expense related to the water pump integration and $0.2 million of costs for the maintenance and security of the land and building that was used by UCI’s pre-acquisition water pump operation. This land and building is held for sale. This $0.4 million of cost is reported in the income statement in “Costs of integration of water pump operations.”
In the first quarter of 2007, UCI recorded $0.7 million of severance expense related to the water pump integration and $1.0 million of costs and operating inefficiencies caused by the wind-down of the manufacturing facility that was shut down as part of the water pump integration. The $0.7 million is reported in the income statement in “Costs of integration of water pump operations.” The $1.0 million is recorded in “Cost of Sales.”
NOTE C — DISCONTINUED OPERATIONS
On November 30, 2006, UCI sold its lighting systems operation. The final sale price is subject to a post-closing adjustment. The final sale price could be increased by up to $2.2 million, if the lighting systems operation makes structural changes to its pension plan, and if such changes result in a reduction in the actuarially determined deficit. Any additional proceeds will result in an additional gain on the sale of this discontinued operation. In the second quarter of 2008, UCI expects to receive sufficient information to determine the likelihood of the sale price increasing.
NOTE D — GAIN FROM SALE OF ASSETS AND COSTS OF CLOSING A FACILITY
During the second and third quarters of 2006, UCI closed its Mexican filter manufacturing plant and transferred production to its Albion, Illinois filter manufacturing facility.
In the first quarter of 2007, UCI sold the land, building and certain building improvements that were formerly used by the Mexican filter manufacturing operation. The sale proceeds were $6.7 million, net of fees and expenses. In the first quarter of 2007, UCI recorded a $1.8 million pre-tax gain on the sale. Also in the first quarter of 2007, UCI incurred $0.1 million of costs associated with the closure of the Mexican facility.
NOTE E — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables to two factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $43.7 million and $18.3 million of receivables during the three months ended March 31, 2008 and 2007, respectively.
If receivables had not been factored, $61.3 million and $81.0 million of additional receivables would have been outstanding at March 31, 2008 and December 31, 2007, respectively. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $0.5 million in the three months ended March 31, 2008 and $0.4 million in the three months ended March 31, 2007. These costs are recorded in the consolidated income statements in “Miscellaneous, net.”

NOTE F — INVENTORIES
The components of inventory are as follows (in millions):

	March 31,	December 31,
	2008	2007
Raw materials	$47.3	$45.8
Work in process	33.5	33.0
Finished products	83.8	79.4
Valuation reserves	(15.3)	(15.6)

	$149.3	$142.6

NOTE G — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following (in millions):

	March 31,	December 31,
	2008	2007
Salaries and wages	$3.6	$3.5
Bonuses and profit sharing	2.5	8.8
Vacation pay	5.1	4.7
Product returns	27.0	28.1
Rebates, credits and discounts due customers	8.4	10.9
Insurance	9.5	9.8
Taxes payable	8.7	10.4
Interest	7.8	2.6
Other	12.7	16.4

	$85.3	$95.2

NOTE H — PRODUCT RETURNS LIABILITY
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
Changes in UCI’s product returns liability are as follows (in millions):

	Three Months ended March 31,
	2008	2007
Beginning of year	$28.1	$28.6
Cost of unsalvageable parts	(12.0)	(12.7)
Additional reductions to sales	10.9	11.9

End of period	$27.0	$27.8

NOTE I — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended March 31,
	2008	2007
Service cost	$1.3	$1.6
Interest cost	3.2	3.0
Expected return on plan assets	(3.7)	(3.6)
Amortization of prior service cost and unrecognized loss	—	0.1
Special termination benefits	0.2	—

	$1.0	$1.1

NOTE J — DEBT
UCI’s debt is summarized as follows (in millions):

	March 31,	December 31,
	2008	2007
Short-term borrowings	$2.4	$10.1
Capital lease obligations	1.6	1.8
Term loan	190.0	200.0
Senior subordinated notes	230.0	230.0
Unamortized debt issuance costs	(3.3)	(3.5)

	420.7	438.4

Less
Short-term borrowing	2.4	10.1
Current maturities	0.5	0.5

Long-term debt	$417.8	$427.8

In the three month periods ended March 31, 2008 and 2007, UCI used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of its term loan. As a result of these voluntary early repayments, UCI recorded $0.1 million and $0.4 million, respectively, of accelerated write-offs of deferred financing costs. These costs are included in “Interest expense, net” in the income statements.
UCI’s balance sheet does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. Interest on the Holdco Notes is payable “in kind” through December 2011, therefore Holdco has no cash interest payments until after that date.
NOTE K — CONTINGENCIES
Insurance Reserves
UCI purchases insurance policies for worker’s compensation, automobile and product and general liability. These policies include high deductibles for which UCI is responsible. These deductibles are estimated and recorded as expenses in the period incurred. Estimates of these expenses are updated each quarter, and the expenses are adjusted accordingly. These estimates are subject to substantial uncertainty because of several factors that are difficult to predict, including actual claims experience, regulatory changes, litigation trends and changes in inflation. Estimated unpaid losses for which UCI is responsible are included in the balance sheet in “Accrued expenses and other current liabilities.”
Environmental
UCI is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.9 million accrued at March 31, 2008 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

Class Action Litigation
As of May 12, 2008, United Components, Inc. and its wholly owned subsidiary, Champion Laboratories, Inc. (“Champion”), have been named as two of multiple defendants in nine complaints filed in the District of Connecticut, the District of New Jersey, and the Middle District of Tennessee alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. One complaint also named The Carlyle Group as a defendant. Champion, but not United Components, was also named as a defendant in five virtually identical actions filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.
United Components and Champion were also named as defendants in three similar complaints filed in the District of Connecticut by plaintiffs who claim to be indirect purchasers of aftermarket filters. One complaint also named The Carlyle Group as a defendant. Champion, but not United Components, was also named in a similar action filed in the Eastern District of Tennessee. These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of one complaint which alleges a class period from January 1, 2002 to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
Champion, but not United Components, was also named as one of five defendants in a class action filed in Quebec, Canada. This action alleges conspiracy violations under the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the five defendants in the amount of $5.0 million in compensatory damages and $1.0 million in punitive damages. The plaintiff is seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on. There is an initial court return date of August 29, 2008.
We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts have been recorded in the financial statements for these matters.
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
Other Litigation
UCI is subject to various other contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, UCI believes that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on UCI’s financial condition or results of operations.

NOTE L — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Three Months ended March 31,
	2008	2007
United States	$192.9	$201.1
Mexico	8.7	9.6
Canada	7.5	8.2
United Kingdom	3.3	3.6
France	3.1	2.5
Germany	1.5	1.2
Spain	1.0	1.1
Other	11.3	11.5

	$229.3	$238.8

Net long-lived assets by country are as follows (in millions):

	March 31,	December 31,
	2008	2007
United States	$220.6	$226.0
China	30.4	27.0
Mexico	13.1	12.2
Spain	2.6	2.6
Goodwill	241.5	241.5

	$508.2	$509.3

NOTE M — STOCK OPTIONS
In the first quarter of 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the outstanding stock options and also lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $0.9 million more expense in the first quarter of 2007 than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting resulted in recording more of the total expense in 2007 and less in later years. Total expense related to stock options was $0.2 million in the first quarter of 2008 and $1.6 million in the first quarter of 2007.
NOTE N — OTHER INFORMATION
At March 31, 2008, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest in the first quarters of 2008 and 2007 were $3.6 million and $5.5 million, respectively. Cash payments (net of refunds) for income taxes for the first quarters of 2008 and 2007 were $(2.6) million and $(1.0) million, respectively.
Minority interest income of $0.1 million was recorded in “Miscellaneous, net” in the 2007 first quarter income statement. In the first quarter of 2008, minority interest income was $30 thousand.
For federal and for certain state tax purposes, UCI is included in the consolidated tax returns of Holdco. UCI’s stand-alone financial statements report UCI’s income tax liabilities and refunds receivable as income taxes payable and receivable until they are settled in cash with the taxing jurisdictions. To the extent UCI’s tax on its taxable income is offset by Holdco’s taxable losses, UCI records that portion of its tax expense as a payable to Holdco. At March 31, 2008 and December 31, 2007, this payable to Holdco was $15.3 million and $12.4 million, respectively. These amounts are included in the net “Due to Holdco” amounts in the respective balance sheets.

NOTE O – ADOPTION OF SFAS NO. 157
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 is not required until 2009, and UCI has not evaluated the impact of adopting SFAS No. 157 for those assets and liabilities. For assets and liabilities other than those certain nonfinancial assets and liabilities, UCI adopted SFAS No. 157 on January 1, 2008. Adoption of this portion of SFAS No. 157 did not have a material impact on UCI’s financial statements.
The expanded disclosure requirements of SFAS No. 157 are outlined below.
Interest rate swaps
UCI has an interest rate swap related to $40 million of its debt. Quarterly, UCI adjusts the carrying value of this derivative to its estimated fair value. The change is recorded as an adjustment to “Other comprehensive income” in UCI’s stockholder’s equity.
The fair value of this interest rate swap is estimated at the present value of the difference between (i) interest payable for the duration of the swap at the swap rate and (ii) interest that would be payable for the duration of the swap at the relevant current market interest rate at quarter end. At March 31, 2008 and at December 31, 2007 the estimated fair value was a $0.3 million liability and a seven thousand dollar liability, respectively.
The amounts in the following table are in millions of dollars. The table refers to Level 1, Level 2 and Level 3. These are defined in the “Fair value hierarchy” section below.

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
	Fair Value	in Active Markets	Other	Unobservable
	at	for Identical Assets	Observable Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Interest rate swaps	$0.3	—	$0.3	—
Fair market value disclosures
In UCI’s Form 10-K, UCI discloses the fair market value of its senior subordinated notes as of December 31. The $226 million December 31, 2007 fair value was estimated based on the bid and ask prices on December 31, which is a “Level 1” input (defined below).
Fair value hierarchy
SFAS No. 157 defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements, SFAS No. 157 provides a fair value estimating hierarchy. The hierarchy is listed below.
SFAS No. 157 uses the term “inputs” to broadly refer to the assumptions used in estimating fair values. It distinguishes between (i) assumptions based on market data obtained from independent third party sources (“observable inputs”) and (ii) UCI’s assumptions based on the best information available (“unobservable inputs”). SFAS No. 157 requires that fair value valuation techniques maximize the use of “observable inputs” and minimize the use of “unobservable inputs.” The fair value hierarchy consists of the three broad levels listed below. The highest priority is given to Level 1, and the lowest is given to Level 3.

Level 1 —	Quoted market prices in active markets for identical assets or liabilities

Level 2 —	Inputs other than level 1 inputs that are either directly or indirectly observable

Level 3 —	Unobservable inputs developed using UCI’s estimates and assumptions, which reflect those that market participants would use when valuing an asset or liability
The determination of where an asset or liability falls in the hierarchy requires significant judgment.

NOTE P – OTHER NEW ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. UCI did not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, adoption of SFAS No. 159 did not impact UCI’s financial statement.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on future acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($3.3 million at both March 31, 2008 and December 31, 2007) will be classified as shareowners’ equity, a change from its current classification with long-term liabilities. Earnings attributable to minority interests ($30 thousand and $0.1 million for the three months ended March 31, 2008 and 2007, respectively) will be included in net income, although such earnings will be deducted to arrive at net income attributable to UCI.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 changes disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. UCI has not evaluated the potential impact of this statement on its financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” UCI has not evaluated the potential impact of this statement on its financial statements.
NOTE Q — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
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
The condensed financial information that follows includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facilities, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facilities (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI. Also included are consolidating entries, which consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.
Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and UCI believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

Consolidating Condensed Balance Sheet
March 31, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$22,580	$—	$17,901	$(626)	$5,305
Accounts receivable, net	252,709	—	—	236,749	15,960
Inventories, net	149,336	—	—	125,663	23,673
Deferred tax assets	21,163	—	161	22,171	(1,169)
Other current assets	24,139	—	5,689	9,302	9,148

Total current assets	469,927	—	23,751	393,259	52,917
Property, plant and equipment, net	169,177	—	943	125,282	42,952
Investment in subsidiaries		(289,637)	273,613	16,024	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	81,376	—	11,006	70,364	6
Deferred financing costs, net	3,384	—	3,384	—	—
Pension and other assets	11,471	—	365	11,017	89
Assets held for sale	1,300	—	—	1,300	—

Total assets	$978,096	$(289,637)	$554,523	$617,246	$95,964

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$98,364	$—	$500	$79,634	$18,230
Short-term borrowings	2,342	—	—	—	2,342
Current maturities of long-term debt	546	—	485	61	—
Accrued expenses and other current liabilities	85,300	—	17,633	63,897	3,770

Total current liabilities	186,552	—	18,618	143,592	24,342
Long-term debt, less current maturities	417,789	—	417,293	496	—
Pension and other postretirement liabilities	23,086	—	—	23,086	—
Deferred tax liabilities	26,566	—	15,863	10,065	638
Due to Holdco	14,431	—	14,431	—	—
Minority interest	3,279	—	—	—	3,279
Other long-term liabilities	2,787	—	—	2,015	772
Intercompany payables (receivables)		—	(215,288)	189,980	25,308
Total shareholder’s equity	303,606	(289,637)	303,606	248,012	41,625

Total liabilities and shareholder’s equity	$978,096	$(289,637)	$554,523	$617,246	$95,964

Consolidating Condensed Balance Sheet
December 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets

Current assets
Cash and cash equivalents	$41,440	$—	$36,684	$1,234	$3,522
Accounts receivable, net	253,904	—	—	239,888	14,016
Inventories, net	142,621	—	—	119,882	22,739
Deferred tax assets	22,837	—	49	23,329	(541)
Other current assets	29,306	—	11,532	9,913	7,861

Total current assets	490,108	—	48,265	394,246	47,597
Property, plant and equipment, net	167,812	—	1,190	124,744	41,878
Investment in subsidiaries		(273,387)	262,871	10,516	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	83,594	—	11,628	71,966	—
Deferred financing costs, net	3,701	—	3,701	—	—
Deferred tax assets	—	—	(186)	—	186
Pension and other assets	11,478	—	365	9,997	1,116
Assets held for sale	1,300	—	—	1,300	—

Total assets	$999,454	$(273,387)	$569,295	$612,769	$90,777

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$102,553	$—	$1,072	$85,181	$16,300
Short-term borrowings	10,134	—	—	—	10,134
Current maturities of long-term debt	479	—	418	61	—
Accrued expenses and other current liabilities	95,169	—	19,981	71,187	4,001

Total current liabilities	208,335	—	21,471	156,429	30,435
Long-term debt, less current maturities	427,815	—	427,304	511	—
Pension and other postretirement liabilities	22,871	—	—	21,657	1,214
Deferred tax liabilities	27,338	—	15,570	10,230	1,538
Due to UCI Holders	11,330	—	11,330	—	—
Minority interest	3,308	—	—	—	3,308
Other long-term liabilities	2,638	—	—	1,984	654
Inter-company payables (receivables)		—	(202,199)	187,938	14,261
Total shareholder’s equity	295,819	(273,387)	295,819	234,020	39,367

Total liabilities and shareholder’s equity	$999,454	$(273,387)	$569,295	$612,769	$90,777

Consolidating Condensed Income Statement
Three Months Ended March 31, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$229,290	$(20,192)	$—	$215,598	$33,884
Cost of sales	178,230	(20,192)	—	166,342	32,080

Gross profit	51,060	—	—	49,256	1,804
Operating (expense) income
Selling and warehousing	(15,505)	—	(395)	(13,845)	(1,265)
General and administrative	(12,528)	—	(3,942)	(7,199)	(1,387)
Amortization of acquired intangible assets	(1,593)	—	—	(1,593)	—
Costs of integration of water pump operations	(363)	—	—	(363)	—

Operating income (loss)	21,071	—	(4,337)	26,256	(848)
Other expense
Interest expense, net	(9,142)	—	(9,046)	(7)	(89)
Intercompany interest		—	7,186	(6,961)	(225)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(498)	—	—	(528)	30

Income (loss) before income taxes	10,931	—	(6,697)	18,760	(1,132)
Income tax expense (benefit)	4,176	—	2,482	(6,941)	283

Increase (decrease) before equity in earnings of subsidiaries	6,755	—	(4,215)	11,819	(849)
Equity in earnings of subsidiaries		(9,898)	10,970	(1,072)	—

Net income (loss)	$6,755	$(9,898)	$6,755	$10,747	$(849)

Consolidating Condensed Income Statement
Three Months Ended March 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$238,848	$(11,529)	$—	$224,682	$25,695
Cost of sales	189,291	(11,529)	—	176,601	24,219

Gross profit	49,557	—	—	48,081	1,476
Operating (expense) income
Selling and warehousing	(16,052)	—	(1,347)	(13,619)	(1,086)
General and administrative	(14,292)	—	(4,393)	(8,203)	(1,696)
Amortization of acquired intangible assets	(1,778)	—	—	(1,778)	—
Costs of integration of water pump operations	(730)	—	—	(730)	—
Gain from sale of assets and costs of closing a facility	1,647	—	—	(117)	1,764

Operating income (loss)	18,352	—	(5,740)	23,634	458
Other expense
Interest expense, net	(10,686)	—	(10,484)	(52)	(150)
Inter-company interest		—	8,320	(8,019)	(301)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(301)	—	—	(410)	109

Income (loss) before income taxes	6,865	—	(8,404)	15,153	116
Income tax expense (benefit)	2,358	—	(2,963)	5,256	65

Increase (decrease) before equity in earnings of subsidiaries	4,507	—	(5,441)	9,897	51
Equity in earnings of subsidiaries		(9,585)	9,948	(363)	—

Net income (loss)	$4,507	$(9,585)	$4,507	$9,534	$51

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$6,768	$—	$(8,680)	$2,623	$12,825

Cash flows from investing activities:
Capital expenditures	(7,886)	—	(1)	(4,479)	(3,406)
Proceeds from sale of Mexican land and building	—	—	—	—	—
Proceeds from sale of other property, plant and equipment	58	—	—	11	47

Net cash provided by (used in) investing activities	(7,828)	—	(1)	(4,468)	(3,359)

Cash flows from financing activities:
Issuances of debt	347	—	—	—	347
Debt repayments	(18,256)	—	(10,102)	(15)	(8,139)

Net cash (used in) provided by financing activities	(17,909)	—	(10,102)	(15)	(7,792)

Effect of currency exchange rate changes on cash	109	—	—	—	109

Net (decrease) increase in cash and cash equivalents	(18,860)	—	(18,783)	(1,860)	1,783

Cash and cash equivalents at beginning of year	41,440	—	36,684	1,234	3,522

Cash and cash equivalents at end of period	$22,580	$—	$17,901	$(626)	$5,305

Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$18,865	$—	$18,418	$6,758	$(6,311)

Cash flows from investing activities:
Capital expenditures	(5,406)	—	—	(5,288)	(118)
Proceeds from sale of Mexican land and building	6,685	—	—	—	6,685
Proceeds from sale of other property, plant and equipment	492	—	—	417	75

Net cash provided by (used in) investing activities	1,771	—	—	(4,871)	6,642

Cash flows from financing activities:
Issuances of debt	839	—	—	—	839
Debt repayments	(40,113)	—	(40,000)	(113)	—

Net cash (used in) provided by financing activities	(39,274)	—	(40,000)	(113)	839

Effect of currency exchange rate changes on cash	(36)	—	—	—	(36)

Net (decrease) increase in cash and cash equivalents	(18,674)	—	(21,582)	1,774	1,134

Cash and cash equivalents at beginning of year	31,523	—	30,212	(1,767)	3,078

Cash and cash equivalents at end of period	$12,849	$—	$8,630	$7	$4,212

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
These forward-looking statements are based on UCI’s expectations and beliefs concerning future events affecting UCI. They are subject to uncertainties and factors relating to UCI’s operations and business environment, all of which are difficult to predict and many of which are beyond UCI’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. UCI cautions the reader that these uncertainties and factors, including those discussed in Item 1A of UCI’s 2007 annual report on Form 10-K and in other SEC filings, could cause UCI’s actual results to differ materially from those stated in the forward-looking statements.
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
Management believes that we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers. We believe that a key competitive advantage is that we offer one of the most comprehensive lines of products in the vehicle replacement parts market, consisting of over 41,000 parts. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. While we have been, and expect to continue to be, able to obtain sufficient quantities to satisfy our needs, we have been required to pay significantly higher prices for the material. In 2005 and into the beginning of 2006, the prices UCI paid for steel stabilized. However, the cost of certain types of steel used by UCI increased again in the third quarter of 2006 and has increased steadily since then. We implemented price increases on certain products with high steel content, but those price increases have not been sufficient to offset all of the steel cost increases. The higher cost of steel, net of UCI’s price increases, adversely affected pre-tax income of continuing operations by $2.2 million in 2007 compared to 2006. In the first quarter of 2008, the impact of higher steel prices, net of our price increases, was slightly favorable compared to the first quarter of 2007. However, for the full year 2008, the impact of steel costs, net of our price increases is expected to be unfavorable compared to 2007. This adverse impact is forecasted to be higher than the 2007 increase, and may be significantly higher. This forecast is based on assumptions regarding the future cost of steel and our ability to increase selling prices on products with high steel content. Actual events could vary significantly from our assumptions. Consequently, the actual effect of higher steel costs could be significantly different than our forecast.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in UCI’s March 31, 2008 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.9 million accrued at March 31, 2008 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations
The following table is UCI’s unaudited condensed consolidated income statements for the three months ended March 31, 2008 and 2007. The amounts are presented in thousands of dollars.

	Three Months ended March 31,
	2008	2007
Net sales	$229,290	$238,848
Cost of sales	178,230	189,291

Gross profit	51,060	49,557
Operating (expense) income
Selling and warehousing	(15,505)	(16,052)
General and administrative	(12,528)	(14,292)
Amortization of acquired intangible assets	(1,593)	(1,778)
Costs of integration of water pump operations	(363)	(730)
Gain from sale of assets and costs of closing a facility	—	1,647

Operating income	21,071	18,352
Other expense
Interest expense, net	(9,142)	(10,686)
Management fee expense	(500)	(500)
Miscellaneous, net	(498)	(301)

Income before income taxes	10,931	6,865
Income tax expense	4,176	2,358

Net income	$6,755	$4,507

Three Months Ended March 31, 2008 compared with the Three Months Ended March 31, 2007
Net sales. Net sales of $229.3 million in the first quarter of 2008 decreased $9.6 million, or 4.0%, compared to net sales in the first quarter of 2007. In connection with obtaining new business, sales were reduced by $1.1 million in the first quarter of 2008 and $6.7 million in the first quarter of 2007. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers.
Excluding the non-recurring effects of obtaining new business from both quarters, sales were 6.2% lower in the first quarter of 2008 compared to the first quarter of 2007. This 6.2% decrease includes lower sales to the traditional, heavy duty, OEM and OES channels. Sales to the retail channel increased by a small amount. We believe that the sales decline was due primarily to general economic conditions in the United States, along with normal fluctuations in our customers’ buying patterns.
Gross profit. Gross profit, as reported, was $51.1 million for the first quarter of 2008 and $49.6 million for the first quarter of 2007. Both years included special items. Both quarters included the adverse effects of obtaining new business, a $1.1 million cost in the first quarter of 2008 and a $4.4 million cost in the first quarter of 2007. The 2008 quarter included $1.0 million of costs related to establishing two new factories in China. The 2007 quarter included $1.8 million of water pump integration costs.
The aforementioned $1.8 million of water pump integration costs in the first quarter of 2007 relate to the integration of the ASC water pump operation and the water pump operation that we owned before we acquired ASC. The $1.8 million includes costs and operating inefficiencies caused by the wind-down of our previously existing facility and $0.8 million of costs incurred to minimize the write-off of component parts that would not be usable when all production was transitioned to the ASC product design. (See Note B to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit decreased to $53.2 million in the first quarter of 2008 from $55.8 million in the first quarter of 2007, and the related gross margin percentage increased to 23.1% in the first quarter of 2008 from 22.7% in the first quarter of 2007. (The gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.)

Lower sales volume in the first quarter of 2008 was the primary factor in our gross profit decline. The 2008 gross profit was favorably impacted by benefits from our manufacturing cost reduction initiatives. These benefits were offset by the cost of inflation-driven wage increases and higher energy driven and raw material costs.
Selling and warehousing expenses. Selling and warehousing expenses were $15.5 million in the first quarter of 2008, $0.5 million lower than the first quarter of 2007. The reduction is driven by lower sales, partially offset by the effects of inflation on employee-related and other operating costs. Selling and warehousing expenses were 6.8% of sales in the 2008 quarter and 6.7% in the 2007 quarter.
General and administrative expenses. General and administrative expenses were $12.5 million in the first quarter of 2008, $1.8 million lower than the first quarter of 2007. $1.4 million of this reduction is due to lower stock option related costs. Also, lower professional fees, severance expense and bonus expense more than offset inflation-driven cost increases and costs associated with establishing two new factories in China.
Costs of integration of water pump operations. See Note B to the financial statements included in this Form 10-Q.
Gain from sale of assets and costs of closing a facility. See Note D to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $1.5 million lower in the first quarter of 2008 compared to the first quarter of 2007. This reduction is due to lower debt levels and lower interest rates in 2008. Also, accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt was $0.3 million higher in the 2007 quarter.
Income tax expense. Income tax expense in the first quarter of 2008 was $1.8 million higher than in the first quarter of 2007, due to higher pre-tax income in the 2008 quarter.
Net income. Due to the factors described above, we reported a net income of $6.8 million for the first quarter of 2008 and $4.5 million for the first quarter of 2007.
Liquidity and Capital Resources
At March 31, 2008 and December 31, 2007, UCI had $22.6 million and $41.4 million of cash, respectively. Outstanding debt was as follows (in millions):

	March 31,	December 31,
	2008	2007
Notes payable	$2.4	$10.1
Capitalized leases	1.6	1.8
Term loan	190.0	200.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	424.0	441.9
Unamortized debt discount	(3.3)	(3.5)

	$420.7	$438.4

In the first quarters of 2008 and 2007, we used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of the term loan. Because of these prepayments and other prepayments made in the last three quarters of 2007 and in 2006, we do not have any required repayments of the senior credit facility term loans until December 2011. UCI’s $230.0 million senior subordinated notes are due in 2013.
Notes payable are routine short-term borrowings by our foreign operations.
In addition to the debt discussed above, our parent, UCI Holdco, has $273.5 million in Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding at March 31, 2008. The Holdco Notes do not appear on our balance sheets and the related interest expense is not included in our income statement. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The interest on the Holdco Notes is payable “in kind” until December 2011, so no cash interest is payable until that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow or liquidity of UCI until that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the senior subordinated notes indenture, so we expect that the Holdco Notes will have no effect on the current operations of UCI.

Below is a schedule of required future debt repayments. The 2008 amount is primarily routine repayments of short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

Last nine months of 2008	$2.7
2009	0.4
2010	0.2
2011	0.2
2012	45.2
Thereafter	375.3

$424.0

Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At the March 31, 2008 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $33.7 million. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.6 million. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
Our primary source of liquidity is cash flow from operations and borrowings under our existing $75 million revolving credit facility, which is available until June 2009. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes. At March 31, 2008, $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. This resulted in $65.6 million of unused borrowing capacity at March 31, 2008.
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to service debt, meet liquidity needs and fund planned capital expenditures for the next fifteen months. Our existing revolving credit facility expires in June 2009 and there is no assurance that we will be able to extend that facility or put in place a new facility that will make up any shortfall in our cash flow from operations after that date. For that reason, we can give no assurance that we will have a sufficient amount of cash to enable us to service our indebtedness or to fund other liquidity needs after that date. In addition, as presently structured, UCI would be the sole source of cash for the payment of cash interest on the Holdco Notes beginning in 2011, and we can give no assurance that the cash for these interest payments will be available. In the future, we may need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with three customers, which has resulted in the sales of approximately $43.7 million of receivables in the first quarter of 2008 and $127 million in the 2007 full year period. If receivables had not been factored, there would have been $61.3 million more receivables outstanding at March 31, 2008. At December 31, 2007, if receivables had not been factored, there would have been $81 million more receivables outstanding. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.

Net cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2008 was $6.8 million. Profits, before deducting depreciation and amortization, generated $16.3 million. An increase in inventory and a reduction in accounts payable resulted in the uses of cash of $6.7 million and $4.2 million, respectively. The increase in inventory was due to lower than expected sales in March. The decrease in accounts payable was due to normal fluctuations in the timing of purchases and payments. An increase in amounts due to Holdco had a $3.1 million positive effect on cash. Changes in all other assets and liabilities netted to a $1.7 million use of cash. This amount includes the scheduled paydowns of accrued liabilities, including annual employee bonus and profit sharing payments, offset by income tax refunds resulting from the carryback of 2006 operating losses to 2004 and the timing of interest payments.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the three months ended March 31, 2008 and 2007 were $7.9 million and $5.4 million, respectively. In 2008, capital expenditures are expected to be in the $35 million to $40 million range, including routine expenditures for equipment replacement and efficiency improvements and approximately $10 million in connection with our two new factories in China.
In the first quarter of 2007, we received $6.7 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006.
Net cash used in financing activities. Net cash used in financing activities for the three months ended March 31, 2008 and 2007 was $17.9 million and $39.3 million, respectively. In the three months ended March 31, 2008 and 2007, UCI used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of its term loan. Additionally, during the three months ended March 31, 2008, UCI’s Spanish and Chinese subsidiaries repaid short-term notes payable to foreign credit institutions in the amount of $8.1 million.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 is not required until 2009, and UCI has not evaluated the impact of adopting SFAS No. 157 for those assets and liabilities. For assets and liabilities other than those certain nonfinancial assets and liabilities, UCI adopted SFAS No. 157 on January 1, 2008. See Note O to the financial statements for the impact on UCI’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. UCI did not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, adoption of SFAS No. 159 did not impact UCI’s financial statement.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on future acquisitions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($3.3 million at both March 31, 2008 and December 31, 2007) will be classified as shareowners’ equity, a change from its current classification with long-term liabilities. Earnings attributable to minority interests ($30 thousand and $0.1 million for the three months ended March 31, 2008 and 2007, respectively) will be included in net income, although such earnings will be deducted to arrive at net income attributable to UCI.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” SFAS No. 161 changes disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. UCI has not evaluated the potential impact of this statement on its financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” UCI has not evaluated the potential impact of this statement on its financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries where cost is translated primarily at historical rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2007, approximately 6% of our net sales were made by our foreign subsidiaries. Their combined net income was not significant. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.

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
Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. In 2008, approximately $90.0 million of the cost of our products sold to North American customers are expected to be bought in China. The currency exchange rate from Chinese yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, the Chinese government has recently reduced its influence over the currency exchange rate, and let market conditions control to a greater extent. As a result, the currency exchange rate has risen recently, and may continue to rise in the future. Less influence by the Chinese government will most likely result in the Chinese yuan continuing to strengthen against the U.S. dollar. While a change in the value of the Chinese yuan versus the U.S. dollar could have a significant effect on the cost of our sales in the future, any change in value would not have an effect in the short term, because of our level of inventory on hand and firm dollar denominated purchase commitments. After such inventory is depleted and purchase commitments fulfilled, however, we could be forced to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2008, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
Interest Rate Risk
In connection with our senior credit facilities, we entered into interest rate swap agreements on August 2005. These agreements effectively converted $80 million of variable rate debt to fixed rate debt for the two years ended August 2007, and convert $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we paid 4.4% and received the then current LIBOR on $80 million through August 2007, and we pay 4.4% and receive the then current LIBOR on $40 million for the 12-month period ending August 2008.
We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.3 million of our net income and cash flow.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
      As of May 12, 2008, United Components, Inc. and its wholly owned subsidiary, Champion Laboratories, Inc. (“Champion”), have been named as two of multiple defendants in nine complaints filed in the District of Connecticut, the District of New Jersey, and the Middle District of Tennessee alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. T.D.S. Co. v. Champion Labs. et al. (D. Conn., filed April 8, 2008); Barjan, LLC v. Champion Labs et al. (D. Conn., filed April 10, 2008); Bruene v. Champion Labs. et al. (D. Conn., filed April 8, 2008); S&E Quick Lube Distrib., Inc. v. Champion Labs. et al. (D. Conn., filed March 31, 2008); Flash Sales, Inc. v. Champion Labs. et al. (D. Conn., filed April 4, 2008); The Parts Plus Group, Inc. v. Champion Labs. et al. (D. Conn., filed April 28, 2008); Ward’s Auto Painting & Body Works, Inc. v. Champion Labs. et al. (D. Conn., filed April 29, 2008); Werner Aero Services v. Champion Labs. et al. (M.D. Tenn., filed May 9, 2008); Central Warehouse Sales Corp. v. Champion Labs. et al. (D.N.J., filed April 29, 2008). Central Warehouse also named The Carlyle Group as a defendant. Champion, but not United Components, was also named as a defendant in virtually identical actions filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. Lovett Auto & Tractor Parts, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 10, 2008); Manasek Auto Parts, Inc. v. Champion Labs. et al. (S.D. Ill., filed April 23, 2008); Neptune Warehouse Distributors, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 23, 2008); Big T Inc. v. Champion Labs. et al. (S.D. Ill., filed May 6, 2008); Worldwide Equipment, Inc. v. Honeywell Int’l et al. (D.N.J., filed May 9, 2008). All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.
      United Components and Champion were also named as defendants in similar complaints filed in the District of Connecticut by plaintiffs who claim to be indirect purchasers of aftermarket filters. Packard Automotive, Inc. v. Honeywell International Inc. et al., (D. Conn., filed April 21, 2008); Doll et al. v. Champion Labs. et al. (D. Conn., filed May 9, 2008); Austin v. Honeywell Int’l et al. (D. Conn., filed May 8, 2008). Austin also named The Carlyle Group as a defendant. Champion, but not United Components, was also named in a similar action filed in the Eastern District of Tennessee. Bathea et al. v. Champion Labs. (E.D. Tenn., filed April 25, 2008). These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of Austin, which alleges a class period from January 1, 2002 to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
      Champion, but not United Components, was also named as one of five defendants in a class action filed in Quebec, Canada. Jean-Paul Perrault v. Champion Labs. et al. (filed April 25, 2008). This action alleges conspiracy violations under the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the five defendants in the amount of $5.0 million in compensatory damages and $1.0 million in punitive damages. The plaintiff is seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on. There is an initial court return date of August 29, 2008.
      We intend to vigorously defend against these claims.
      From time to time, we may be involved in other disputes or litigation relating to claims arising out of our operations. However, we are not currently a party to any other material legal proceedings.
Item 1.A. Risk Factors
There have been no material changes from the risk factors previously disclosed in UCI’s annual report on Form 10-K for the year ended December 31, 2007.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.

Date: May 15, 2008	By: Name:	/s/ DANIEL J. JOHNSTON Daniel J. Johnston
	Title:	Chief Financial Officer