Form 10-Q
period 2008-06-30
UNITED COMPONENTS INC
filed 2008-08-13
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-107219
UNITED COMPONENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3759857
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

14601 Highway 41 North
Evansville, Indiana
(Address of Principal Executive	47725
Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of August XX, 2008.

United Components, Inc.

Index

Part I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed consolidated balance sheets — June 30, 2008 and December 31, 2007
Condensed consolidated income statements — Three and Six months ended June 30, 2008 and 2007
Condensed consolidated statements of cash flows — Six months ended June 30, 2008 and 2007
Condensed consolidated statements of changes in shareholder’s equity — Six months ended June 30, 2008 and 2007
Notes to condensed consolidated financial statements

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

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Exhibits

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets (unaudited)
(in thousands)

	June 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$35,190	$41,440
Accounts receivable, net	248,378	253,904
Inventories, net	158,325	142,621
Deferred tax assets	22,656	22,837
Other current assets	22,551	29,306

Total current assets	487,100	490,108

Property, plant and equipment, net	170,994	167,812
Goodwill	241,461	241,461
Other intangible assets, net	79,137	83,594
Deferred financing costs, net	3,141	3,701
Pension and other assets	11,507	11,478
Assets held for sale	1,300	1,300

Total assets	$994,640	$999,454

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$107,804	$102,553
Short-term borrowings	901	10,134
Current maturities of long-term debt	471	479
Accrued expenses and other current liabilities	85,856	95,169

Total current liabilities	195,032	208,335

Long-term debt, less current maturities	417,903	427,815
Pension and other postretirement liabilities	23,054	22,871
Deferred tax liabilities	28,163	27,338
Due to Holdco	16,344	11,330
Minority interest	2,988	3,308
Other long-term liabilities	2,684	2,638

Total liabilities	686,168	703,635

Contingencies — Note M

Shareholder’s equity
Common stock	—	—
Additional paid in capital	278,071	277,741
Retained earnings	22,098	11,316
Accumulated other comprehensive income	8,303	6,762

Total shareholder’s equity	308,472	295,819

Total liabilities and shareholder’s equity	$994,640	$999,454

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Net sales	$229,269	$259,569	$458,559	$498,417
Cost of sales	182,579	200,190	360,809	389,481

Gross profit	46,690	59,379	97,750	108,936

Operating (expense) income
Selling and warehousing	(16,026)	(14,903)	(31,531)	(30,955)
General and administrative	(12,811)	(11,818)	(25,339)	(26,110)
Amortization of acquired intangible assets	(1,664)	(1,831)	(3,257)	(3,609)
Costs of integrating water pump operations (Note B)	(125)	256	(488)	(474)
Gain from sale of assets and costs of closing a facility (Note D)	—	(101)	—	1,546
Trademark impairment loss (Note E)	—	(3,600)	—	(3,600)

Operating income	16,064	27,382	37,135	45,734

Other expense
Interest expense, net	(8,414)	(10,177)	(17,556)	(20,863)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(691)	(754)	(1,189)	(1,055)

Income before income taxes	6,459	15,951	17,390	22,816
Income tax expense	(2,432)	(5,926)	(6,608)	(8,284)

Net income	$4,027	$10,025	$10,782	$14,532

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$10,782	$14,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	18,475	18,128
Amortization of deferred financing costs and debt discount	876	1,213
Deferred income taxes	1,006	1,260
Gain on sale of Mexican land and building	—	(1,764)
Non-cash trademark impairment loss (Note E)	—	3,600
Other non-cash, net	1,178	2,235
Changes in operating assets and liabilities
Accounts receivable	5,526	(48,226)
Inventories	(15,704)	8,299
Other current assets	6,755	3,575
Accounts payable	5,251	10,915
Accrued expenses and other current liabilities	(9,313)	(471)
Other assets	(29)	98
Due to Holdco	5,014	—
Other long-term liabilities	229	2,771

Net cash provided by operating activities	30,046	16,165

Cash flows from investing activities
Capital expenditures	(17,274)	(14,706)
Proceeds from sale of Mexican land and building (Note D)	—	6,685
Proceeds from sale of other property, plant and equipment	261	776

Net cash used in investing activities	(17,013)	(7,245)

Cash flows from financing activities
Issuances of debt	1,249	11,790
Debt repayments	(20,718)	(47,985)

Net cash used in financing activities	(19,469)	(36,195)

Effect of currency exchange rate changes on cash	186	(28)

Net decrease in cash and cash equivalents	(6,250)	(27,303)

Cash and cash equivalents at beginning of year	41,440	31,523

Cash and cash equivalents at end of period	$35,190	$4,220

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Shareholder’s Equity (unaudited)
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2007	$—	$273,749	$(26,433)	$(2,534)	$244,782
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		2,240			2,240
Tax effect of exercise of Holdco stock options		471			471
Comprehensive income
Net income			14,532		14,532	$14,532
Other comprehensive income
Interest rate swaps (net of $195 of income taxes)				(148)	(148)	(148)
Foreign currency adjustment (net of $53 of income taxes)				(228)	(228)	(228)

Total comprehensive income						$14,156

Balance at June 30, 2007	$—	276,460	$(12,238)	$(2,910)	$261,312

Balance at January 1, 2008	$—	$277,741	$11,316	$6,762	$295,819
Recognition of stock based compensation expense		461			461
Tax effect of exercise of Holdco stock options		(131)			(131)
Comprehensive income
Net income			10,782		10,782	$10,782
Other comprehensive loss
Interest rate swaps (net of $66 of income taxes)				(103)	(103)	(103)
Foreign currency adjustment (net of $3 of income taxes)				1,644	1,644	1,644

Total comprehensive income						$12,323

Balance at June 30, 2008	$—	$278,071	$22,098	$8,303	$308,472

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. (“UCI”) is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At June 30, 2008, affiliates of The Carlyle Group owned 91.0% of Holdco’s common stock, and the remainder was owned by certain current and former members of UCI’s senior management and board of directors. As of June 30, 2008, Holdco had $280.5 million of Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The Holdco Notes do not appear on UCI’s balance sheets and the related interest expense is not included in UCI’s income statements. See Note L.
UCI operates in one business segment through its subsidiaries. UCI manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North America and Europe.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of UCI, its wholly-owned subsidiaries and a 51% owned joint venture. All significant intercompany accounts and transactions have been eliminated. In these notes to the financial statements, the term “UCI” refers to UCI and its subsidiaries. The term “United Components” refers to United Components, Inc. without its subsidiaries.
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
The December 31, 2007 consolidated balance sheet has been derived from the audited financial statements included in UCI’s annual report on Form 10-K for the year ended December 31, 2007. The financial statements at June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 are unaudited. In the opinion of UCI, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. The estimates and assumptions include estimates of the collectability of accounts receivable and the realizability of inventory, goodwill and other intangible assets. They also include estimates of cost accruals, environmental liabilities, warranty and other product returns, insurance reserves, income taxes, pensions and other postretirement benefits and other factors. Management has exercised reasonableness in deriving these estimates; however, actual results could differ from these estimates.
These financial statements should be read in conjunction with the financial statements and notes thereto included in UCI’s annual report on Form 10-K for the year ended December 31, 2007.
Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE B — COSTS OF INTEGRATING WATER PUMP OPERATIONS
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
2008 Expenses
In the first quarter of 2008, UCI incurred $0.2 million of severance expense related to the water pump integration. In the three and six months ended June 30, 2008, UCI incurred $0.1 million and $0.3 million, respectively, of costs for the maintenance and security of the land and building that was used by UCI’s pre-acquisition water pump operation. This land and building is held for sale. These costs are reported in the income statement in “Costs of integrating water pump operations.”
2007 Expenses and Gain
In 2007, UCI recorded pre-tax expenses and a pension curtailment gain related to the water pump integration. The net losses for the three month and six month periods ended June 30, 2007 were $1.5 million and $3.2 million, respectively. These amounts are included in the “Cost of Sales” and “Costs of integrating water pump operations” lines in the income statement. The components of these net costs are presented in the following table (in millions):

	Cost of integrating
	water pump
	operations	Cost of Sales	Combined
Three months ended June 30, 2007
Severance	$(0.7)	$—	$(0.7)
Pension plan curtailment gain	0.9	—	0.9
Production wind-down costs	—	(0.8)	(0.8)
Transportation and other directly related costs	—	(0.9)	(0.9)

	$0.2	$(1.7)	$(1.5)

Six months ended June 30, 2007
Severance	$(1.4)	$—	$(1.4)
Pension plan curtailment gain	0.9	—	0.9
Production wind-down costs	—	(1.3)	(1.3)
Transportation and other directly related costs	—	(1.4)	(1.4)

	$(0.5)	$(2.7)	$(3.2)

The after-tax effect of these items was a net loss of $0.9 million and $2.0 million in the three and six month periods of 2007, respectively.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE C — DISCONTINUED OPERATIONS
On November 30, 2006, UCI sold its lighting systems operation. The final sale price was subject to a post-closing adjustment. The final sale price was subject to an increase of up to $2.2 million, if the lighting systems operation made structural changes to its pension plan, and if such changes resulted in a reduction in the actuarially-determined deficit. In the second quarter of 2008, UCI was informed that the lighting systems operations did not make structural changes to its pension plan. Accordingly, there will be no further adjustment of the purchase price.
NOTE D — GAIN FROM SALE OF ASSETS AND COSTS OF CLOSING A FACILITY
During the second and third quarters of 2006, UCI closed its Mexican filter manufacturing plant and transferred production to its Albion, Illinois filter manufacturing facility.
In the first quarter of 2007, UCI sold the land, building and certain building improvements that were formerly used by the Mexican filter manufacturing operation. The sale proceeds were $6.7 million, net of fees and expenses. In the first quarter of 2007, UCI recorded a $1.8 million pre-tax gain on the sale. Also in both the first and second quarters of 2007, UCI incurred $0.1 million of costs associated with the closure of the Mexican facility.
NOTE E — TRADEMARK IMPAIRMENT LOSS
In the second quarter of 2007, UCI recognized a trademark impairment loss of $3.6 million. This non-cash loss was due to a customer’s decision to market a significant portion of UCI-supplied products under the customer’s own private label brand, instead of UCI’s brand. The customer’s decision to market using its own private label brand has not affected and is not expected to affect sales of these products.
NOTE F — TERMINATION OF PAY-ON-SCAN PROGRAM
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
NOTE G — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables to two factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements at its discretion, when it determines that the cost of factoring is less than the cost of servicing its receivables with existing debt. Pursuant to these agreements, UCI sold $73.8 million and $27.7 million of receivables during the three months ended June 30, 2008 and 2007, respectively, and $117.5 million and $46.0 million for the six months ended June 30, 2008 and 2007, respectively.
If receivables had not been factored, $79.9 million and $81.0 million of additional receivables would have been outstanding at June 30, 2008 and December 31, 2007, respectively. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were an agent’s fee and a discount deducted by the factoring companies. These costs were $1.0 million and $0.8 million in the three months ended June 30, 2008 and 2007, respectively and $1.5 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively. These costs are recorded in the consolidated income statements in “Miscellaneous, net.”
NOTE H — INVENTORIES
The components of inventory are as follows (in millions):

	June 30,	December 31,
	2008	2007
Raw materials	$58.2	$45.8
Work in process	38.9	33.0
Finished products	78.4	79.4
Valuation reserves	(17.2)	(15.6)

	$158.3	$142.6

NOTE I — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in millions):

	June 30,	December 31,
	2008	2007
Salaries and wages	$3.0	$3.5
Bonuses and profit sharing	4.0	8.8
Vacation pay	5.2	4.7
Product returns	30.7	28.1
Rebates, credits and discounts due customers	9.8	10.9
Insurance	9.7	9.8
Taxes payable	7.8	10.4
Interest	2.1	2.6
Other	13.6	16.4

	$85.9	$95.2

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In the second quarter of 2008, UCI identified an unusually high level of warranty returns related to one category of parts. When these parts are subjected to certain conditions, they experience a higher than normal failure rate. As a result of the higher than normal failure rate, a $5.8 million warranty loss provision was recorded in the second quarter of 2008. This loss provision is included in the line captioned “Additional reductions to sales” in the table below. UCI has modified the design of these parts to eliminate this issue.
Changes in UCI’s product returns liability are as follows (in millions):

	Six Months ended June 30,
	2008	2007
Beginning of year	$28.1	$28.6
Cost of unsalvageable parts	(25.5)	(24.4)
Additional reductions to sales	28.1	23.8

End of period	$30.7	$28.0

NOTE K — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Service cost	$1.3	$1.6	$2.6	$3.2
Interest cost	3.2	2.9	6.4	5.9
Expected return on plan assets	(3.7)	(3.4)	(7.4)	(7.0)
Amortization of prior service cost and unrecognized loss	—	—	—	0.1
Special termination benefits	—	(0.9)	0.2	(0.9)

	$0.8	$0.2	$1.8	$1.3

NOTE L — DEBT
UCI’s debt is summarized as follows (in millions):

	June 30,	December 31,
	2008	2007
Short-term borrowings	$0.9	$10.1
Capital lease obligations	1.5	1.8
Term loan	190.0	200.0
Senior subordinated notes	230.0	230.0
Unamortized debt issuance costs	(3.1)	(3.5)

	419.3	438.4

Less
Short-term borrowing	0.9	10.1
Current maturities	0.5	0.5

Long-term debt	$417.9	$427.8

In the three month periods ended March 31, 2008 and 2007, UCI used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of its term loan. As a result of these voluntary early repayments, UCI recorded $0.1 million and $0.4 million of accelerated write-offs of deferred financing costs, in the respective three month periods. These costs are included in “Interest expense, net” in the income statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
UCI’s balance sheet does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. Interest on the Holdco Notes is payable “in kind” through December 2011, therefore Holdco has no cash interest payments until after that date.
NOTE M — CONTINGENCIES
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
Environmental
UCI is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.8 million accrued at June 30, 2008 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
Class Action Litigation
As of July 28, 2008, United Components and its wholly-owned subsidiary, Champion Laboratories, Inc. (“Champion”), have been named as two of multiple defendants in 18 complaints filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. Eight of these complaints also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not United Components, was also named as a defendant in 12 virtually identical actions filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorneys’ fees.
United Components and Champion were also named as two of multiple defendants in 13 similar complaints filed in the District of Connecticut, the Northern District of California and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters. Two of these complaints also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice. Champion, but not United Components, was also named in three similar actions filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California. These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present, with the exception of three complaints which allege a class period from January 1, 2002 to the present, and one complaint which alleges a class period from the “earliest legal permissible date” to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorneys’ fees.
Four motions are pending before the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer the U.S. direct and indirect purchaser aftermarket filters cases described in the paragraph above to a single district for coordinated and consolidated pretrial proceedings pursuant to 28 U.S.C. § 1407. The JPML heard argument on those motions on July 31, 2008.
Champion, but not United Components, was also named as one of five defendants in a class action filed in Quebec, Canada. This action alleges conspiracy violations under the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the five defendants in the amount of $5.0 million in compensatory damages and $1.0 million in punitive damages. The plaintiff is seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on. The initial court return date is August 29, 2008.
Champion, but not United Components, was also named as one of 14 defendants in a class action filed in Ontario, Canada. This action alleges civil conspiracy, intentional interference with economic interests, and conspiracy violations under the Canadian Competition Act related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the 14 defendants in the amount of $150 million in general damages and $15 million in punitive damages. The plaintiff is seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on.
The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits and has issued subpoenas to certain employees of the defendants, including Champion. We are fully cooperating with the DOJ investigation.
We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.
Value-added Tax Receivable
UCI’s Mexican operation has outstanding receivables in the amount of $4.6 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which UCI believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected UCI’s claims for these refunds, and the company has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE N — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	$190.2	$221.0	$383.1	$422.1
Mexico	7.8	10.3	16.5	19.9
Canada	8.4	9.0	15.8	17.2
United Kingdom	4.3	3.5	7.6	7.0
France	2.7	1.6	5.8	4.1
Germany	1.2	1.0	2.8	2.1
Spain	1.3	1.2	2.3	2.2
Other	13.4	12.0	24.7	23.8

	$229.3	$259.6	$458.6	$498.4

Net long-lived assets by country are as follows (in millions):

	June 30,	December 31,
	2008	2007
United States	$218.2	$226.0
China	31.7	27.0
Mexico	13.6	12.2
Spain	2.5	2.6
Goodwill	241.5	241.5

	$507.5	$509.3

NOTE O — STOCK OPTIONS
In the first quarter of 2007, the Compensation Committee of the Board of Directors accelerated the vesting of approximately 10% of the outstanding stock options and also lowered the levels of profitability and cash generation required to achieve future accelerated vesting, including those for the 2007 year. This resulted in $0.2 million and $1.1 million more expense in the three and six months ended June 30, 2007, respectively, than would have been incurred had the changes not been made. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting resulted in recording more of the total expense in 2007 and less in later years. Total expense related to stock options in the three months ended June 30, 2008 and 2007 were $0.2 million and $0.6 million, respectively. Total expense related to stock options in the six months ended June 30, 2008 and 2007 were $0.5 million and $2.2 million, respectively.
NOTE P — OTHER INFORMATION
At June 30, 2008, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest	$13.8	$15.0	$17.4	$20.5
Income taxes (net of refunds)	1.6	—	(1.0)	(1.0)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Minority interest income was $0.3 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively. It was $0.3 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively. Minority interest income is recorded in “Miscellaneous, net” in the income statements.
For federal and for certain state tax purposes, UCI is included in the consolidated tax returns of Holdco. UCI’s stand-alone financial statements report UCI’s income tax liabilities and refunds receivable as income taxes payable and receivable until they are settled in cash with the taxing jurisdictions. To the extent UCI’s tax on its taxable income is offset by Holdco’s taxable losses, UCI records that portion of its tax expense as a payable to Holdco. At June 30, 2008 and December 31, 2007, this payable to Holdco was $17.5 million and $12.4 million, respectively. These amounts are included in the net “Due to Holdco” amounts in the respective balance sheets.
NOTE Q — ADOPTION OF SFAS NO. 157
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
The fair value of this interest rate swap is estimated at the present value of the difference between (i) interest payable for the duration of the swap at the swap rate and (ii) interest that would be payable for the duration of the swap at the relevant current market interest rate at quarter end. At June 30, 2008 and at December 31, 2007 the estimated fair value was a $0.2 million liability and a seven thousand dollar liability, respectively.
The amounts in the following table are in millions of dollars. The table refers to Level 1, Level 2 and Level 3. These are defined in the “Fair value hierarchy” section below.

Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant	Significant
	Fair Value	in Active Markets	Other	Unobservable
	at	for Identical Assets	Observable Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Interest rate swaps	$0.2	—	$0.2	—
Fair market value disclosures
In UCI’s Form 10-K, UCI discloses the fair market value of its senior subordinated notes as of December 31. The $226 million December 31, 2007 fair value was estimated based on the bid and ask prices on December 31, which is a “Level 1” input (defined below).

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
NOTE R — OTHER NEW ACCOUNTING PRONOUNCEMENTS
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on the occurrence of acquisitions, if any, by UCI in the future.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($3.0 million and $3.3 million at June 30, 2008 and December 31, 2007, respectively) will be classified as shareholder’s equity, a change from its current classification with long-term liabilities. Earnings attributable to minority interests ($0.3 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively) will be included in net income, although such earnings will be deducted to arrive at net income attributable to UCI.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. UCI has not evaluated the potential impact of this statement on its financial statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity- specific factors under FASB Statement 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. UCI has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.
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
NOTE S — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
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
Separate financial statements of the Guarantors are not presented because their guarantees are full and unconditional and joint and several, and UCI believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note S (continued)
Consolidating Condensed Balance Sheet
June 30, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$35,190	$—	$31,776	$(878)	$4,292
Accounts receivable, net	248,378	—	—	231,590	16,788
Inventories, net	158,325	—	—	130,115	28,210
Deferred tax assets	22,656	—	222	22,691	(257)
Other current assets	22,551	—	6,405	5,215	10,931

Total current assets	487,100	—	38,403	388,733	59,964

Property, plant and equipment, net	170,994	—	820	125,669	44,505
Investment in subsidiaries	—	(298,013)	282,732	15,281	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	79,137	—	10,257	68,671	209
Deferred financing costs, net	3,141	—	3,141	—	—
Pension and other assets	11,507	—	365	11,049	93
Assets held for sale	1,300	—	—	1,300	—

Total assets	$994,640	$(298,013)	$577,179	$610,703	$104,771

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$107,804	$—	$1,801	$86,920	$19,083
Short-term borrowings	901	—	—	—	901
Current maturities of long-term debt	471	—	410	61	—
Accrued expenses and other current liabilities	85,856	—	12,109	69,383	4,364

Total current liabilities	195,032	—	14,320	156,364	24,348

Long-term debt, less current maturities	417,903	—	417,422	481	—
Pension and other postretirement liabilities	23,054	—	—	23,054	—
Deferred tax liabilities	28,163	—	16,639	10,903	621
Due to Holdco	16,344	—	16,344	—	—
Minority interest	2,988	—	—	—	2,988
Other long-term liabilities	2,684	—	—	1,900	784
Intercompany payables (receivables)	—	—	(196,018)	162,023	33,995
Total shareholder’s equity	308,472	(298,013)	308,472	255,978	42,035

Total liabilities and shareholder’s equity	$994,640	$(298,013)	$577,179	$610,703	$104,771

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note S (continued)
Consolidating Condensed Balance Sheet
December 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$41,440	$—	$36,684	$1,234	$3,522
Accounts receivable, net	253,904	—	—	239,888	14,016
Inventories, net	142,621	—	—	119,882	22,739
Deferred tax assets	22,837	—	49	23,329	(541)
Other current assets	29,306	—	11,532	9,913	7,861

Total current assets	490,108	—	48,265	394,246	47,597

Property, plant and equipment, net	167,812	—	1,190	124,744	41,878
Investment in subsidiaries		(273,387)	262,871	10,516	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	83,594	—	11,628	71,966	—
Deferred financing costs, net	3,701	—	3,701	—	—
Deferred tax assets	—	—	(186)	—	186
Pension and other assets	11,478	—	365	9,997	1,116
Assets held for sale	1,300	—	—	1,300	—

Total assets	$999,454	$(273,387)	$569,295	$612,769	$90,777

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$102,553	$—	$1,072	$85,181	$16,300
Short-term borrowings	10,134	—	—	—	10,134
Current maturities of long-term debt	479	—	418	61	—
Accrued expenses and other current liabilities	95,169	—	19,981	71,187	4,001

Total current liabilities	208,335	—	21,471	156,429	30,435

Long-term debt, less current maturities	427,815	—	427,304	511	—
Pension and other postretirement liabilities	22,871	—	—	21,657	1,214
Deferred tax liabilities	27,338	—	15,570	10,230	1,538
Due to Holdco	11,330	—	11,330	—	—
Minority interest	3,308	—	—	—	3,308
Other long-term liabilities	2,638	—	—	1,984	654
Intercompany payables (receivables)		—	(202,199)	187,938	14,261

Total shareholder’s equity	295,819	(273,387)	295,819	234,020	39,367

Total liabilities and shareholder’s equity	$999,454	$(273,387)	$569,295	$612,769	$90,777

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note S (continued)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$229,269	$(26,970)	$—	$218,169	$38,070
Cost of sales	182,579	(26,970)	—	172,029	37,520

Gross profit	46,690	—	—	46,140	550

Operating (expense) income
Selling and warehousing	(16,026)	—	(45)	(14,415)	(1,566)
General and administrative	(12,811)	—	(4,745)	(6,632)	(1,434)
Amortization of acquired intangible assets	(1,664)	—	—	(1,664)	—
Costs of integrating water pump operations	(125)	—	—	(125)	—
Gain from sale of assets and costs of closing a facility	—	—	—	—	—

Operating income (loss)	16,064	—	(4,790)	23,304	(2,450)

Other expense
Interest expense, net	(8,414)	—	(8,398)	(8)	(8)
Intercompany interest	—	—	7,125	(6,925)	(200)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(691)	—	—	(955)	264

Income (loss) before income taxes	6,459	—	(6,563)	15,416	(2,394)
Income tax expense (benefit)	(2,432)	—	2,663	(5,854)	759

Increase (decrease) before equity in earnings of subsidiaries	4,027	—	(3,900)	9,562	(1,635)

Equity in earnings of subsidiaries	—	(5,342)	7,927	(2,585)	—

Net income (loss)	$4,027	$(5,342)	$4,027	$6,977	$(1,635)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note S (continued)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$259,569	$(16,939)	$—	$246,884	$29,624
Cost of sales	200,190	(16,939)	—	189,480	27,649

Gross profit	59,379	—	—	57,404	1,975

Operating (expense) income
Selling and warehousing	(14,903)	—	(186)	(13,270)	(1,447)
General and administrative	(11,818)	—	(4,177)	(6,180)	(1,461)
Amortization of acquired intangible assets	(1,831)	—	—	(1,831)	—
Costs of integrating water pump operations	256	—	—	256	—
Gain from sale of assets and costs of closing a facility	(101)	—	—	117	(218)
Trademark impairment loss	(3,600)	—	—	(3,600)	—

Operating income (loss)	27,382	—	(4,363)	32,896	(1,151)

Other expense
Interest expense, net	(10,177)	—	(10,040)	(6)	(131)
Intercompany interest		—	7,680	(7,446)	(234)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(754)	—	—	(821)	67

Income (loss) before income taxes	15,951	—	(7,223)	24,623	(1,449)
Income tax expense (benefit)	(5,926)	—	2,332	(9,145)	887

Increase (decrease) before equity in earnings of subsidiaries	10,025	—	(4,891)	15,478	(562)

Equity in earnings of subsidiaries		(14,240)	14,916	(676)	—

Net income (loss)	$10,025	$(14,240)	$10,025	$14,802	$(562)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note S (continued)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$458,559	$(47,162)	$—	$433,767	$71,954
Cost of sales	360,809	(47,162)	—	338,371	69,600

Gross profit	97,750	—	—	95,396	2,354

Operating (expense) income
Selling and warehousing	(31,531)	—	(440)	(28,260)	(2,831)
General and administrative	(25,339)	—	(8,687)	(13,831)	(2,821)
Amortization of acquired intangible assets	(3,257)	—	—	(3,257)	—
Costs of integrating water pump operations	(488)	—	—	(488)	—
Gain from sale of assets and costs of closing a facility	—	—	—	—	—

Operating income (loss)	37,135	—	(9,127)	49,560	(3,298)

Other expense
Interest expense, net	(17,556)	—	(17,444)	(15)	(97)
Inter-company interest	—	—	14,311	(13,886)	(425)
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(1,189)	—	—	(1,483)	294

Income (loss) before income taxes	17,390	—	(13,260)	34,176	(3,526)
Income tax expense (benefit)	(6,608)	—	5,145	(12,795)	1,042

Increase (decrease) before equity in earnings of subsidiaries	10,782	—	(8,115)	21,381	(2,484)

Equity in earnings of subsidiaries	—	(15,240)	18,897	(3,657)	—

Net income (loss)	$10,782	$(15,240)	$10,782	$17,724	$(2,484)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note S (continued)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$498,417	$(28,468)	$—	$471,566	$55,319
Cost of sales	389,481	(28,468)	—	366,081	51,868

Gross profit	108,936	—	—	105,485	3,451

Operating (expense) income
Selling and warehousing	(30,955)	—	(372)	(28,050)	(2,533)
General and administrative	(26,110)	—	(8,570)	(14,383)	(3,157)
Amortization of acquired intangible assets	(3,609)	—	—	(3,609)	—
Costs of integrating water pump operations	(474)	—	—	(474)	—
Gain from sale of assets and costs of closing a facility	1,546	—	—	—	1,546
Trademark impairment loss	(3,600)	—	—	(3,600)	—

Operating income (loss)	45,734	—	(8,942)	55,369	(693)

Other expense
Interest expense, net	(20,863)	—	(20,524)	(58)	(281)
Intercompany interest		—	16,000	(15,465)	(535)
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(1,055)	—	—	(1,231)	176

Income (loss) before income taxes	22,816	—	(14,466)	38,615	(1,333)
Income tax expense (benefit)	(8,284)	—	5,295	(14,401)	822

Increase (decrease) before equity in earnings of subsidiaries	14,532	—	(9,171)	24,214	(511)

Equity in earnings of subsidiaries		(22,664)	23,703	(1,039)	—

Net income (loss)	$14,532	$(22,664)	$14,532	$23,175	$(511)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note S (continued)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$30,046	$—	$5,321	$7,890	$16,835

Cash flows from investing activities:
Capital expenditures	(17,274)	—	(23)	(10,063)	(7,188)
Proceeds from sale of Mexican land and building	—	—	—	—	—
Proceeds from sale of other property, plant and equipment	261	—	—	91	170

Net cash provided by (used in) investing activities	(17,013)	—	(23)	(9,972)	(7,018)

Cash flows from financing activities:
Issuances of debt	1,249	—	—	—	1,249
Debt repayments	(20,718)	—	(10,206)	(30)	(10,482)

Net cash (used in) provided by financing activities	(19,469)	—	(10,206)	(30)	(9,233)

Effect of currency exchange rate changes on cash	186	—	—	—	186

Net (decrease) increase in cash and cash equivalents	(6,250)	—	(4,908)	(2,112)	770
Cash and cash equivalents at beginning of year	41,440	—	36,684	1,234	3,522

Cash and cash equivalents at end of period	$35,190	$—	$31,776	$(878)	$4,292

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note S (continued)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$16,165	$—	$8,216	$11,903	$(3,954)

Cash flows from investing activities:
Capital expenditures	(14,706)	—	(11)	(9,060)	(5,635)
Proceeds from sale of Mexican land and building	6,685	—	—	—	6,685
Proceeds from sale of other property, plant and equipment	776	—	—	693	83

Net cash provided by (used in) investing activities	(7,245)	—	(11)	(8,367)	1,133

Cash flows from financing activities:
Issuances of debt	11,790	—	1,750	—	10,040
Debt repayments	(47,985)	—	(40,120)	(180)	(7,685)

Net cash (used in) provided by financing activities	(36,195)	—	(38,370)	(180)	2,355

Effect of currency exchange rate changes on cash	(28)	—	—	—	(28)

Net (decrease) increase in cash and cash equivalents	(27,303)	—	(30,165)	3,356	(494)

Cash and cash equivalents at beginning of year	31,523	—	30,212	(1,767)	3,078

Cash and cash equivalents at end of period	$4,220	$—	$47	$1,589	$2,584

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
These forward-looking statements are based on UCI’s expectations and beliefs concerning future events affecting UCI. They are subject to uncertainties and factors relating to UCI’s operations and business environment, all of which are difficult to predict and many of which are beyond UCI’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. UCI cautions the reader that these uncertainties and factors, including those discussed in Item 1A of this period report on Form 10-Q, UCI’s 2007 annual report on Form 10-K and in other SEC filings, could cause UCI’s actual results to differ materially from those stated in the forward-looking statements.
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this periodic report on Form 10-Q or any other SEC filing to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 85% of our net sales in 2007 were made in the aftermarket, to a customer base that includes some of the largest and fastest growing companies servicing the aftermarket. Sales in the aftermarket, excluding tires, have grown at an average annual rate of approximately 3.6% from 2000 through 2007, with 2006 being the lowest year of growth at approximately 2.5%. We believe that this trend will generally continue, although growth rates, particularly in the very near term, may be lower as miles driven and discretionary maintenance decline due to the recent significant increase in gasoline prices and general economic conditions. We believe we are well positioned to participate in the growth of the aftermarket.
Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average age of those vehicles, the average number of miles driven per year, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs, due to the generally non-discretionary nature of vehicle maintenance and repair. While many vehicle maintenance and repair expenses are non-discretionary in nature, high gasoline prices can lead to a reduction in miles driven, which then results in increased time intervals for routine maintenance and vehicle parts lasting longer before needing replacement. Historic highs in crude oil prices experienced in the first half of 2008 and corresponding historic highs in gasoline prices at the pump have impacted consumers’ driving habits. Federal Highway Administration statistics indicate that miles driven in the United States for the period January 2008 through May 2008 were 2.4% (equaling 72 billion miles) lower than for the corresponding five month period in 2007. The high gasoline prices and general economic conditions, in addition to reducing miles driven, have also resulted in consumers extending the mileage interval for routine maintenance, reducing demand for our products. We believe that these conditions have adversely affected our sales for the first six months of 2008. It is uncertain what the future trend of gasoline prices will be. As long as the prices remain at high levels, our sales may continue to be adversely affected.
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
However, it is also important to note that in 2007, 2006 and 2005, approximately 28%, 24% and 24%, respectively, of our total net sales were derived from our business with AutoZone. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, any changes in the economic terms of this relationship could have a significant impact on our financial results.
Prior to the second quarter of 2007, UCI sold a small number of products under an AutoZone program called Pay-on-Scan. Under this program, we retained title to the product at AutoZone locations, and we recorded sales for the product when an AutoZone customer purchased it. In the second quarter of 2007, AutoZone and UCI terminated the Pay-on-Scan program for these products. Accordingly, sales of these products are now recorded when received by AutoZone. We do not expect this change to have a material effect on our on-going financial results. As part of the termination of the Pay-on-Scan program, AutoZone purchased all of the products at its locations that were previously under the Pay-on-Scan program. In the second quarter of 2007, we recorded $12.1 million of sales for these products.
Cost of sales. Cost of sales includes all manufacturing costs required to bring a product to a ready-for-sale condition. Such costs include direct and indirect materials (net of vendor consideration), direct and indirect labor costs (including pension, postretirement and other fringe benefits), supplies, utilities, freight, depreciation, insurance, information technology costs and other costs. Cost of sales also includes all costs to procure, package and ship products that we purchase and resell. The largest components of our cost of sales are raw materials and purchased components and finished goods, all of which are being affected by increases in commodities prices.
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. Since 2007, other commodities, including aluminum, iron, plastic and other petrochemical products, packaging materials and media, have increased significantly and continue to increase. Energy costs have also increased significantly during this time period. These rising costs affect the prices we pay for raw materials and for purchased component parts and finished products. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand for these commodities is likely to result in continuing price increases and may make procurement more difficult in the future. Due to our inventory cost being determined on the FIFO method, a time lag of approximately one quarter exists from the time we experience cost increases and these cost increases flow through cost of sales.
In addition to the adverse impact of increasing commodities and energy costs, we are also being adversely affected by changes in foreign currency exchange rates, primarily relating to the Chinese yuan. In 2008, we expect to source approximately $60 million of components from China. Since June 30, 2007, the dollar has weakened against the yuan by approximately 10%, and approximately 6% of this increase has occurred since December 31, 2007. A weakening dollar means that we must pay more dollars to obtain components from China, which equates to higher costs.
In the three and six months ended June 30, 2008, we estimate the adverse pre-tax effect of higher commodities and energy costs and changes in currency exchange rates to be $2.7 million and $4.8 million, respectively, when compared to the comparable periods of 2007. We continued to experience significant commodity cost increases throughout the second quarter of 2008, which, along with the effects of currency exchange rates at June 30, 2008, will likely adversely impact the cost of goods sold structure for the foreseeable future in amounts greater than we experienced in the first six months of 2008.
Generally, we attempt to mitigate the effects of these cost increases and currency changes via a combination of design changes, material substitution, global resourcing efforts and increases in the selling prices for our products. With respect to pricing, it should be noted that, while the terms of supplier and customer contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recoup or offset them through increased pricing. This time lag typically spans a quarter or more, depending on the specific situation. Moreover, there are no assurances that we will be successful in entirely mitigating the effects of these higher costs and, to the extent we are unsuccessful, our profit margins will be adversely affected. Because of uncertainties regarding future commodities and energy prices, and the success of our mitigation efforts, it is difficult to estimate the impact of increased commodities and energy costs on the second half of 2008. However, we expect the adverse effect to be at least as significant as, or greater than, in the first six months of 2008, when compared to 2007. This forecast is based on assumptions regarding the future cost of commodities and our ability to mitigate these costs. Actual events could vary significantly from our assumptions. Consequently, the actual effect could be significantly different than our forecast.

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
Inventory. We record inventory at the lower of cost or market. Cost is principally determined using standard cost, which approximates the first-in, first-out (FIFO) method. Material and operating variances from standard cost are deferred in inventory and amortized to cost of goods sold as the inventory turns. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
Revenue recognition. We record sales when title transfers to the customer, the sale price is fixed and determinable, and the collection of the related accounts receivable is reasonably assured. In the case of sales to the aftermarket, We recognize revenue when these conditions are met for our direct customers, which are the aftermarket retailers and distributors.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in UCI’s June 30, 2008 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.8 million accrued at June 30, 2008 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Results of Operations
The following table is UCI’s unaudited condensed consolidated income statements for the three months and six months ended June 30, 2008 and 2007. The amounts are presented in thousands of dollars.

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Net sales	$229,269	$259,569	$458,559	$498,417
Cost of sales	182,579	200,190	360,809	389,481

Gross profit	46,690	59,379	97,750	108,936

Operating (expense) income
Selling and warehousing	(16,026)	(14,903)	(31,531)	(30,955)
General and administrative	(12,811)	(11,818)	(25,339)	(26,110)
Amortization of acquired intangible assets	(1,664)	(1,831)	(3,257)	(3,609)
Costs of integration of water pump operations	(125)	256	(488)	(474)
Gain from sale of assets and costs of closing a facility	—	(101)	—	1,546
Trademark impairment loss	—	(3,600)	—	(3,600)

Operating income	16,064	27,382	37,135	45,734

Other expense
Interest expense, net	(8,414)	(10,177)	(17,556)	(20,863)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(691)	(754)	(1,189)	(1,055)

Income before income taxes	6,459	15,951	17,390	22,816
Income tax expense	(2,432)	(5,926)	(6,608)	(8,284)

Net income	$4,027	$10,025	$10,782	$14,532

Three Months Ended June 30, 2008 compared with the Three Months Ended June 30, 2007
Net sales. Net sales of $229.3 million in the second quarter of 2008 decreased $30.3 million, or 11.7%, compared to net sales in the second quarter of 2007. The 2007 sales included $12.1 million of sales to AutoZone in connection with the termination of the Pay-on-Scan program for certain UCI products (described in the “Overview” section of this Management’s Discussion and Analysis). Sales in 2008 were reduced by a $5.8 million loss provision resulting from an unusually high level of warranty returns related to a category of parts. When these parts are subjected to certain conditions, they experience a higher than normal failure rate. UCI has modified the design of these parts to eliminate this issue.
Excluding the $12.1 million of 2007 sales associated with the termination of the Pay-on-Scan program and the 2008 $5.8 million warranty loss provision, sales were $12.4 million lower in the second quarter of 2008 compared to the second quarter of 2007. This 5.0% decrease included lower sales to the retail, traditional, OEM and OES channels, with an increase in the heavy duty channel. We believe that the sales decline was due primarily to general economic conditions in the United States, including the impact of record gasoline prices on miles driven and consumers’ spending habits.
Gross profit. Gross profit, as reported, was $46.7 million for the second quarter of 2008 and $59.4 million for the second quarter of 2007. Both years included special items. The 2008 quarter included $1.0 million of costs related to establishing two new factories in China and $0.8 million of cost incurred to obtain new business. The 2008 quarter was also adversely affected by the $5.8 million warranty provision. The 2007 quarter included $1.7 million of water pump integration costs.
The $1.7 million of water pump integration costs in the second quarter of 2007 relate to the integration of the ASC water pump operation and UCI’s pre-ASC acquisition water pump operation. The $1.7 million included costs and operating inefficiencies caused by the wind-down of our previously existing facility. (See Note B to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)

Excluding the special items, adjusted gross profit decreased to $54.3 million in the second quarter of 2008 from $61.1 million in the second quarter of 2007, and the related gross margin percentage decreased to 23.1% in the second quarter of 2008 from 23.5% in the second quarter of 2007. The gross margin percentage is based on sales before deducting the special 2008 $5.8 million warranty loss provision discussed above.
Lower sales volume in the second quarter of 2008 was the primary factor in our gross profit decline. The 2008 results were also adversely affected by the impact of the weakened US dollar and significantly higher energy and commodity costs, which were previously discussed in this Management’s Discussion and Analysis. Inflation-driven wage increases also contributed to the lower gross profits in the 2008 quarter compared to 2007. Partially offsetting all of these adverse effects were the benefits of our ongoing manufacturing cost reduction initiatives.
Selling and warehousing expenses. Selling and warehousing expenses were $16.0 million in the second quarter of 2008, $1.1 million higher than the second quarter of 2007. The increase included the effects of inflation on employee-related and other costs, the cost of additional sales and marketing personnel in targeted areas, higher advertising and promotional spending, and the cost of relocating and expanding our distribution capabilities in Mexico. Selling and warehousing expenses were 7.0% of sales in the 2008 quarter and 5.7% in the 2007 quarter.
General and administrative expenses. General and administrative expenses were $12.8 million in the second quarter of 2008, $1.0 million higher than the second quarter of 2007. The second quarter of 2008 included $1.5 million of costs incurred in connection with our class action litigation (discussed in Note M to the financial statements included in this Form 10-Q). The second quarter also included costs associated with establishing two new factories in China and inflation-driven cost increases. These cost increases were partially offset by lower employee bonus expense and $0.4 million lower stock option related costs.
Costs of integration of water pump operations. See Note B to the financial statements included in this Form 10-Q.
Gain from sale of assets and costs of closing a facility. See Note D to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $1.8 million lower in the second quarter of 2008 compared to the second quarter of 2007. This reduction was due to lower debt levels and lower interest rates in 2008.
Income tax expense. Income tax expense in the second quarter of 2008 was $3.5 million lower than in the second quarter of 2007, due to lower pre-tax income in the 2008 quarter.
Net income. Due to the factors described above, we reported a net income of $4.0 million for the second quarter of 2008 and $10.0 million for the second quarter of 2007.
Six Months Ended June 30, 2008 compared with the Six Months Ended June 30, 2007
Net sales. Net sales of $458.6 million in the first half of 2008 decreased $39.9 million, or 8.0%, compared to net sales in the first half of 2007. The 2007 sales included $12.1 million of sales to AutoZone in connections with the termination of the Pay-on-Scan program for certain UCI products. Sales in 2008 were reduced by a $5.8 million loss provision resulting from the aforementioned unusually high level of warranty returns related to a category of parts. In connection with obtaining new business, sales were reduced by $1.9 million in the first half of 2008 and $6.7 million in the first half of 2007. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers.
Excluding the $12.1 million of 2007 sales associated with the termination of the Pay-on-Scan program, the 2008 $5.8 million warranty loss provision, and the effects of obtaining new business from both six month periods, sales were 5.4% lower in the first half of 2008 compared to the first half of 2007. This 5.4% decrease includes lower sales to all of our market channels, except the retail channel. We believe that the sales decline was due primarily to general economic conditions in the United States, including the impact of record gasoline prices on miles driven and consumers’ spending habits.
Gross profit. Gross profit, as reported, was $97.8 million for the first half of 2008 and $108.9 million for the first half of 2007. Both periods included special items. The first half of 2008 included $2.1 million of costs related to establishing two new factories in China and the $5.8 million provision for warranty returns. The first half of 2007 included $3.5 million of water pump integration costs. Both six month periods included the effects of obtaining new business, a $1.9 million cost in the first half of 2008 and a $4.4 million cost in the first half of 2007.

The $3.5 million of water pump integration costs in the first half of 2007 relate to the integration of the ASC water pump operation and our pre-ASC acquisition water pump operation. The $3.5 million included costs and operating inefficiencies caused by the wind-down of our previously existing facility and $0.8 million of costs incurred to minimize the write-off of component parts that would not be usable when all production was transitioned to the ASC product design. (See Note B to the financial statements included in this Form 10-Q for more information regarding our water pump integration.)
Excluding the special items, adjusted gross profit decreased to $107.6 million in the first half of 2008 from $116.8 million in the first half of 2007, and the related gross margin precentage was 23.1% in the first half of both 2008 and 2007. The gross margin percentage is based on sales before the effects of obtaining new business and deducting the 2008 $5.8 million warranty loss provision, which are discussed in the net sales comparison above.
Lower sales volume in the first half of 2008 was the primary factor in our gross profit decline. The 2008 results were also adversely affected by the impact of the weakened US dollar and significantly higher energy and commodity costs, which were previously discussed in this Management’s Discussion and Analysis. Inflation-driven wage increases also contributed to the lower profits in the 2008 period compared to 2007. Partially offsetting these adverse effects were the benefits of our ongoing manufacturing cost reduction initiatives.
Selling and warehousing expenses. Selling and warehousing expenses were $31.5 million in the first half of 2008, $0.6 million higher than the first half of 2007. The increase included the effects of inflation on employee-related and other costs and the addition of sales and marketing personnel in targeted areas. The effect of lower sales volume partially offset these increases. Selling and warehousing expenses were 6.9% of sales in the first half of 2008 and 6.2% in the first half of 2007.
General and administrative expenses. General and administrative expenses were $25.3 million in the first half of 2008, $0.8 million lower than the first half of 2007. The first half of 2008 included $1.5 million of costs incurred in connection with our class action litigation (discussed in Note M to the financial statements included in this Form 10-Q). The 2008 period also included costs associated with establishing two new factories in China and inflation driven cost increases. These cost increases were offset by lower employee bonus expense and $1.7 million lower stock option related costs.
Costs of integration of water pump operations. See Note B to the financial statements included in this Form 10-Q.
Gain from sale of assets and costs of closing a facility. See Note D to the financial statements included in this Form 10-Q.
Trademark impairment loss. See Note E to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $3.3 million lower in the first half of 2008 compared to the first half of 2007. This reduction was due to lower debt levels and lower interest rates in 2008. Also, accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt was $0.3 million higher in the 2007 period.
Income tax expense. Income tax expense in the first half of 2008 was $1.7 million lower than in the first half of 2007, due to lower pre-tax income in the 2008 period.
Net income. Due to the factors described above, we reported a net income of $10.8 million for the first half of 2008 and $14.5 million for the first half of 2007.
Liquidity and Capital Resources
At June 30, 2008 and December 31, 2007, UCI had $35.2 million and $41.4 million of cash, respectively. Outstanding debt was as follows (in millions):

	June 30,	December 31,
	2008	2007
Notes payable	$0.9	$10.1
Capitalized leases	1.5	1.8
Term loan	190.0	200.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	422.4	441.9
Unamortized debt discount	(3.1)	(3.5)

	$419.3	$438.4

In the first quarters of 2008 and 2007, we used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of the term loan. Because of these prepayments and other prepayments made in the second half of 2007 and in 2006, we do not have any required repayments of the senior credit facility term loans until December 2011. UCI’s $230.0 million senior subordinated notes are due in 2013.
Notes payable are routine short-term borrowings by our foreign operations.
In addition to the debt discussed above, our parent, UCI Holdco, has $280.5 million in Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding at June 30, 2008. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The interest on the Holdco Notes is payable “in kind” until December 2011, so no cash interest is payable until after that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow or liquidity of UCI until after that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the senior subordinated notes indenture, so we expect that the Holdco Notes will have no effect on the current operations of UCI.
Below is a schedule of required future debt repayments. The 2008 amount is primarily routine repayments of short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

Last six months of 2008	$1.2
2009	0.4
2010	0.2
2011	45.2
2012	145.2
Thereafter	230.2

$422.4

Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At the June 30, 2008 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $33.0 million. An increase of 0.25% on our variable interest rate debt would increase the annual interest cost by $0.6 million. Our significant debt service obligation could, under certain circumstances, have a material adverse effect on results of operations and cash flow.
Our primary source of liquidity is cash flow from operations and borrowings under our existing $75 million revolving credit facility, which is available until June 2009. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes. At June 30, 2008, $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit, leaving $65.6 million of unused borrowing capacity at that date.
Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Based on the current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to service debt, meet liquidity needs and fund planned capital expenditures for the next twelve months. Our existing revolving credit facility expires in June 2009, and there is no assurance that we will be able to extend that facility or put in place a new facility that will make up any shortfall in our cash flow from operations after that date. For that reason, we can give no assurance that we will have a sufficient amount of cash to enable us to service our indebtedness or to fund other liquidity needs after that date. In addition, as presently structured, UCI would be the sole source of cash for the payment of cash interest on the Holdco Notes beginning in 2012, and we can give no assurance that the cash for these interest payments will be available. In the future, we may need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements, subject to certain limitations. We intend to factor our receivables when it is economically beneficial to do so. We have established a factoring relationship with two factoring companies, which has resulted in the sales of approximately $117 million of receivables in the first half of 2008 and $127 million in the 2007 full year period. If receivables had not been factored, there would have been $79.9 million and $81.0 million more receivables outstanding at June 30, 2008 and December 31, 2007, respectively. As the opportunities arise, we will evaluate other factoring arrangements, which if implemented, would increase the amount of receivables sold in the future.
Net cash provided by operating activities. Net cash provided by operating activities for the six months ended June 30, 2008 was $30.0 million. Profits, before deducting depreciation and amortization, generated $30.1 million. An increase in inventory resulted in the use of cash of $15.7 million. The increase in inventory was due to lower than expected sales in June, increased production at UCI’s Chinese and other foreign operations and higher raw material costs. A decrease in accounts receivable and an increase in accounts payable resulted in a generation of cash of $5.5 million and $6.8 million, respectively. The lower accounts receivable is the result of the lower sales volume, while the increase in accounts payable is the result of our higher inventory levels. An increase in amounts due to Holdco had a $5.0 million positive effect on cash. Changes in all other assets and liabilities netted to a $1.7 million use of cash. This amount includes the scheduled paydowns of accrued liabilities, including annual employee bonus and profit sharing payments, offset by income tax refunds resulting from the carryback of 2006 operating losses to 2004.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, offset by proceeds from the disposition of property, plant and equipment. In 2008, capital expenditures are expected to be in the $33 million to $38 million range, including routine expenditures for equipment replacement and efficiency improvements and approximately $10 million in connection with our two new factories in China. Capital expenditures for the six months ended June 30, 2008 and 2007 were $17.3 million and $14.7 million, respectively.
In the first quarter of 2007, we received $6.7 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006.
Net cash used in financing activities. Net cash used in financing activities for the six months ended June 30, 2008 and 2007 was $19.5 million and $36.2 million, respectively. In the six months ended June 30, 2008 and 2007, UCI used cash on hand to voluntarily repay $10.0 million and $40.0 million, respectively, of its term loan. Additionally, during the six months ended June 30, 2008, UCI’s Spanish and Chinese subsidiaries repaid short-term notes payable to foreign credit institutions in the amount of $10.1 million.
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
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on the occurrence of acquisitions, if any, by UCI in the future.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests ($3.0 million and $3.3 million at June 30, 2008 and December 31, 2007, respectively) will be classified as shareowners’ equity, a change from its current classification with long-term liabilities. Earnings attributable to minority interests ($0.3 million and $0.1 million for the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively) will be included in net income, although such earnings will be deducted to arrive at net income attributable to UCI.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changes disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years beginning after November 15, 2008. UCI has not evaluated the potential impact of this statement on its financial statements.
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. UCI has periodically purchased recognized intangible assets and is in the process of evaluating the impact that the adoption of FSP FAS 142-3 will have on its financial statements.
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
Except for the Chinese subsidiaries, the balance sheets of foreign subsidiaries are translated into U.S. dollars at the closing exchange rates as of the relevant balance sheet date. Any adjustments resulting from the translation are recorded in accumulated other comprehensive income (loss) on our statement of shareholder’s equity. For our Chinese subsidiaries, non-monetary assets and liabilities are translated into U.S. dollars at historical exchange rates and monetary assets and liabilities are translated into U.S. dollars at the closing exchange rate as of the relevant balance sheet date. Adjustments resulting from the translation of the balance sheets of our Chinese subsidiaries are recorded in our income statement.
Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. In 2008, we expect to source approximately $60 million of components from China. The currency exchange rate from Chinese yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, the Chinese government has recently reduced its influence over the currency exchange rate, and let market conditions control to a greater extent. As a result, the currency exchange rate has risen recently, and may continue to rise in the future. Less influence by the Chinese government will most likely result in the Chinese yuan continuing to strengthen against the U.S. dollar. While a change in the value of the Chinese yuan versus the U.S. dollar could have a significant effect on the cost of our sales in the future, any change in value would not have an effect in the short term, because of our level of inventory on hand and firm dollar-denominated purchase commitments. After such inventory is depleted and purchase commitments fulfilled, however, we could be forced to pay more in U.S. dollars for components obtained from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful..
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of June 30, 2008, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
Interest Rate Risk
In connection with our senior credit facilities, we entered into interest rate swap agreements in August 2005. These agreements effectively converted $80 million of variable rate debt to fixed rate debt for the two years ended August 2007, and convert $40 million for the 12-month period ending August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, we paid 4.4% and received the then current LIBOR on $80 million through August 2007, and we pay 4.4% and receive the then current LIBOR on $40 million for the 12-month period ending August 2008.
UCI did not replace the interest rate swap that expired in August 2008, and at this time does not intend to replace it.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
As of July 28, 2008, United Components and its wholly-owned subsidiary, Champion Laboratories, Inc. (“Champion”), have been named as two of multiple defendants in 18 complaints filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. T.D.S. Co. v. Champion Labs. et al. (D. Conn., filed April 8, 2008); Barjan, LLC v. Champion Labs et al. (D. Conn., filed April 10, 2008); Bruene v. Champion Labs. et al. (D. Conn., filed April 8, 2008); S&E Quick Lube Distrib., Inc. v. Champion Labs. et al. (D. Conn., filed March 31, 2008); Flash Sales, Inc. v. Champion Labs. et al. (D. Conn., filed April 4, 2008); The Parts Plus Group, Inc. v. Champion Labs. et al. (D. Conn., filed April 28, 2008); Ward’s Auto Painting & Body Works, Inc. v. Champion Labs. et al. (D. Conn., filed April 29, 2008); G.W.C. Distributors, Inc. v. Champion Laboratories, Inc. et al (D. Conn., filed May 19, 2008); A&L Systems, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 28, 2008); Aaron Dunham v. Champion Laboratories, Inc. et al. (D. Conn., filed June 17, 2008); Auto Pro, LLC v. Champion Laboratories, Inc. et al. (D. Conn., filed June 17, 2008); JDL Corp. v. Champion Laboratories, Inc. et al. (D. Conn., filed July 1, 2008); Central Warehouse Sales Corp. v. Champion Labs. et al. (D.N.J., filed April 29, 2008); All American Plazas of New Jersey, Inc. v. Honeywell International Inc. et al. (D.N.J., filed May 7, 2008); Werner Aero Services v. Champion Labs. et al. (M.D. Tenn., filed May 9, 2008); Pawnee/S.A.E. Warehouse, Inc. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 14, 2008); S.A.E. Warehouse, Inc. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 14, 2008); Monroe Motor Products Corp. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 22, 2008). Flash Sales, S&E Quick Lube, Bruene, Central Warehouse, Pawnee/S.A.E., S.A.E., All American and Monroe Motor also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not United Components, was also named as a defendant in 12 virtually identical actions filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. Lovett Auto & Tractor Parts, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 10, 2008); Neptune Warehouse Distributors, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 23, 2008); Hovis Auto Supply, Inc. v. Robert Bosch LLC et al. (N.D. Ill., filed May 19, 2008); Manasek Auto Parts, Inc. v. Champion Labs. et al. (S.D. Ill., filed April 23, 2008); Big T Inc. v. Champion Labs. et al. (S.D. Ill., filed May 6, 2008); Gemini of Westmont, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 12, 2008); Cal’s Auto Service, Inc. v. Champion Laboratories, Inc. et al (S.D. Ill., filed May 14, 2008); WWD Parts, Inc. d/b/a Parts for Imports v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 15, 2008); Muralt’s, Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 27, 2008); G&H Import Auto Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 29, 2008); Mike’s Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed June 2, 2008); . Worldwide Equipment, Inc. v. Honeywell Int’l et al. (D.N.J., filed May 9, 2008). All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorneys’ fees.
United Components and Champion were also named as two of multiple defendants in 13 similar complaints filed in the District of Connecticut, the Northern District of California and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters. Packard Automotive, Inc. v. Honeywell International, Inc. et al., (D. Conn., filed April 21, 2008); Doll et al. v. Champion Labs. et al. (D. Conn., filed May 9, 2008); Austin v. Honeywell Int’l et al. (D. Conn., filed May 8, 2008); Gasoline and Automotive Service Dealers of America, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 12, 2008); David Stoll v. Honeywell International, Inc. et al. (D. Conn., filed May 19, 2008), Jerry Vandiver v. Champion Laboratories, Inc. et al. (D. Conn., filed June 3, 2008); Bettendorf Transfer & Excavating, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed June 16, 2008); Ponce v. Honeywell International, Inc. et al. (N.D. Ca., filed May 28, 2008); G.S.G Excavating v. Honeywell International, Inc. et al. (N.D. Ca., filed June 20, 2008); Gertha Wilkerson V. Honeywell International, Inc. et al. (N.D. Ca., filed July 3, 2008); Bobbi Cooper v. Honeywell International, Inc. et al. (N.D. Ca., filed July 3, 2008); Bay Area Truck Services v. Champion Laboratories, Inc. et al. (N.D. Ca., filed June 26, 2008); Robert A. Nilsen v. Champion Laboratories, Inc. et al (S.D.N.Y., filed July 23, 2008). Austin and G.S.G. Excavating also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice. Champion, but not United Components, was also named in 3 similar actions filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California. Bathea et al. v. Champion Labs. (E.D. Tenn., filed April 25, 2008); Mark Moynahan v. Champion Laboratories, Inc. et al. (N.D. Ill., filed June 2, 2008); Sepher Torabi d/b/a Protec Auto v. Champion Laboratories, Inc. et al (S.D. Ca., filed July 25, 2008). These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present, with the exception of Austin, David Stoll and Bay Area, which each allege a class period from January 1, 2002 to the present, and Bettendorf, which alleges a class period from the “earliest legal permissible date” to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorneys’ fees.
Four motions are pending before the Judicial Panel on Multidistrict Litigation (“JPML”) to transfer the U.S. direct and indirect purchaser aftermarket filters cases described in the paragraph above to a single district for coordinated and consolidated pretrial proceedings pursuant to 28 U.S.C. § 1407. The JPML heard argument on those motions on July 31, 2008.
Champion, but not United Components, was also named as one of five defendants in a class action filed in Quebec, Canada. Jean-Paul Perrault v. Champion Labs. et al. (filed April 25, 2008). This action alleges conspiracy violations under the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the five defendants in the amount of $5.0 million in compensatory damages and $1.0 million in punitive damages. The plaintiff is seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on. The initial court return date is August 29, 2008.
Champion, but not United Components, was also named as one of 14 defendants in a class action filed on May 21, 2008, in Ontario, Canada (Urlin Rent A Car Ltd. v. Champion Laboratories, Inc. et al). This action alleges civil conspiracy, intentional interference with economic interests, and conspiracy violations under the Canadian Competition Act related to the sale of aftermarket filters. The plaintiff seeks joint and several liability against the 14 defendants in the amount of $150 million in general damages and $15 million in punitive damages. The plaintiff is also seeking authorization to have the matter proceed as a class proceeding, which motion has not yet been ruled on.
The Antitrust Division of the Department of Justice (DOJ) is also investigating the allegations raised in these suits and has issued subpoenas to certain employees of the defendants, including Champion. We are fully cooperating with the DOJ investigation.
We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.
From time to time, we may be involved in other disputes or litigation relating to claims arising out of our operations. However, we are not currently a party to any other material legal proceedings.
Item 1.A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors previously disclosed in UCI’s annual report on Form 10-K for the year ended December 31, 2007.
Increases in our raw materials and component costs or the loss of a number of our suppliers could adversely affect our financial health.
We depend on third parties for the raw materials and components used in our manufacturing processes. We generally purchase our materials on the open market. However, in certain situations we have found it advantageous to enter into long-term contracts for certain commodities purchases. One of our primary raw materials is steel, for which global demand has been high and for which we have been required to pay significantly higher prices since early in 2004. In addition, we are subject to increasing costs of other raw materials, including aluminum, iron, plastic and other petrochemical products, packaging materials, media and other raw materials. The prices of these commodities have fluctuated significantly in recent years and such volatility in the prices of these commodities could increase the costs of manufacturing our products and providing our services. We may not be able to pass on these costs to our customers and this could have a material adverse effect on our financial condition, results of operations or cash flows. While we currently maintain alternative sources for steel and other raw materials, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our raw materials. Any such price fluctuations or delays, if material, could harm our profitability or operations. In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity. We are also significantly affected by the cost of natural gas used for fuel and the cost of electricity. Natural gas and electricity prices have historically been volatile.

We monitor sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available. However, we do not typically enter into hedge transactions to reduce our exposure to price risks and cannot assure you that we will be successful in passing on these attendant costs if these risks were to materialize. In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, or if we are unable to maintain or enter into purchasing contracts for commodities, our operations could be disrupted or our profitability could be adversely impacted.
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

UNITED COMPONENTS, INC.
Date: August XX, 2008	By:	/s/ DANIEL J. JOHNSTON
Name: Daniel J. Johnston
	Title:	Chief Financial Officer