Form 10-Q/A
period 2008-06-30
UNITED COMPONENTS INC
filed 2008-08-14
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No.1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of August 11, 2008.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of United Components, Inc. (the “Company”) for the quarterly period ended June 30, 2008, as filed by the Company on August 13, 2008 (the “Original Filing”). The Amendment amends the cover page of the Original Filing to include the date of the calculation of the common stock outstanding and each of the signature page to the Original Filing and exhibits 31.1, 31.2 and 32 to include the date of the filing. Except for the revisions described above, this Amendment does not amend, modify or update the Original Filing.
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

UNITED COMPONENTS, INC.
Date: August 14, 2008	By:	/s/ DANIEL J. JOHNSTON
Name: Daniel J. Johnston
	Title:	Chief Financial Officer