Form 10-K
period 2008-12-31
UNITED COMPONENTS INC
filed 2009-03-31
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The Registrant had 1,000 shares outstanding of its $0.01 par value common stock as of March 30, 2009, none of which were held by non-affiliates.
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
     Prior to June 20, 2003, our operations comprised the vehicle parts businesses of UIS. Beginning with the purchase of Airtex Products in 1958, UIS continued acquisitions in the automotive industry over the following four decades, resulting in the acquisitions of Wells Manufacturing, Champion Laboratories, Neapco, Flexible Lamps and Pioneer. Over the years, UIS achieved growth in these businesses through increased parts offerings and domestic and international expansion. In 2006 we acquired ASC Industries, Inc. (“ASC”) and sold Neapco,Inc., Pioneer, Inc. and Flexible Lamps Ltd.
     We are a leading supplier to the vehicle replacement parts market, or the aftermarket, with top three market positions in each of our product lines. We supply a broad range of filtration, fuel, cooling and engine management products to the automotive, trucking, industrial, construction, agricultural, marine and mining vehicle markets. Over 87% of our 2008 net sales were made to a diverse aftermarket customer base that includes some of the largest and fastest growing companies servicing the aftermarket.
     We have one of the most comprehensive product lines in the aftermarket, offering approximately 43,000 part numbers. We believe the breadth of our offerings in each of our product lines, combined with our extensive global manufacturing, sourcing and distribution capabilities, product innovations, diverse customer base and reputation for quality and service, make us a leader in our industry.
     We design, develop, manufacture and distribute an extensive range of vehicle replacement parts across our four product lines:
•	Filtration Products: oil, air, fuel, hydraulic, transmission, cabin air and industrial filters and PCV valves.

•	Fuel Products: fuel pump assemblies, electric fuel pumps, mechanical fuel pumps and fuel pump strainers.

•	Cooling Products: water pumps, fan clutches and other products.

•	Engine Management Products: caps and rotors, emission controls, sensors, ignition controls, coils and switches.
     We believe that the majority of our sales tend to track the overall growth of the aftermarket. Sales in the automotive aftermarket (excluding tires) have grown at an average annual rate of approximately 3.9% from 1998 through 2007, with the lowest year of growth in 1998 of approximately 2.1%. However, 2008 has been estimated to have grown by only 1.5%.
     A key metric in measuring aftermarket performance is miles driven. The more frequently a vehicle is used (driven) the greater the need for regular maintenance and repair. In 2008, The US Department of Transportation reported the first annual decrease in miles driven since 1980 (-3.6%). Despite this decrease in 2008, we believe that the aftermarket will continue to grow as a result of increases in the average age of vehicles, average number of miles driven per year by passenger cars, number of vehicles registered in the United States and number of licensed drivers. Because we primarily supply the aftermarket, our sales do not correlate strongly with annual vehicle production.
     We have significant expertise in global manufacturing and sourcing, particularly in China, due to our acquisition of ASC. We believe that the consolidation of our historical water pump facilities into ASC’s existing facilities, combined with our low-cost China manufacturing and sourcing capability positions us to realize meaningful cost savings over the next few years.
     Through our emphasis on high order fill rates, customer service, product quality and competitive pricing, we have developed long-standing relationships with our customers, including leading aftermarket companies such as Advance Stores Company, Inc. (Advance Auto Parts), AutoZone, Inc. (AutoZone), Aftermarket Auto Parts Alliance (Alliance), AIM/CMB Marketing, Automotive Distribution Network (Network), Auto Parts Associates, Inc.(APA), Auto Parts Professionals, CARQUEST Corporation (CARQUEST), Independent Warehouse Distributors (IWD), National Pronto Association (Pronto), TruStar, MDSA, Inc. (Mighty), O’Reilly Automotive, Inc. (O’Reilly), UAP, Inc., a wholly owned subsidiary of Genuine Parts Company (NAPA), and Valvoline Company, a division of Ashland Inc. (Valvoline), as well as a diverse group of original equipment manufacturers, or OEMs, such as DaimlerChrysler Corporation (DaimlerChrysler), Ford Motor Company, Inc. (Ford), General Motors Corporation (GM), Harley-Davidson, Inc. (Harley-Davidson), Mercury Marine Division of Brunswick Corporation (Mercury Marine) and Volkswagen of America, Inc. (Volkswagen).

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
     The purchase price paid was $808 million, plus transaction fees. The Acquisition was financed through a combination of debt and $260 million in cash contributed to us as equity by our parent, UCI Acquisition Holdings, Inc. through contributions from Carlyle Partners III, L.P. and CP III Coinvestment, L.P. We are an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“UCI Holdco”). We and UCI Holdco are corporations formed at the direction of The Carlyle Group, which we refer to as Carlyle. UCI Holdco has $295.1 million of Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement.
Our Industry
     According to the 2009 Automotive Aftermarket Factbook (the “AAIA Report”), the U.S. automotive aftermarket (excluding tires) is large and fragmented, with an estimated $188 billion of aggregate sales in 2007. The vehicle replacement parts industry contains numerous suppliers and is characterized by one or two key competitors in each product line. We believe that customers within the aftermarket industry are increasingly focused on consolidating their supplier base, and therefore place a premium on suppliers with customized service and consistent and timely availability and delivery of products. Our industry is also characterized by relatively high barriers to entry, which include the need for significant start-up capital expenditures, initial part number breadth within a product line, proven product quality, distribution infrastructure and long-standing customer relationships.
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
     Within the five main sales channels, the U.S. automotive aftermarket is primarily organized around two groups of end-users: the DIY, or do-it-yourself, group and the DIFM, or do-it-for-me, group. The DIY group, which is supplied primarily through the retail channel (e.g., Advance Auto Parts, AutoZone, O’Reilly and Wal-Mart), represented approximately 21% of industry-wide aftermarket sales in 2008, and consists of consumers who prefer to do various repairs on their vehicles themselves. The DIFM group is supplied primarily through the traditional channel (e.g., CARQUEST, NAPA, Alliance and Network) and the OES channel, which represented approximately 79% of industry-wide aftermarket sales in 2008, and consists of car dealers, repair shops, service stations and independent installers who perform the work for the consumer.
According to the AAIA Report, the automotive aftermarket (excluding tires) has grown at an annual average rate of 3.9% from 1998-2007. This growth in aftermarket sales has been primarily driven by:
     Increase in miles driven. The demand for the majority of aftermarket products is tied to the regular replacement cycle or the natural wearing cycle of a vehicle part and, in turn, is heavily influenced by actual miles a vehicle is driven. Over the past decade, miles driven has had an average annual growth rate of 0.9%. Since 1970, miles driven has decreased only four times, 1974 (-1.4%); 1979 (-1.2%); 1980 (-.05%); and 2008 (-3.6%). Although miles driven decreased in 2008, that figure is 9.5% higher than miles driven ten years ago. We expect that miles driven per vehicle will recover over time and begin to increase and, as a result, the need for automotive component replacement parts will also increase.

     Growing base of vehicles and registrants. From 1998 to 2007, the number of registered passenger cars and light trucks, or light vehicles (defined as vehicles with gross vehicle weight of less than 14,000 lbs.), increased by approximately 22.3% and the number of licensed drivers increased by approximately 11%. With more than 240 million light vehicles currently on the road, we expect there will be an increasing need for replacement parts and general maintenance.
     Aging vehicle population. From 1997 to 2007, the average age of passenger cars in use grew from 8.7 years to 10.4 years. The significant increase in the average age for passenger cars is expected to drive growth for aftermarket services due to the large number of vehicles entering the prime age for aftermarket maintenance (six to 12 years old).
Our Strategy
     Our strategic objective is to achieve profitable growth and maximize return on invested capital by:
     Focusing on Key Product Lines. By divesting three non-core operations, we have concentrated our focus on our four core product lines. In addition, our strategic acquisition of ASC increased our market share in water pumps, and we believe it has improved our cost structure through more efficient sourcing and manufacturing processes.
     Improving Global Sourcing and Manufacturing. We continually seek to lower our overall product costs by improving our sourcing and manufacturing processes. Through our acquisition of ASC, we have obtained proven global sourcing capabilities and a China manufacturing platform. We have completed the process of integrating our existing water pump business with ASC, which we expect will result in significant operational savings. We believe we have additional opportunities for meaningful cost savings by leveraging our China manufacturing and sourcing expertise across our other product lines.
     Continuing to Grow Market Share. We will continue to focus on increasing our market share and driving growth in each of our product lines by strengthening our existing customer relationships, expanding our sales force and entering new markets. As a result of these efforts we have expanded our product lines with AutoZone and won business with CARQUEST and Exxon Mobil, and continue to expand our share of our engine management business in the traditional channel. We continue to strengthen our position in the heavy duty channel and believe that this channel continues to provide one of our best opportunities for growth. Also, we have increased our focus on international markets with the formation of trading companies in Mexico and China.
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
Our Products
     We have an extensive line of product offerings made up of over 43,000 part numbers, which fall into four primary categories: filtration products, fuel products, cooling products and engine management products. Set forth below is a description of our products and their respective percentages of 2008 net sales:

	Percent of
Products	2008 Net Sales	Description
Filtration Products	41.5%	Oil, air, fuel, hydraulic, transmission, cabin air and industrial filters and PCV valves
Fuel Products	24.8%	Fuel pump assemblies, electric fuel pumps, mechanical fuel pumps and fuel pump strainers
Cooling Products	17.5%	Water pumps, fan clutches and other products
Engine Management Products	16.2%	Caps, rotors, emission controls, sensors, ignition controls, coils and switches
Filtration Products
     We are a leading designer and manufacturer of a broad range of filtration products for the automotive, trucking, construction, mining, agriculture and marine industries, as well as other industrial markets. We distribute to both the aftermarket and OEMs. Our primary aftermarket competitors include Honeywell Consumer Products Group (FRAM), Bosch/Mann+Hummel (Purolator) and The Affinia Group (Wix). Our primary heavy duty competitors include Cummins, Donaldson and Clarcor.

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
Fuel Products
     We are a leading designer and manufacturer of a broad range of fuel systems. Our fuel systems are distributed to both the aftermarket and OEMs under the Airtex and Master Parts brand names and some private labels. Our primary fuel pump competitor is Federal-Mogul (Carter). Set forth below is a description of our fuel system products:
•	Fuel Pumps: Serve the essential role of moving fuel from the fuel tank into the engine, with approximately 1,250 fuel pumps for carbureted and fuel-injected applications; and

•	Fuel Pump Assemblies: Provide for easier, and therefore faster, installation and allow the technician to charge a similar fee for a repair that is less time-intensive than replacing an individual fuel pump. We manufacture all three types of in-tank assemblies: hangers, senders and modules with approximately 650 in-tank fuel pump assemblies.
Cooling Products
     We are a leading designer and manufacturer of a broad range of cooling systems. Our cooling systems products are distributed to both the aftermarket and OEMs under the Airtex, ASC and Master Parts brand names and some private labels. The acquisition of ASC, previously our primary water pump competitor, has significantly enhanced our water pump business. Currently, our primary water pump competitor is GMB North America, Inc. Set forth below is a description of our cooling systems products:
•	Water Pumps: Serve the essential role of dissipating excess heat from the engine with approximately 1,350 distinct types of water pumps; and

•	Other: Includes industrial components and other products with a selection of approximately 1,450 other part numbers.
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
     Engine management components include distributor caps and rotors, ignition coils, electronic controls, sensors, emissions components, solenoids, switches, voltage regulators and wire sets. These products are primarily used to regulate the ignition, emissions and fuel management functions of the engine and determine vehicle performance. Replacement rates for these products are higher for vehicles that have reached the primary repair age range of six to 12 years old. Our product offering in this category consists of approximately 34,000 part numbers. Primary competitors for engine management products include Standard Motor Products, AC Delco, Delphi, and Bosch.

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
The Aftermarket
     We estimate that over 87% of our 2008 net sales were to the aftermarket, which is subdivided into four primary channels: retail, traditional, heavy-duty and OES.
     The retail channel represented approximately 44% of our 2008 net sales. The retail channel is our largest channel and has historically provided us with a steadily increasing revenue stream. As retailers become increasingly focused on consolidating their supplier base, we believe that our broad product offering, product quality and customer service make us increasingly valuable to these customers. One of our longest standing customers is AutoZone, which we have been supplying since the opening of their first store in 1979. We believe that we are one of the few suppliers in the industry that can provide AutoZone with the levels of quality, customer service and product breadth that AutoZone requires, which is substantiated by our receipt of multiple awards from AutoZone since 1994, including the “Extra Miler” Award 2007 and 2008, Vendor of the Year Award 2008, and “Whatever it Takes to do the Job Right” Award 2008. In addition to AutoZone, other awards include O’Reilly Vendor of the Year 2006 and Advance Auto Parts Vendor of the Year 2005.
     The traditional channel is composed of established warehouses and installers and represented approximately 24% of our 2008 net sales. The traditional channel is important to us because it is the primary source of products for professional mechanics, or the DIFM market. We have many long-standing relationships with leading customers in the traditional channel, such as CARQUEST and NAPA, for whom we have supplied products for over 20 years. We believe that our strong position in this channel allows us to capitalize on the growth of the traditional channel within the aftermarket. We believe that professional mechanics place a premium on the quality of a product, and unlike the retail channel, end users in this channel require manufacturers to provide a high level of individual customer service, including field support and product breadth and depth. Awards from customers in the traditional channel include: CARQUEST Vendor of the Year Award 2005; NAPA Excellence in Shipping Performance 2005; Automotive Distribution Network Preferred Vendor Award 2005; Aftermarket Auto Parts Alliance “Gold Level Supplier for Outstanding Shipping Performance 2007”; and Aftermarket Auto Parts Alliance “Outstanding Private Label Vendor 2006”.
     The traditional channel also includes installers such as quick lubes, tire dealers and full service gas stations. Almost all of our sales to installers consist of filtration products, which are supplied to the national and regional service chains through distributors such as Valvoline, Firestone and Mighty. Installers require “Just-In-Time” availability, ability to meet competitive price points and product breadth and depth.
     We believe the large and highly fragmented heavy-duty aftermarket channel, which accounted for approximately 10% of our 2008 net sales, provides us with one of our best opportunities for growth. We believe heavy-duty truck owners tend to be less price-sensitive and more diligent about maintenance of their vehicles than vehicle owners in other markets, as idle vehicles typically represent lost revenue potential for heavy-duty truck owners. As a result, we believe that heavy-duty trucks are more likely to have consistent routine maintenance performed with high quality parts. We believe we have developed a well-recognized brand presence in this channel through our Luber-finer brand of filtration products.
     The OES channel is comprised of a diverse mix of dealership service bays in the automotive, truck, motorcycle and watercraft vehicle markets, and represented approximately 9% of our 2008 net sales. A substantial majority of our OES 2008 net sales were derived from sales of filtration products. Our position in this channel allows us to capitalize on vehicle maintenance in the early years of a vehicle’s life, when the vehicle is under warranty and the consumer typically returns to the dealer for routine maintenance. Our most significant OES channel customers include service parts operations associated with companies such as GM, Ford and Chrysler.

Original Equipment Manufacturers
     Although the OEM channel comprised only approximately 8% of our 2008 net sales, it is an important sales channel to us because OEM affiliations have a direct impact on our aftermarket credibility. We believe aftermarket customers show a preference for products that were utilized in original equipment. We sell products to a diverse mix of OEMs, enabling us to capitalize on a number of different opportunities and market shifts. Our OEM products are sold to end users within each of the following categories:
•	Automotive: Chrysler, Ford, GM, Remy, Siemens and Volkswagen

•	Recreational Equipment: Onan and Polaris

•	Heavy-duty Truck: Caterpillar, Freightliner, GM and Parker Hannifin

•	Agriculture: John Deere and Kubota

•	Marine: Mercury Marine and Sierra Supply

•	Lawn and Garden: Briggs and Stratton, John Deere and Kohler

•	Motorcycle: Harley-Davidson and Kawasaki
Customers
     We distribute our products primarily in North America and Europe to customers across several sales channels, including the retail, traditional, installer and OES aftermarket channels and OEMs of automotive, trucking, agricultural, marine, mining and construction equipment. We have maintained long-standing relationships with our customers and have been servicing many for well over a decade. Some of our most significant customers include AutoZone, GM, CARQUEST, Ford, Valvoline and Advance Auto Parts. Sales to AutoZone were approximately 29% of our total net sales in 2008 and 28% of our total net sales in 2007. Our customers include:
•	Retail: Advance Auto Parts, AutoZone, CSK and O’Reilly

•	Traditional: Alliance, Network, CARQUEST and NAPA

•	Installer: Firestone, Mighty, Service Champ and Valvoline

•	OES: Ford, GM Service Parts Organization and Saturn

•	OEM: Ford, Chrysler, GM, Remy and Siemens

•	Heavy Duty: Caterpillar, Freightliner, Mr. Lube and Parker Hannifin
Sales and Marketing
     We market our products predominantly throughout North America and Europe. In 2007, we completed water pump sales to our first customer in China. To effectively address the requirements of our customers and end users, our sales people are primarily organized by product category and secondarily by sales channel. During 2006, we combined the individual in-house sales forces in the traditional channel into one sales force and also established a new export sales force. Generally, we are increasing our focus on international markets and believe there are opportunities for growth in selected areas. For financial information concerning geographic distribution of our net sales, see Note 19 to our audited consolidated financial statements included in this report.
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
Suppliers and Raw Materials
     We purchase various components and raw materials for use in our manufacturing processes. We also purchase finished parts for resale. In 2008, we sourced purchases from approximately 1,200 suppliers. Our raw materials include steel and other commodities, such as aluminum, iron, plastic and other petrochemical products, packaging material and media, for which global demand has been high, resulting in price increases and/or surcharges. While we have been, and expect to continue to be able to obtain sufficient quantities of these raw materials to satisfy our needs, in some cases we have been required to pay significantly higher prices, and in the future we may be required to pay higher prices and/or have difficulty procuring these raw materials.
     Some of our purchasing is accomplished through a centralized purchasing group, which enables us to leverage the buying power of the Company. We also are beginning to leverage our ASC China sourcing expertise across our product lines. We believe that centralized procurement and increased global sourcing represent attractive opportunities to lower the cost of our purchased materials.
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
Employees
     As of December 31, 2008, we had approximately 4,900 employees, with union affiliations and collective bargaining agreements at two of our businesses, representing approximately 9% of our workforce. Management considers our labor relations to be good and our labor rates competitive. Since 1984, we have had one minor three-day work stoppage at a Fairfield, Illinois plant in August 2004. The work stoppage did not result in any material change in capacity or operations at the plant or the business as a whole.
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

     We have been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered us to continue with the monitoring and investigation of chlorinated solvent contamination. We have informed the agency that this contamination was caused by another party at a neighboring facility and have initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The second site is a previously owned site in Solano County, California. At the request of the regional water board, we are investigating and analyzing the nature and extent of the contamination and are conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the amounts accrued at December 31, 2008 by a material amount, if at all.
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
     We generate a large percentage of our sales from our business with AutoZone, but we cannot assure you that AutoZone will continue to purchase from us. Sales to AutoZone accounted for approximately 29% of our total net sales in fiscal 2008 and 28% of our total net sales in 2007, respectively. Several of our competitors are likely to pursue business opportunities with this customer and threaten our current position. If we fail to maintain this relationship, our net sales will be significantly diminished. Even if we maintain our relationship, our net sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Any change in the terms of our sales to this customer could have a material impact on our financial position and results of operations.
If the automotive aftermarket adopts more expansive return policies or practices such as extended payment terms, our cash flow and results of operations could be harmed.
     We are subject to returns from customers, some of which may manage their excess inventory through returns. In line with industry practices, arrangements with customers typically include provisions that permit them to return specified levels of their purchases. Returns have historically represented approximately 3% to 5% of our sales. If returns from our customers significantly increase, our profitability may be adversely affected. In addition, some customers in the automotive aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms. To the extent customers extend payment terms, our cash flow may be adversely affected.
As a supplier to the automotive industry, we face certain risks due to the nature of the automotive business.
     As a supplier of automotive products, our sales and our profitability could be negatively impacted by changes in the operations, products, business models, parts-sourcing requirements, financial condition, market share or consumer financing and rebate programs of our automotive customers. In addition, demand for our automotive products is linked to consumer demand for automobiles, which has been, and may continue to be, adversely impacted by the continuing uncertain economic environment.

Our business could be adversely affected if GM and/or Chrysler filed for bankruptcy or were unable to comply with the terms of the Secured Term Loan Facility provided by the U.S. Treasury and any additional requirements of the Troubled Asset Relief Program (TARP).
     In the fourth quarter of 2008, both GM and Chrysler publicly announced that they would not be able to meet near-term working capital requirements without additional private funding, which seemed unlikely based on the distress in the credit markets, or assistance from the federal government. Both GM and Chrysler secured financing commitments by entering into loan agreements with the U.S. Treasury and began borrowing under those agreements in the fourth quarter of 2008. These loan agreements are conditioned upon submitting viable plans of reorganization and sustainability to the President of the United States in the first quarter of 2009. On February 17, 2009, both companies submitted their viability plans and are required to provide a progress report of their viability plan by March 31, 2009. If the U.S. government does not approve of the submitted plans, it may accelerate the repayment of the loans provided to either or both companies.
     Even if the U.S. government allows the loans provided to GM and Chrysler to remain outstanding, it is not certain that the loans will be sufficient to meet their working capital requirements in 2009 or future periods. As part of their viability plans, both companies have requested additional funding from the U.S. government to cover near-term liquidity requirements. It is possible that additional funding, public or private, would not be available to meet these needs.
     We sell products to both GM and Chrysler and GM is a significant customer of ours. If either GM or Chrysler is unable to continue operations, we could suffer unfavorable consequences, such as payment delays, inability to collect trade and other accounts receivable, price reductions, production volume declines or the failure to honor contractual commitments including sourcing decisions and financial obligations.
The current economic environment and adverse credit market conditions may significantly affect our ability to meet liquidity needs and access to capital.
     The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. In recent months, the volatility and disruption have reached unprecedented levels. The markets have exerted downward pressure on the availability of liquidity and credit capacity for many issuers. While currently these conditions have not materially impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could increase the cost of financing.
     We need liquidity to pay our operating expenses, interest on our debt and capital expenditures. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. Our primary sources of liquidity are cash flow from operations and borrowings under our existing revolving credit facility, which terminates in June 2009. We are currently in negotiations to extend or replace our revolving credit facility; however, in the current environment, we cannot be assured that our revolving credit facility will be available for borrowing, or that we will be able to replace the revolving credit facility upon its expiration in June 2009. In the event that we are unable to access or replace our revolving credit facility, we may have to seek additional financing, the availability of which will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity. In addition, our customers or lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreased due to a market downturn.
      Factoring of customer trade accounts receivable is a significant part of our liquidity. Subject to certain limitations, UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At December 31, 2008, we had factoring relationships with six banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.
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
     As of December 31, 2008, we had approximately 4,900 employees, with union affiliations and collective bargaining agreements at two of our businesses, representing approximately 9% of our workforce. Other than a three-day work stoppage at a Fairfield, Illinois plant in August 2004, we have not had a labor stoppage since 1984. Although we believe that our relations with our employees are currently good, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. In addition, many of our direct and indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their other suppliers could result in slowdowns or closings of assembly plants that use our products. Organizations responsible for shipping our products may also be impacted by occasional strikes. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.
We are subject to increasing pricing pressure from import activity, particularly from Asia.
     Price competition from automotive aftermarket manufacturers, particularly based in Asia and other locations with lower production costs, have historically played a role and may play an increasing role in the aftermarket channels in which we compete. Pricing pressures have historically been more prevalent with respect to our filter products than our other products. While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, they are expanding their manufacturing capabilities to move toward producing a broad range of lower cost, higher quality products and provide an expanded product offering. Partially in response to these pressures, we opened two new factories in China in 2008. In the future, competitors in Asia may be able to effectively compete in our premium markets and produce a wider range of products, which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.
Increased crude oil and energy prices and overall economic conditions could reduce global demand for and use of automobiles, which could have an adverse effect on our profitability.
      Material increases in the price of crude oil have, historically, been a contributing factor to the periodic reduction in the global demand for and use of automobiles. A significant increase in the price of crude oil could reduce global demand for and use of automobiles and shift customer demand away from larger cars and light trucks (including SUVs), which we believe have more frequent replacement intervals for our products, which could have an adverse effect on our profitability. For example, historic highs in crude oil prices and corresponding historic highs in gasoline prices at the pump in 2008 impacted consumers’ driving habits. In addition, particularly in the latter part of 2008, consumers’s driving habits have been impacted by deteriorating economic conditions. Federal Highway Administration statistics indicate that miles driven in the United States for the year 2008 were 3.6% lower than for 2007. If total miles driven continue to decrease and consumers extend the mileage interval for routine maintenance, we could experience a decline in demand for our products due to a reduction in the need for replacement parts. Further, as higher gasoline prices and economic conditions result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations could be impacted.
Environmental regulations may impose significant environmental compliance costs and liabilities on us.
     We are subject to many environmental laws and regulations. Compliance with these laws and regulations is costly. We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental laws and regulations. Moreover, if these environmental laws and regulations become more stringent in the future, we could incur additional costs. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.

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
We are subject to class action lawsuits alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law, related to aftermarket oil, air, fuel and transmission filters and lawsuits alleging violations of the Canadian Competition Act. If the plaintiffs in these lawsuits against us are successful, our financial condition, results of operations and liquidity, as well as our reputation may be materially and adversely affected.
     United Components, Inc.’s wholly owned subsidiary, Champion Laboratories, Inc. (“Champion”), has been named as one of multiple defendants in two consolidated amended complaints alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law, related to aftermarket oil, air, fuel and transmission filters. The complaints are styled as putative class actions. One asserts claims on behalf of a putative class of direct filter purchasers and the other asserts claims on behalf of a putative class of indirect filter purchases. Both complaints seek damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees. Champion and United Components have both been named in a similar lawsuit filed by the Gasoline and Automotive Service Dealers of America (“GASDA”) trade association. The GASDA complaint seeks an injunction, costs and attorney’s fees. Champion, but not United Components, was also named as one of five defendants in a putative class action filed in Quebec, Canada. This action alleges conspiracy violations of the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters. The plaintiff seeks compensatory damages against the five defendants in the amount of $5 million and $1 million in punitive damages. Champion, but not United Components, was also named as one of 14 defendants in a putative class action filed in Ontario, Canada. This action alleges civil conspiracy, intentional interference with economic interests, and conspiracy violations under the Canadian Competition Act related to the sale of aftermarket filters. The plaintiff seeks $150 million in general damage against the 14 defendants and $15 million in punitive damages. The Antitrust Division of the Department of Justice (DOJ) and Office of the Attorney General for the State of Florida are also investigating the allegations raised in these suits and certain current and former employees of the defendants, including Champion, have testified pursuant to DOJ subpoenas. We are fully cooperating with the DOJ and Florida Attorney General investigation.
     We intend to vigorously defend against these claims. However, the outcome of these class actions, like other litigation proceedings, is uncertain. Also, litigation and other steps taken to defend these lawsuits can be costly, and we may incur substantial costs and expenses in doing so. Multidistrict litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. The defense of these lawsuits is also expected to divert the efforts and attention of some of our key management and personnel from the normal business operations of our company. As a result, our defense of this litigation, regardless of its eventual outcome, will likely be costly and time consuming. If the plaintiffs in these lawsuits against us are successful, it may result in substantial monetary damages, which could have a material adverse effect on our business, financial condition, results of operations, and liquidity as well as our reputation.

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
     We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow, we may have to incur capital expenditures. Historically, we have been able to fund these expenditures through cash flow from operations and borrowings under our senior credit facilities. However, our senior credit facilities contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements. In addition, as discussed above, our revolving credit facility terminates in June 2009, and there is no assurance that we will be able to replace it. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our net sales and profitability.

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
     Our business is subject to certain risks associated with doing business internationally. The net sales of our foreign subsidiaries represented approximately 8% of our total net sales for the year ended December 31, 2008. In addition, we operate seven manufacturing facilities outside of the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
      As a result of increased international production and sourcing of components and completed parts for resale, we are exposed to risks related to the effects of changes in foreign currency exchange rates, principally exchange rates between the U.S. dollar and the Chinese yuan. The currency exchange rate from Chinese yuan to U.S. dollars has historically been stable, in large part due to the economic policies of the Chinese government. However, there are no assurances that this currency exchange rate will continue to be as stable in the future. The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate and let market conditions control. Less influence by the Chinese government will most likely result in the Chinese yuan strengthening against the U.S. dollar. Since June 30, 2007, the dollar has weakened against the Chinese yuan by approximately 11%, of which approximately 7% of this increase has occurred since December 31, 2007. This increase in the Chinese yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales. In that event, we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
      Our Mexican operations source a significant amount of inventory from the United States. During the three month period ending December 31, 2008, the U.S. dollar strengthened against the Mexican peso by approximately 28%, and strengthened an additional 3% for the period from January 1, 2009 through March 18, 2009. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more in pesos to obtain inventory from the United States, which translates into higher cost of sales for the Mexican operations. We are attempting to obtain price increases from our customers for the products sold by our Mexican operations, but there are no assurances that we will be successful.
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

An impairment in the carrying value of goodwill or other assets could negatively affect our consolidated results of operations and net worth.
     Pursuant to accounting principles generally accepted in the United States, we are required to annually assess our goodwill, intangibles and other long-lived assets to determine if they are impaired. In addition, interim reviews must be performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying value of the goodwill or other intangible assets and the implied fair value of the goodwill or other intangible assets in the period the determination is made. Disruptions to our business, end market conditions, protracted economic weakness and unexpected significant declines in operating results may result in charges for goodwill and other asset impairments. We assess the potential impairment of goodwill on an annual basis, as well as when interim events or changes in circumstances indicate that the carrying value may not be recoverable. We assess definite lived intangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Our annual goodwill impairment test resulted in no goodwill impairment. Although our analysis regarding the fair value of goodwill indicates that it exceeds its carrying value, materially different assumptions regarding the future performance of our businesses could result in goodwill impairment losses.
Our substantial indebtedness could adversely affect our financial health.
     As of December 31, 2008, we had total indebtedness of $446.4 million (not including intercompany indebtedness) and additional available borrowings of $36.1 million under our senior credit facilities. In addition, as of that date our parent, UCI Holdco, had indebtedness of $295.1 million, which indebtedness does not require any cash interest payments until 2011. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement.
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
     Our cash interest expense for fiscal year 2008 was $33.4 million. Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indentures governing the senior subordinated notes and the Holdco Notes and the agreement governing the senior credit facilities do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2008, as adjusted for the pay down of the revolving credit borrowings to zero, subject to covenant compliance and certain conditions, the senior credit facilities permitted borrowing up to an additional $65.6 million. Any of those additional borrowings would be structurally senior to the Holdco Notes and the subsidiary guarantees. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.
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
     In addition, as of the end of any given quarter, our senior credit facilities require us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, covering the previous four quarters, through the term of the senior credit facilities. At December 31, 2008, UCI was required to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio of 4.75 to 1 and 2.5 to 1, respectively. These ratio requirements change quarterly under the terms of our senior credit facilities. Our ability to comply with these ratios may be affected by events beyond our control.
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
      As of December 31, 2008, Carlyle Partners III, L.P. and CP III Coinvestment, L.P., both of which are affiliates of Carlyle, owned 90.9% of the equity of Holdco, which owns all of our common stock, through its wholly-owned subsidiary, UCI Acquisition Holdings, Inc. and are able to control our affairs in all cases. Our entire board has been designated by the affiliates of Carlyle and a majority of the board is associated with Carlyle. In addition, the affiliates of Carlyle control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions. The interests of Carlyle and its affiliates could conflict with yours. In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     We currently maintain 21 manufacturing facilities, 15 of which are located in North America, 2 in Europe and 4 in China. In addition, we maintain 24 distribution and warehouse facilities. Listed below are the locations of our principal manufacturing facilities:

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

ITEM 3. LEGAL PROCEEDINGS
               As of March 15, 2009, United Components, Inc. and its wholly owned subsidiary, Champion, were named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. T.D.S. Co. v. Champion Labs. et al. (D. Conn., filed April 8, 2008); Barjan, LLC v. Champion Labs et al. (D. Conn., filed April 10, 2008); Bruene v. Champion Labs. et al. (D. Conn., filed April 8, 2008); S&E Quick Lube Distrib., Inc. v. Champion Labs. et al. (D. Conn., filed March 31, 2008); Flash Sales, Inc. v. Champion Labs. et al. (D. Conn., filed April 4, 2008); The Parts Plus Group, Inc. v. Champion Labs. et al. (D. Conn., filed April 28, 2008); Ward’s Auto Painting & Body Works, Inc. v. Champion Labs. et al. (D. Conn., filed April 29, 2008); G.W.C. Distributors, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 19, 2008); A&L Systems, Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 28, 2008); Aaron Dunham v. Champion Laboratories, Inc. et al. (D. Conn., filed June 17, 2008); Auto Pro, LLC v. Champion Laboratories, Inc. et al. (D. Conn., filed June 17, 2008); JDL Corp. v. Champion Laboratories, Inc. et al. (D. Conn., filed July 1, 2008); Associate Jobbers Warehouse Inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed July 28, 2008); Friedson v. Champion Laboratories, Inc. et al. (D. Conn., filed July 28, 2008); Colburn v. Champion Laboratories, Inc. et al. (D. Conn., filed July 28, 2008); Lown v. Champion Laboratories, Inc. et al. (D. Conn., filed July 28, 2008); Boardman v. Champion Laboratories, Inc. et al. (D. Conn., filed August 14, 2008); Central Warehouse Sales Corp. v. Champion Labs. et al. (D.N.J., filed April 29, 2008); All American Plazas of New Jersey, Inc. v. Honeywell International Inc. et al. (D.N.J., filed May 7, 2008); Werner Aero Services v. Champion Labs. et al. (M.D. Tenn., filed May 9, 2008); Pawnee/S.A.E. Warehouse, Inc. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 14, 2008); S.A.E. Warehouse, Inc. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 14, 2008); Monroe Motor Products Corp. v. Champion Laboratories, Inc. et al. (N.D. Ill., filed May 22, 2008). Flash Sales, S&E Quick Lube, Bruene, Central Warehouse, Pawnee/S.A.E., S.A.E., All American and Monroe Motor also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not United Components, was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. Lovett Auto & Tractor Parts, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 10, 2008); Neptune Warehouse Distributors, Inc. v. Champion Labs. et al. (N.D. Ill., filed April 23, 2008); Hovis Auto Supply, Inc. v. Robert Bosch LLC et al. (N.D. Ill., filed May 19, 2008); Ace Quick Lube v. Champion Laboratories Inc. et al. (N.D. Ill., filed August 27, 2008); Manasek Auto Parts, Inc. v. Champion Labs. et al. (S.D. Ill., filed April 23, 2008); Big T Inc. v. Champion Labs. et al. (S.D. Ill., filed May 6, 2008); Gemini of Westmont, inc. v. Champion Laboratories, Inc. et al. (D. Conn., filed May 12, 2008); Cal’s Auto Service, Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 14, 2008); WWD Parts, Inc., d/b/a Parts For Imports v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 15, 2008); Muralt’s, Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 27, 2008); G&H Import Auto Inc. v. Champion Laboratories, Inc. et al. (S.D. Ill., filed May 29, 2008); Mike’s Inc. v Champion Laboratories, Inc. et al. (S.D. Ill., filed June 2, 2008); Worldwide Equipment, Inc. v. Honeywell Int’l et al. (D.N.J., filed May 9, 2008). All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.
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

               On August 18, 2008, the Judicial Panel on Multidistrict Litigation (“JPML”) issued an order transferring the U.S. direct and indirect purchaser aftermarket filters cases to the Northern District of Illinois for coordinated and consolidated pretrial proceedings before the Honorable Robert W. Gettleman pursuant to 28 U.S.C. § 1407. On November 26, 2008, all of the direct purchaser plaintiffs filed a Consolidated Amended Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act. The direct purchaser plaintiffs seek damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees. On February 2, 2009, Champion filed its answer to the direct purchasers’ Consolidated Amended Complaint.
               On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law. The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees. On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint. On that same date, Champion, United Components and the other defendants jointly filed a motion to dismiss the GASDA complaint.
               Pursuant to a stipulated agreement between the parties, all defendants produced limited initial discovery on January 30, 2009. The Court has ordered that all further discovery shall be stayed until after it rules on the motions to dismiss.
               On January 12, 2009, Champion, but not United Components, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters. Peerali v. Champion Laboratories, Inc. et al., No. BC405424. On March 5, 2009, one of the defendants filed a notice of removal to the U.S. District Court for the Central District of California, and then subsequently requested that the JPML transfer this case to the Northern District of Illinois for coordinated pre-trial proceedings.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Market Information
     No trading market for our common stock currently exists.
(b) Holders
     As of March 26, 2009, our parent, UCI Acquisition Holdings, Inc. was the sole holder of our common stock.
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
(d) Securities Authorized for Issuance under Equity Compensation Plans
     None of our securities are offered under any compensation plans. For a description of the stock option plan granting options for the purchase of securities of UCI Holdco, see “Item 11. Executive Compensation.”
(e) Stock Performance Graph
     None.
(f) Recent Sales of Unregistered Securities
     None.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     None.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data have been derived from UCI’s financial statements. The financial data as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 have been derived from the audited financial statements included in this Form 10-K. We derived the balance sheet data as of December 31, 2006, 2005 and 2004 and the statement of income data for the 2005 and 2004 years from audited financial statements that are not included herein. The data for the periods from January 1, 2004 to March 31, 2004 are based on a preliminary allocation of the Acquisition purchase price. Data for periods after March 31, 2004 are based on the final allocation of the Acquisition purchase price. The data also includes the results of operations of ASC beginning on May 25, 2006, the date of the acquisition of ASC by the Company. The operating results of the Company’s driveline components and specialty distribution operations, which were sold on June 30, 2006, and the Company’s lighting systems operation, which was sold on November 30, 2006, are presented as discontinued operations for all periods presented. The amounts are presented in millions of dollars.

	Year	Year	Year	Year	Year
	ended	ended	ended	ended	ended
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
Statement of Income Data:
Net sales (1)	$880.4	$969.8	$906.1	$812.7	$834.3
Cost of sales (2) (3)	702.5	748.8	728.6	657.9	653.1

Gross profit	177.9	221.0	177.5	154.8	181.2

Operating expenses:
Selling and warehousing	62.9	61.2	60.0	57.3	57.0
General and administrative	49.3	49.2	42.6	37.9	34.6
Amortization of acquired intangible assets	6.3	7.0	6.7	5.9	6.8
Costs of integration of water pump operations and resulting asset impairment losses (3)	2.4	0.7	7.0	—	—
Costs of closing facilities and consolidating operations and gain on sale of assets (4)	—	(1.5)	6.4	—	—
Asset impairments and other costs (5)	0.5	3.6	—	21.5	—

Operating income	56.5	100.8	54.8	32.2	82.8
Interest expense, net	(34.2)	(40.7)	(43.3)	(36.1)	(35.9)
Write-off of deferred financing costs (6)	—	—	(2.6)	—	—

Other expense, net	(4.7)	(4.7)	(2.1)	(3.2)	(2.0)

Income (loss) before income taxes	17.6	55.4	6.8	(7.1)	44.9
Income tax expense	7.7	20.0	0.7	0.5	17.8

Net income (loss) from continuing operations	9.9	35.4	6.1	(7.6)	27.1
Net income from discontinued operations, net of tax	—	—	2.1	3.1	3.7
Gain (loss) on sale of discontinued operations, net of tax	—	2.7	(16.9)	—	—

Net income (loss)	$9.9	$38.1	$(8.7)	$(4.5)	$30.8

	UCI Consolidated
	Year	Year	Year	Year	Year
	ended	ended	ended	ended	ended
	Dec. 31, 2008	Dec. 31, 2007	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2004
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$46.6	$41.4	$31.5	$23.7	$11.3
Working capital — continuing operations	295.6	281.8	281.0	254.7	264.8
Working capital — discontinued operations	—	—	—	56.5	43.3
Total assets	999.8	999.5	1,002.5	984.8	966.9
Debt (including current maturities)	443.6	438.4	500.6	442.5	456.9
Total shareholder’s equity	260.1	295.8	244.8	280.3	287.9

Other Data:
Net cash provided by operating activities of continuing operations	$32.4	$93.1	$73.9	$57.1	$65.4
Net cash (used in) provided by operating activities of discontinued operations	—	—	(1.5)	5.7	12.9
Net cash used in investing activities of continuing operations	(31.5)	(19.0)	(79.7)	(26.5)	(44.9)
Net cash used in investing activities of discontinued operations	—	—	(2.9)	(5.3)	(5.9)
Net cash provided by (used in) financing activities of continuing operations	4.6	(64.1)	15.7	(15.7)	(63.0)

(1)	Sales in 2005 have been reduced by a $14.0 million change in estimated warranty reserve requirements. Sales in 2008 have been reduced by a special $6.7 million warranty provision related to unusually high warranty returns related to one category of parts.

(2)	Includes $9.8 million in 2006 for the sale of inventory written up to market from historical cost per U.S. GAAP (Accounting Principles Generally Accepted in the United States) rules for accounting for the acquisition of ASC.

(3)	Cost of sales in 2007 and 2006 include $4.7 million and $3.9 million, respectively, of costs incurred in connection with the integration of the Company’s pre-ASC Acquisition water pump operations with the operations of ASC.

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
Forward-Looking Statements
In this Annual Report on Form 10-K, United Components, Inc. makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-K and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
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
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Annual Report on Form 10-K or any other SEC filings to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
Sales. We are among North America’s largest and most diversified companies servicing the vehicle replacement parts market, or the aftermarket. We supply a broad range of filtration products, fuel and cooling systems, and engine management systems to the automotive, trucking, marine, mining, construction, agricultural and industrial vehicle markets. We estimate that over 87% of our net sales in 2008 were made in the aftermarket, to a diverse customer base that includes some of the largest and fastest growing companies servicing the aftermarket. Sales in the aftermarket, excluding tires, have grown at an average annual rate of approximately 3.9% from 1998 through 2007, with the lowest year of growth in 1998 of approximately 2.1%. However, 2008 has been estimated to have grown by only 1.5%.
Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average age of those vehicles, the average number of miles driven per year, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs, due to the generally non-discretionary nature of vehicle maintenance and repair. While many vehicle maintenance and repair expenses are non-discretionary in nature, high gasoline prices and difficult economic conditions can lead to a reduction in miles driven, which then results in increased time intervals for routine maintenance and vehicle parts lasting longer before needing replacement. Historic highs in crude oil prices experienced in 2008 and corresponding historic highs in retail gasoline prices at the pump impacted consumers’ driving habits. In addition, we believe consumers’ driving habits have been impacted by the deteriorating economic conditions.
A key metric in measuring aftermarket performance is miles driven. In 2008, the U.S. Department of Transportation reported a decrease in miles driven of 3.6% (equaling 108 billion fewer miles). This decrease is the first annual decrease in miles driven since 1980. The high gasoline prices and general economic conditions, in addition to reducing miles driven, have also resulted in consumers extending the mileage interval for routine maintenance, reducing demand for our products. We believe that these conditions adversely affected our sales during the second half of 2008. While retail gasoline prices have fallen significantly from the historic highs experienced at the beginning of the third quarter of 2008, general economic conditions have continued to worsen. As long as these conditions persist, our sales may continue to be adversely affected.

Management believes that we have leading market positions in our primary product lines. We continue to expand our product and service offerings to meet the needs of our customers. We believe that a key competitive advantage is that we offer one of the most comprehensive lines of products in the vehicle replacement parts market, consisting of over 43,000 parts. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.
However, it is also important to note that in 2008, 2007 and 2006, approximately 29%, 28% and 24%, respectively, of our total net sales were derived from our business with AutoZone. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship. Historically, we sold a small number of products under an AutoZone program called Pay-on-Scan. Under this program, we retained title to the product at AutoZone locations, and we recorded sales for the product when an AutoZone customer purchased it. In the second quarter of 2007, AutoZone and UCI terminated the Pay-on-Scan program for these products. Accordingly, sales of these products are now recorded when received by AutoZone. We do not expect this change to have a material effect on our on-going financial results. As part of the termination of the Pay-on-Scan program, AutoZone purchased all of the products at its locations that were previously under the Pay-on-Scan program. In the second quarter of 2007, we recorded $12.1 million of sales for these products.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. During much of 2008, the cost of other commodities, including aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. Most recently, general market prices for these commodities have decreased in reaction to general economic conditions and current uncertainties regarding short-term demand. However, we believe that the long-term trend will be toward higher costs for these commodities. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in price increases and may make procurement more difficult in the future. Due to our inventory being on the first-in, first-out (FIFO) method, a time lag of approximately three months exists from the time we experience cost increases until these increases flow through cost of sales.
In addition to the adverse impact of increasing commodities and energy costs, we are also being adversely affected by changes in foreign currency exchange rates, primarily relating to the Chinese yuan and Mexican peso. In 2008, we sourced approximately $70 million of components from China. During the period June 30, 2007 through June 30, 2008, the U.S. dollar weakened against the Chinese yuan by approximately 11%, with most of this decline occurring from December 31, 2007 through June 30, 2008. A weakening U.S. dollar means that we must pay more U.S. dollars to obtain components from China, which equates to higher costs. Since June 30, 2008 the U.S. dollar has remained stable against the Chinese yuan.
Our Mexican operations source a significant amount of inventory from the United States. In 2008, our Mexican operations sourced approximately $11.7 million from the United States. During the period September 30, 2008 through December 31, 2008, the U.S. dollar strengthened against the Mexican peso by approximately 28% and strengthened an additional 3% through March 18, 2009. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States.
In the year ended December 31, 2008, we estimate the adverse pre-tax effect of higher commodities and energy costs and changes in currency exchange rates, net of the mitigation efforts set forth below, was $8.8 million when compared to 2007. Most recently, general market prices for certain of the commodities used in our operations, excluding certain steel products, have decreased in reaction to general economic conditions and current uncertainties regarding short-term demand. Due to our inventory being on the FIFO method, a time lag of approximately three months exists from the time we experience cost decreases until these increases flow through cost of sales. In the near term, we will continue to be adversely effected by the high costs of commodities in our inventory.

Generally, we attempt to mitigate the effects of these cost increases and currency changes via a combination of design changes, material substitution, global resourcing efforts and increases in the selling prices for our products. With respect to pricing, it should be noted that, while the terms of supplier and customer contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recoup or offset them through increased pricing. This time lag typically spans a fiscal quarter or more, depending on the specific situation. During 2008, we secured customer price increases that offset a portion of the cost increase we experienced in 2008. We continue to pursue efforts to mitigate the effects of any cost increases; however, there are no assurances that we will be entirely successful. To the extent that we are unsuccessful, our profit margins will be adversely affected. Because of uncertainties regarding future commodities and energy prices, and the success of our mitigation efforts, it is difficult to estimate the impact of commodities and energy costs on 2009 and beyond. However, we currently expect the adverse effect in 2009 to be much less significant than that experienced in 2008. This forecast is based on assumptions regarding the future cost of commodities and our ability to mitigate these costs. Actual events could vary significantly from our assumptions. Consequently, the actual effect could be significantly different than our forecast.
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
Inventory. We record inventory at the lower of cost or market. Cost is principally determined using standard cost or average cost, which approximates the first-in, first-out method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
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

In order to obtain exclusive contracts with certain customers, we may incur up-front costs or assume the cost of returns of products sold by the previous supplier. These costs are capitalized and amortized over the life of the contract. The amortized amounts are recorded as a reduction of sales.
New business changeover costs also can include the costs related to removing a new customer’s inventory and replacing it with UCI inventory, commonly referred to as a “stocklift.” Stocklift costs are recorded as a reduction to revenue when incurred.
Product returns. Our customers have the right to return parts that have failed within warranty time periods. Our customers also have the right, in varying degrees, to return excess quantities of product. Credits for parts returned under warranty and parts returned because of customer excess quantities are estimated and recorded at the time of the related sales. These estimates are based on historical experience, current trends and UCI’s expectations regarding future experience. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Any significant increase in the amount of product returns above historical levels could have a material adverse effect on our financial results.
Impairment of intangible assets. Goodwill is subject to annual review unless conditions arise that require a more frequent evaluation. The review for impairment is based on a two-step accounting test. The first step is to compare the estimated fair value with the recorded net book value (including the goodwill). If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower.
We perform our annual goodwill impairment review in the fourth quarter of each year using discounted future cash flows. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to future cash flows of the company, discount rates commensurate with the risks involved in the assets, future economic and market conditions, competition, customer relations, pricing, raw material costs, production costs, selling, general and administrative costs, and income and other taxes. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage our company, there is significant judgment in determining the cash flows.
Trademarks with indefinite lives are tested for impairment on an annual basis in the fourth quarter, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of these assets, projections regarding estimated discounted future cash flows and other factors are made to determine if impairment has occurred. If we conclude that there has been impairment, we will write down the carrying value of the asset to its fair value. In 2008, we recorded a trademark impairment loss of $0.5 million. In 2007, we recorded a trademark impairment loss of $3.6 million. See Note 11 to the financial statements included in this Form 10-K.
Each year, UCI evaluates those trademarks with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. Other than the impaired trademarks mentioned above, UCI has concluded that events and circumstances continue to support the indefinite lives of these trademarks.
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
Insurance reserves. Our insurance for workers’ compensation, automobile, product and general liability include high deductibles (less than $1 million) for which we are responsible. Deductibles for which we are responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.
Environmental expenditures. Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.

The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in UCI’s December 31, 2008 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.6 million accrued at December 31, 2008 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters and related litigation, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Results of Operations
     The following table was derived from UCI’s consolidated income statements for the years ended December 31, 2008, 2007 and 2006. The amounts are presented in millions of dollars.

	2008	2007	2006
Net sales	$880.4	$969.8	$906.1
Cost of sales	702.5	748.8	728.6

Gross profit	177.9	221.0	177.5
Operating expenses
Selling and warehousing	62.9	61.2	60.0
General and administrative	49.3	49.2	42.6
Amortization of acquired intangible assets	6.3	7.0	6.7
Costs of integration of water pump operations and resulting asset impairment losses	2.4	0.7	7.0
Costs of closing facilities and consolidating operations and gain from sale of assets	—	(1.5)	6.4
Trademark impairment loss	0.5	3.6	—

Operating income	56.5	100.8	54.8
Other expense
Interest expense, net	(34.2)	(40.7)	(43.3)
Write-off of deferred financing costs	—	—	(2.6)
Management fee expense	(2.0)	(2.0)	(2.0)
Miscellaneous, net	(2.7)	(2.7)	(0.1)

Income before income taxes	17.6	55.4	6.8
Income tax expense	7.7	20.0	0.7

Net income from continuing operations	9.9	35.4	6.1
Discontinued operations
Net income from discontinued operations, net of tax	—	—	2.1
Gain (loss) on sale of discontinued operations, net of tax	—	2.7	(16.9)

Net income (loss)	$9.9	$38.1	$(8.7)

Acquisition and Sales of Operations
On May 25, 2006, we acquired ASC. The amounts presented in the table above and discussed below include the results of ASC from the May 25, 2006 ASC acquisition date (the “ASC Acquisition Date”).
On June 30, 2006, we sold our driveline components operation and our specialty distribution operation. On November 30, 2006, we sold our lighting systems operation. The results of the driveline components, specialty distribution and lighting systems operations are reported as discontinued operations in the table above. Except where specifically referred to as discontinued operations, the amounts and comparisons discussed below address only continuing operations and, therefore, exclude the results of the operations that were sold.
Year Ended December 31, 2008 compared with Year Ended December 31, 2007
Net sales. Net sales of $880.4 million in 2008 declined $89.4 million, or 9.2%, compared to net sales of $969.8 million in 2007. The 2007 sales included $12.1 million of sales to AutoZone in connection with the termination of the Pay-on-Scan program for certain UCI products. Sales in 2008 were reduced by a $6.7 million loss provision resulting from the unusually high level of warranty returns related to a category of parts. In connection with obtaining new business, sales were reduced by $7.8 million in 2008 and $7.5 million in 2007. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers in connection with securing new business with our customers.

Excluding the $12.1 million of 2007 sales associated with the termination of the Pay-on-Scan program, the 2008 $6.7 million warranty loss provision, and the effects of obtaining new business from both periods, sales were 7.3% lower in 2008 compared to 2007. This 7.3% decrease includes lower sales to all of our market channels. Automotive aftermarket sales that comprise approximately 87% of our sales were down approximately 7.7% compared to 2007. Within the automotive aftermarket channel, our traditional channel sales were down approximately 10.0% while retail channel sales were down approximately 2.5%. We believe the larger decline in the traditional sales channel is reflective of a shift to the retail channel as (i) consumers shift away from do-it-for-me to do-it-yourself and (ii) retail outlets expand their sales to commercial accounts. OEM sales, which comprise only 8% of our sales, decreased approximately 26.0% compared to 2007 due to the significant downturn in the automotive industry. We believe that the sales decline was due primarily to general economic conditions in the United States, including the impact of record gasoline prices on miles driven and consumers’ spending habits.
Gross profit. Gross profit, as reported, was $177.9 million for 2008 and $221.0 million for 2007. Both periods included special items which are presented in the following table along with a comparison of adjusted gross profit after excluding such special items. Adjusted gross profit is a non-GAAP financial measurement of our performance. This non-GAAP measure is not in accordance with, nor is it a substitute for, GAAP measures. It is intended to supplement our presentation of our financial results that are prepared in accordance with GAAP. We use adjusted gross profit as presented to evaluate and manage UCI’s operations internally. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate.

	2008	2007
	(in millions)
Gross profit, as reported	$177.9	$221.0
Add back special items:
Nonrecurring provision for warranty costs	6.7	—
Water pump integration costs	—	5.5
New business changeover and sales commitment costs	7.8	5.2
Facilities consolidation and severance costs	0.1	0.3
Costs to establish additional manufacturing in China	3.1	0.7
Resolution of pre-acquisition matters	—	(0.9)
Reserve for resolution of disputed non-trade receivables	—	0.8

	$195.6	$232.6

The “Nonrecurring provision for warranty costs” in 2008 related to an unusually high level of warranty returns related to one category of parts. When these parts are subjected to certain conditions, they experience a higher than normal failure rate. As a result of the higher than normal failure rate, a $6.7 million warranty loss provision was recorded in 2008. We have modified the design of these parts to eliminate this issue.
The 2007 $5.5 million of “water pump integration costs” relate to the integration of the ASC water pump operation and the water pump operation that we owned before we acquired ASC. In 2007, we completed the integration, closed our previously owned factory, and transferred production to ASC. These costs include (i) costs and operating inefficiencies caused by the wind-down of our previously owned factory, (ii) transportation and other costs directly related to completing the integration, and (iii) a write-off of component parts that could not be used after production was transitioned to the ASC product design. The 2007 amount also included $0.8 million of costs incurred to minimize the write-off of component parts that would not be usable when production was transitioned to the ASC product design.
The 2008 $7.8 million and the 2007 $5.2 million of “new business changeover and sales commitment costs” were up-front costs incurred to obtain new business and to extend existing long-term sales commitments.
The 2008 $3.1 million and 2007 $0.7 million of “costs to establish additional manufacturing in China” related to start-up costs establishing two new factories in China.
Excluding the special items, adjusted gross profit decreased to $195.6 million in 2008 from $232.6 million in 2007, and the related gross margin percentage decreased to 21.9% in 2008 from 23.8% in 2007. The gross margin percentage is based on sales before the effects of obtaining new business and deducting the $6.7 million warranty loss provision in 2008, which are discussed in the net sales comparison above.
When comparing 2008 and 2007 gross profit excluding the special items, lower sales volume in 2008 was the largest factor in our gross profit decline. The 2008 results were also adversely affected by the impact of significantly higher energy and commodity costs and currency fluctuations, which were previously discussed in this Management’s Discussion and Analysis. Inflation-driven wage increases and higher warranty expense also contributed to the lower profits in the 2008 period compared to 2007. Partially offsetting these adverse effects were the benefits of our ongoing manufacturing cost reduction initiatives.

Selling and warehousing expenses. Selling and warehousing expenses were $62.9 million in 2008, $1.7 million higher than 2007. The increase included additional upfront costs associated with new business with an existing customer and the addition of sales and marketing personnel in targeted areas. The increase also included the effects of inflation on employee related and other costs. The effect of lower sales volume partially offset these increases. Selling and warehousing expenses were 7.1% of sales in 2008 and 6.3% in 2007.
General and administrative expenses. General and administrative expenses were $49.3 million in 2008 and $49.2 million in 2007. 2008 included $4.0 million of costs incurred in connection with our antitrust litigation (discussed in Item 3 and in Note 17 to the financial statements included in this Form 10-K), inflation driven cost increases, $1.3 million higher expense for the cost of litigation and settlement of disputed matters, $2.2 million higher bad debt expense and $0.4 million of severance costs resulting from employee lay-offs. These cost increases were offset by lower employee bonus expense and $2.6 million lower stock option related costs.
Costs of integration of water pump operations and resulting asset impairment losses. See Note 3 to the financial statements included in this Form 10-K.
Costs of closing facilities and consolidating operations and gain from sale of assets. See Note 5 to the financial statements included in this Form 10-K.
Trademark impairment loss. See Note 11 to the financial statements included in this Form 10-K.
Interest expense, net. Net interest expense was $6.5 million lower in 2008 compared to 2007. This reduction was due to lower debt levels and lower interest rates in 2008. Also, accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt was $0.5 million higher in 2007.
Income tax expense. Income tax expense was $12.3 million lower in 2008 as compared to 2007 due to lower pre-tax income in 2008. For reasons why the effective tax rates in both years differ from statutory rates, see the table in Note 15 to the financial statements included in this Form 10-K, which reconciles income taxes computed at the U.S. federal statutory rate to income tax expense.
Gain on sale of discontinued operations, net of tax. See Note 4 to the financial statements included in this Form 10-K.
Net income. Due to the factors described above, we reported net income of $9.9 million in 2008 compared to $38.1 million in 2007.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
     Net sales. Net sales increased $63.7 million, or 7.0%, to $969.8 million in 2007 compared to $906.1 million in 2006. $50.3 million of the increase was due to the inclusion of ASC’s results for all of 2007, whereas 2006 results included ASC’s results only for the period after the ASC Acquisition Date. The 2007 ASC sales included $12.1 million of sales to AutoZone in connection with the termination of the Pay-on-Scan program for certain UCI products. In connection with obtaining new business, sales were reduced in 2007 by $7.5 million due to the acceptance of returns of the inventory of our customers’ previous supplier. Also in connection with obtaining new business, sales increased by $1.8 million in 2006 due to the initial stocking of an additional product line at an existing customer, partially offset by the cost of accepting returns of the inventory of our customers’ previous suppliers, plus up-front payments to obtain long-term sales commitments.
Excluding the impact of including ASC’s results for all of 2007, versus only part of 2006, and excluding from both years the effects of obtaining new business and extending existing long-term sales commitments discussed above, sales were 2.5% higher in 2007 compared to 2006. This 2.5% increase includes higher sales to the retail, heavy duty and OES channels in the 2007 period, partially offset by lower sales to the traditional and OEM channels.
     Gross profit. Gross profit, as reported, was $221.0 million for 2007 and $177.5 million for 2006. Both years included special items, which are presented in the following table along with a comparison of adjusted gross profit after excluding such special items. Adjusted gross profit is a non-GAAP financial measurement of our performance. This non-GAAP measure is not in accordance with, nor is it a substitute for, GAAP measures. It is intended to supplement our presentation of our financial results that are prepared in accordance with GAAP. We use adjusted gross profit as presented to evaluate and manage UCI’s operations internally. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate.

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

The $9.8 million “non-cash ASC Acquisition-related charges” in 2006 consisted of the sales, after the ASC Acquisition Date, of ASC inventory that was written up from historical cost to fair market value as part of the preliminary allocation of the ASC Acquisition purchase price. This write-up is required by U.S. GAAP, as it applies to accounting for acquisitions. When this inventory was sold, the $9.8 million difference between historical cost and fair market value was charged to cost of sales, thereby reducing reported gross profit.
The 2007 $5.5 million and the 2006 $3.9 million of “water pump integration costs” related to the integration of the ASC water pump operation and the water pump operation that we owned before we acquired ASC. In 2007, we completed the integration, closed our previously owned factory and transferred production to ASC. These costs include (i) costs and operating inefficiencies caused by the wind-down of our previously owned factory, (ii) transportation and other costs directly related to completing the integration, and (iii) a write-off of component parts that could not be used after production was transitioned to the ASC product design. The 2007 amount also included $0.8 million of costs incurred to minimize the write-off of component parts that would not be usable when production was transitioned to the ASC product design.
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
     Selling and warehousing expenses. Selling and warehousing expenses were $61.2 million in 2007, $1.2 million higher than in 2006. The inclusion of ASC for all of 2007, versus only part of 2006, increased expenses by $2.3 million. The 2007 increase also included the effects of inflation on employee-related and other operating costs. These increases were partially offset by cost reductions due to 2006 facility consolidations and headcount reductions made possible by a 2006 investment in system enhancements. Selling and warehousing expenses were 6.3% of sales in 2007 and 6.6% of sales in 2006.
     General and administrative expenses. General and administrative expenses were $49.2 million in 2007, $6.6 million higher than in 2006. $2.0 million of this increase was due to the inclusion of ASC for all of 2007, versus only part of 2006. 2007 also includes (i) inflation-driven cost increases, (ii) additional costs for Sarbanes-Oxley compliance, (iii) $0.4 million of costs incurred in connection with the establishment of two new factories in China, and (iv) $1.8 million higher employee stock option based compensation expense. 2006 included a $0.5 million gain on the sale of the Company’s airplane. There is no comparable gain in 2007.
Of the $1.8 million increase in the stock option related expense, $1.5 million was due to accelerated vesting resulting from stock option plan changes. Earlier vesting affects when stock option expense is recognized, but does not affect the ultimate total expense. Consequently, accelerating the vesting results in recording more of the total expense this year and less in later years.
     Costs of integration of water pump operations and resulting asset impairment losses. See Note 3 to the financial statements included in this Form 10-K.
     Costs of closing facilities and consolidating operations and gain from sale of assets. See Note 5 to the financial statements included in this Form 10-K.
     Trademark impairment loss. See Note 11 to the financial statements included in this Form 10-K.
     Interest expense, net. Net interest expense was $2.6 million lower in 2007 compared to 2006. The reduction was primarily due to lower debt levels, which more than offset the adverse effect of higher interest rates.
     Write-off of deferred financing costs. See Note 14 to the financial statements included in this Form 10-K.
     Miscellaneous, net. Miscellaneous, net was a loss of $2.7 million in 2007 compared to a loss of $0.1 million in 2006. The 2007 increase is primarily attributable to $1.9 million of higher costs related to our sales of accounts receivable.
     Income tax expense. Income tax expense was $19.3 million higher in 2007 than it was in 2006. The primary reason for the increase is higher pre-tax profits in 2007. For reasons why the effective tax rates in both years differ from statutory rates, see the table in Note 15 to the financial statements in this Form 10-K, which reconciles income taxes computed at the U.S. federal statutory rate to income tax expense.
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

Liquidity and Capital Resources
          Historical Cash Flows
Net cash provided by operating activities. Net cash provided by operating activities in 2008 was $32.4 million. Profits, before deducting depreciation and amortization, and other non-cash items, generated $52.9 million. An increase in accounts receivable and inventory resulted in the use of cash of $9.5 million and $19.1 million, respectively. The increase in accounts receivable was primarily due to increased days sales outstanding as a result of increased accounts receivable dating terms with certain customers, partially offset by lower sales in the latter half of 2008. Factored accounts receivable totaled $80.1 million and $81.1 million at December 31, 2008 and 2007, respectively. The increase in inventory was due to (i) lower than expected sales in the fourth quarter of 2008, (ii) higher inventory levels to support new business wins that began to ship in the first quarter of 2009, (iii) higher raw material costs resulting from the significant increases experienced in commodity costs in 2008 and (iv) increased production related to the ramp up of our Chinese operations. An increase in accounts payable resulted in a generation of cash of $3.0 million. An increase in amounts due to Holdco had a $6.2 million positive effect on cash. Changes in all other assets and liabilities netted to a $1.1 million use of cash. This amount included income tax refunds resulting from the carryback of 2006 operating losses to 2004, partially offset by employee-related accrued liabilities, including annual employee bonus and profit sharing payments, due to headcount reductions and the lower operating performance in 2008 as compared to 2007.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the years ended December 31, 2008, 2007 and 2006 were $31.9 million, $29.7 million and $22.8 million, respectively. The 2008 and 2007 amounts included $3.6 million and $1.7 million, respectively, for our two new factories in China.
In 2007, we received $6.6 million, net of fees and expenses, from the sale of the land and building of the Mexican filtration operation that was closed in 2006. Also in 2007, we received $2.2 million, net of fees and expenses, of additional proceeds from the 2006 sale of our lighting systems operations.
In 2006, we used $123.6 million, net of cash acquired, to purchase ASC. Also in 2006, we received $65.2 million from the sale of our driveline components, specialty distribution and lighting systems operations.
Net cash provided by / used in financing activities. Net cash provided by financing activities in 2008 was $4.6 million. Net cash used in financing activities in 2007 was $64.1 million, while net cash provided by financing activities in 2006 was $15.7 million.
In 2008, we borrowed $20.0 million under our revolving credit line to increase our short-term liquidity in light of the current challenging capital markets. The remainder of our borrowings of $8.0 million during 2008 were short-term borrowings payable to foreign credit institutions. Borrowings of $20.8 million during 2007 consisted solely of short-term borrowings payable to foreign credit institutions. In 2006, we borrowed $113.0 million to fund a portion of the ASC acquisition price.
In 2008, 2007 and 2006, we used cash on hand to voluntarily repay $10.0 million, $65.0 million and $65.0 million, respectively, of our term loan. Additionally during 2008 and 2007, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $12.9 million and $19.3 million, respectively.
In December 2006, we paid a special cash dividend of $35.3 million on our common stock. Prior to that time, we did not pay dividends since the date of our incorporation on April 16, 2003. It is our current policy to retain earnings to repay debt and finance our operations. In addition, our senior credit facility and indenture significantly restrict the payment of dividends on common stock. Also in 2006, shareholder equity contributions totaled $8.5 million consisting of rollover equity of $8.3 million in connection with the ASC Acquisition and stock option exercises.

          Current Debt Capitalization and Scheduled Maturities
At December 31, 2008 and 2007, we had $46.6 million and $41.4 million of cash, respectively. Outstanding debt was as follows (in millions):

	December 31,
	2008	2007
Short-term borrowing	$5.2	$10.1
Revolving credit line borrowing	20.0	—
Capital lease obligations	1.2	1.8
Term loan	190.0	200.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	446.4	441.9
Unamortized debt discount	(2.8)	(3.5)

	$443.6	$438.4

Short-term borrowings are routine short-term borrowings by our foreign operations.
Because of the prepayments of the term loan discussed previously, we do not have any required repayments of the senior credit facility term loans until December 2011. Our $230.0 million senior subordinated notes are due in 2013.
In addition to the debt discussed above, our parent, UCI Holdco, has $295.1 million in Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding at December 31, 2008. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The interest on the Holdco Notes is payable “in kind” until December 2011, so no cash interest is payable until after that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow or liquidity of UCI until after that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the senior subordinated notes indenture, so we expect that the Holdco Notes will have no effect on the current operations of UCI.
Below is a schedule of required future debt repayments. The 2009 amount consists primarily of the repayment of our revolving credit line borrowings upon the maturity of the revolving credit facility in June 2009 and routine short-term borrowings by our foreign operations. The amounts are presented in millions of dollars.

2009	$25.5
2010	0.2
2011	45.2
2012	145.2
2013	230.1
Thereafter	0.2

$446.4

The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of March 30, 2009, we had not repurchased any of the senior subordinated notes, although we or Holdco may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. Similarly, we or Holdco may from time to time seek to repurchase or retire the Holdco Notes. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.
Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At our December 31, 2008 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $32.9 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $0.5 million.

          Covenant Compliance
Our senior credit facilities require us to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facilities include certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets, and alter our business. In addition, the senior credit facility contains the following financial covenants: a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are calculated on a trailing four consecutive quarters basis. As of December 31, 2008, we were in compliance with all of these covenants.
Our covenant compliance levels and ratios for the quarter ended December 31, 2008 are as follows:

	Covenant
	Compliance Level
	for the
	Quarter Ended		Actual
	December 31, 2008		Ratios
Minimum Adjusted EBITDA to interest expense ratio	2.50	x	3.45	x
Maximum total debt to Adjusted EBITDA ratio	4.75	x	3.93	x
The minimum interest coverage ratio and maximum leverage ratio levels become increasingly more restrictive over time. The senior credit facility provides for a minimum Adjusted EBITDA to interest expense ratio and a maximum total debt to Adjusted EBITDA ratio as set forth opposite the corresponding fiscal quarter.

Minimum
	Adjusted	Maximum
	EBITDA to	Total Debt to
	Interest	Adjusted
	Expense	EBITDA
	Covenant	Covenant
	Compliance	Compliance
	Level	Level
Quarter ending March 31, 2009	2.60x	4.60x
Quarter ending June 30, 2009	2.65x	4.50x
Quarter ending September 30, 2009	2.75x	4.40x
Quarter ending December 31, 2009	2.80x	4.10x
Quarter ending March 31, 2010	3.00x	3.75x
Quarter ending June 30, 2010	3.00x	3.75x
Quarter ending September 30, 2010 and thereafter	3.00x	3.50x
Adjusted EBITDA is used to determine our compliance with many of the covenants contained in our senior credit facilities. Adjusted EBITDA is defined as EBITDA further adjusted to exclude unusual items and other adjustments permitted by our lenders in calculating covenant compliance under our senior credit facility.
We believe that the inclusion of debt covenant related adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.
A breach of covenants in our senior credit facilities that are tied to ratios based on Adjusted EBITDA could result in a default under those facilities and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our senior subordinated notes.

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP (Accounting Principles Generally Accepted in the United States) and do not purport to be alternatives to net income as a measure of operating performance. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments and debt service requirements.
The following table reconciles net income to EBITDA and Adjusted EBITDA (dollars in millions):

Year ended
Dec. 31, 2008
Net income	$9.9

Interest, net of minority interest	34.2

Income tax expense	7.9

Depreciation, net of minority interest	27.3

Amortization	9.0

EBITDA	88.3

Special items:
Cost of integration of water pump operations and the resulting asset impairment losses	2.4

Facilities consolidation & severance costs	0.4

Trademark impairment loss	0.5

Cost of defending class action litigation	4.0

One-time warranty expense	6.7

New business changeover cost and sales commitment costs	5.0

Establishment of new facilities in China	3.6

Non-cash charges (stock options expense)	0.8

Management fee	2.0

Adjusted EBITDA	$113.7

          Management’s Action Plan and Outlook
Our primary sources of liquidity currently are cash on hand, cash flow from operations, accounts receivable factoring arrangements and borrowings under our existing revolving credit facility, which terminates in June 2009.
          Revolving Credit Facility
Lehman Brothers Commercial Paper Inc. (“Lehman”), the administrative agent under UCI’s senior credit facility and one of the syndication banks that fund senior UCI revolving credit borrowings, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008. Of our total $75.0 million revolving credit line, Lehman’s commitment is $9.5 million. In September 2008, we borrowed $20.0 million under our revolving credit facility, and Lehman did not fund its pro rata share. Because of the bankruptcy filing, we are evaluating our options as to the administrative agent under our credit facility, and we are conducting our cash management based on the presumption that Lehman will not fund any of Lehman’s $9.5 million commitment under our revolving credit line.
At December 31, 2008, revolving credit borrowings were $20.0 million and $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit related to our insurance programs. Excluding Lehman’s $9.5 million commitment, we had $36.1 million of unused borrowing capacity at December 31, 2008. We are currently in negotiations to extend or replace our revolving credit facility; however, in the current environment, we cannot be assured that our revolving credit facility will be available for borrowing, or that we will be able to extend or replace the revolving credit facility upon its expiration in June 2009. We are conducting our cash management under the presumption that will be unable to replace the revolving credit facility upon its expiration. Therefore, our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash from operations in the future and from factoring arrangements. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

          Accounts Receivable Factoring
Factoring of customer trade accounts receivable is a significant part of our liquidity. Subject to certain limitations, UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At December 31, 2008, we had factoring relationships with six banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.
We sold approximately $197.9 million of receivables in 2008 and approximately $126.8 million in 2007. If receivables had not been factored, $80.1 million and $81.1 million of additional receivables would have been outstanding at December 31, 2008 and December 31, 2007, respectively. If we had not factored these receivables, we would have had to finance these receivables in some other way, including borrowings against our revolving credit line and reducing cash on hand. Our short term cash projections assume a significant increase over the $80.1 million of factored accounts receivable at December 31, 2008 based upon expected growth in business with certain customers.
          Short-Term Liquidity Outlook
We have implemented a number of measures to improve the level of cash generated by our operations in order to increase our liquidity. Specific actions taken include activities to align our cost structure with our customers’ spending and current market conditions. These restructuring activities include:
•	Employment cost savings — We have implemented hourly and salaried workforce reductions across all overhead and selling, general and administrative cost centers to align staffing levels with current business levels. At December 31, 2008, we had approximately 4,900 employees as compared to approximately 5,200 at December 31, 2007. Actions taken subsequent to December 31, 2008 have further reduced headcounts by an additional 200. Additionally, we have implemented wage freezes, suspended certain matching contributions to defined contribution and profit sharing plans and other cost reduction activities.

•	Additional cost savings — We have critically evaluated overall overhead and selling, general and administrative discretionary spending and have instituted “zero-board” discretionary spending, requiring additional approvals for all such spending across the Company.
2007 and 2008 capital spending levels were higher than 2009 estimated spending levels. 2007 and 2008 spending levels included $5.3 million for our two new facilities in China which are substantially complete, as well as funds to support other strategic initiatives. As part of our plans to conserve cash, 2009 capital spending will be limited to expenditures necessary to maintain current operations and projects that have payback periods generally no longer than six months. 2009 capital expenditures are expected to be in the range of $15.0 million to $20.0 million.
Additionally, we have implemented initiatives to reduce our investment in working capital. These reductions are expected to be achieved through focus on inventory reductions and initiatives related to accounts payable.
Based on our forecasts, we believe that cash flow from operations and available cash will be adequate to service debt, including the repayment of revolving credit borrowings upon the termination of our existing credit facility in June 2009, meet liquidity needs and fund necessary capital expenditures for the next twelve months.

          Long-Term Liquidity Outlook
As presently structured, UCI would be the sole source of cash for the payment of cash interest on the Holdco Notes beginning in 2012, and we can give no assurance that the cash for those interest payments will be available. In the future, we may also need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.
Contractual Obligations
     The following table is a summary of contractual cash obligations at December 31, 2008 (in millions):

	Payments Due by Period
	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Debt repayments (excluding interest) (1)	$25.5	$45.4	$375.3	$0.2	$446.4
Interest payments (2)	30.4	59.9	33.9	See (2) below	124.2
Estimated pension funding (3)	5.8	20.0	26.0	See (3) below	51.8
Other postretirement benefit payments (4)	0.8	1.5	1.6	See (4) below	3.9
Operating leases	5.5	8.9	7.2	10.1	31.7
Purchase obligations (5)	43.8	—	—	—	43.8
Management fee (6)	2.0	4.0	4.0	See (6) below	10.0
Unrecognized tax benefits (7)
Employment agreements	0.5	—	—	—	0.5

Total contractual cash obligations	$114.3	$139.7	$448.0	$10.3	$712.3

(1)	Does not include the $295.1 million of Holdco Notes outstanding. See Note 14 to the financial statements included in this Form 10-K.

(2)	Estimated interest payments are based on the assumption that (i) December 31, 2008 interest rates will prevail throughout all future periods, (ii) debt is repaid on its due date, and (iii) no new debt is issued. Interest payments beyond year 5 are less than $0.1 million. Nevertheless, estimated interest payments were excluded from the table after year 5.

(3)	Estimated pension funding is based on the current composition of pension plans and current actuarial assumptions. Pension funding will continue beyond year 5. Nevertheless, estimated pension funding is excluded from the table after year 5. See Note 16 to the financial statements included in this Form 10-K for the funding status of the Company’s pension plans at December 31, 2008.

(4)	Estimated benefit payments are based on current actuarial assumptions. Benefit payments will continue beyond year 5. Nevertheless, estimated payments are excluded from the table after year 5. See Note 16 to the financial statements included in this Form 10-K for the funding status of the Company’s other postretirement benefit plans at December 31, 2008.

(5)	Included in the purchase obligations is $4.4 million related to property, plant and equipment. The remainder is for materials, supplies and services routinely used in the Company’s normal operations.

(6)	The management fee is excluded from the table after year 5. The management fee is expected to continue at an annual rate of $2.0 million as long as the ownership of the Company does not change.

(7)	Possible payments of $4.1 million related to unrecognized tax benefits are not included in the table because management cannot make reasonable reliable estimates of when cash settlement will occur, if ever. These unrecognized tax benefits are discussed in Note 15 to the financial statements included in this Form 10-K.
Commitments and Contingencies
Environmental
UCI is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The lawsuit has proceeded to trial, which is expected to be completed in the first quarter of 2009, although it is uncertain when a decision will be rendered. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.9 million accrued at December 31, 2008 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters and in the outcome of litigation, such as the New Jersey litigation, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
In addition to the two matters discussed above, UCI has been named as a potentially responsible party at a site in Calvert City, Kentucky. UCI estimates settlement costs at $0.1 million for this site. Also, UCI is involved in regulated remediation at two of its manufacturing sites. The combined cost of the remediation is $0.6 million. The majority of the $0.7 million will be spent in the next two years. To date, the expenditures related to these three sites have been immaterial.

Antitrust Litigation
As of March 15, 2009, United Components, Inc. and its wholly owned subsidiary, Champion, were named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. Eight of these complaints also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not United Components, was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.
United Components and Champion were also named as two of multiple defendants in 17 similar complaints originally filed in the District of Connecticut, the Northern District of California, the Northern District of Illinois and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters. Two of these complaints also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice. Champion, but not United Components, was also named in 3 similar actions originally filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California. These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of three complaints which each allege a class period from January 1, 2002 to the present, and one complaint which alleges a class period from the “earliest legal permissible date” to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
On August 18, 2008, the Judicial Panel on Multidistrict Litigation (“JPML”) issued an order transferring the U.S. direct and indirect purchaser aftermarket filters cases to the Northern District of Illinois for coordinated and consolidated pretrial proceedings before the Honorable Robert W. Gettleman pursuant to 28 U.S.C. § 1407. On November 26, 2008, all of the direct purchaser plaintiffs filed a Consolidated Amended Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act. The direct purchaser plaintiffs seek damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees. On February 2, 2009, Champion filed its answer to the direct purchasers’ Consolidated Amended Complaint.
On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law. The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees. On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint. On that same date, Champion, United Components and the other defendants jointly filed a motion to dismiss the GASDA complaint. Pursuant to a stipulated agreement between the parties, all defendants produced limited initial discovery on January 30, 2009. The Court has ordered that all further discovery shall be stayed until after it rules on the motions to dismiss.
On January 12, 2009, Champion, but not United Components, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters. On March 5, 2009, one of the defendants filed a notice of removal to the U.S. District Court for the Central District of California, and then subsequently requested that the JPML transfer this case to the Northern District of Illinois for coordinated pre-trial proceedings.
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
Value-added Tax Receivable
UCI’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.3 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which UCI believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected UCI’s claims for these refunds, and the company has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 is not required until 2009, and UCI has not adopted for those certain nonfinancial assets and liabilities. Adoption of SFAS No. 157 in 2009 for those certain nonfinancial assets and liabilities is not expected to have a significant effect on UCI’s financial statements. For assets and liabilities other than those certain nonfinancial assets and liabilities, UCI adopted SFAS No. 157 on January 1, 2008. Adoption of this portion of SFAS No. 157 did not have a material impact on UCI’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. UCI did not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, adoption of SFAS No. 159 did not impact UCI’s financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on the occurrence of future acquisitions, if any, by UCI.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will change the name of “Minority Interest” to “Noncontrolling Interest.” This standard will also change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests, ($2.5 million and $3.3 million at December 31, 2008 and 2007, respectively) will be classified as shareholder’s equity, a change from its current classification with long-term liabilities. Losses attributable to minority interests ($0.9 million, $0.1 million, and $0.8 million for 2008, 2007 and 2006, respectively), will be included in net income, although such losses will be deducted to arrive at net income attributable to UCI.

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
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. UCI has periodically purchased recognized intangible assets. The adoption of FSP FAS 142-3 is not expected to have a material effect on UCI’s financial statements.
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
In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” to provide additional disclosures about transfers of financial assets. The disclosures required by FSP 140-4 are intended to provide more transparency to financial statement users about a transferor’s continuing interest involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. FSP FAS 140-4 is effective for fiscal years and interim periods that begin after December 15, 2008. UCI has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. However, UCI retains no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales. As such, FSP FAS 140-4 is not expected to have a significant effect on UCI’s financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.
Foreign Currency Exposure
     Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries where cost of sales is translated primarily at historical exchange rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2008, approximately 8% of our net sales were made by our foreign subsidiaries. Their combined net income was not material. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.
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

Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. In 2009, we expect to source approximately $70 million of components from China. The currency exchange rate from Chinese yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, the Chinese government has reduced its influence over the currency exchange rate, and let market conditions control to a greater extent. As a result, during the period from June 30, 2007 through June 30, 2008, the Chinese yuan strengthened against the U.S. dollar by approximately 11%. Less influence by the Chinese government will most likely result in the Chinese yuan continuing to strengthening against the U.S. dollar. A weakening U.S. dollar means that we must pay more U.S. dollars to obtain components from China, which equates to higher cost of sales. If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher cost of sales. In that event we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.
Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through December 31, 2008, the U.S. dollar strengthened against the Mexican peso by approximately 28% and has further strengthened by approximately 3% from January 1, 2009 through March 18, 2009. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but there are no assurances that we will be successful.
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of December 31, 2008, we had no foreign currency contracts outstanding. We do not engage in any speculative activities.
Interest Rate Risk
In connection with our senior credit facilities, we entered into interest rate swap agreements in August 2005. These agreements effectively converted $80 million of variable rate debt to fixed rate debt for the two years ended August 2007, and converted $40 million for the 12-month period ended August 2008. The variable component of the interest rate on borrowings under the senior credit facilities was based on LIBOR. Under the swap agreements, we paid 4.4% and received the then current LIBOR on $80 million through August 2007, and we paid 4.4% and received the then current LIBOR on $40 million for the 12-month period ending August 2008.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
United Components, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of United Components, Inc. and subsidiaries (the “Company”) (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Components, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 15, the Company changed its method of accounting for uncertain tax positions in 2007 due to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Further, as discussed in Note 16, the Company changed its method of accounting for pension and other postretirement benefits in 2007 due to the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans: an amendment of FASB Statement No. 87, 88, 106 and 132(R). Also as discussed in Note 20, the Company changed its method of accounting for share-based compensation in 2006 due to the adoption of FASB Statement No. 123(R), Share-Based Payment.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 30, 2009

United Components, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$46,612	$41,440
Accounts receivable, net	261,624	253,904
Inventories, net	159,444	142,621
Deferred tax assets	24,245	22,837
Other current assets	19,452	29,306

Total current assets	511,377	490,108

Property, plant and equipment, net	167,906	167,812
Goodwill	241,461	241,461
Other intangible assets, net	74,606	83,594
Deferred financing costs, net	2,649	3,701
Pension and other assets	1,823	11,478
Assets held for sale	—	1,300

Total assets	$999,822	$999,454

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$104,416	$102,553
Short-term borrowings	25,199	10,134
Current maturities of long-term debt	422	479
Accrued expenses and other current liabilities	85,730	95,169

Total current liabilities	215,767	208,335

Long-term debt, less current maturities	418,025	427,815
Pension and other postretirement liabilities	79,832	22,871
Deferred tax liabilities	3,560	27,338
Due to UCI Holdco	17,535	11,330
Minority interest	2,490	3,308
Other long-term liabilities	2,540	2,638

Total liabilities	739,749	703,635

Contingencies — Note 17

Shareholder’s equity
Common stock	—	—
Additional paid in capital	278,430	277,741
Retained earnings	21,243	11,316
Accumulated other comprehensive income (loss)	(39,600)	6,762

Total shareholder’s equity	260,073	295,819

Total liabilities and shareholder’s equity	$999,822	$999,454

The accompanying notes are an integral part of these statements.

United Components, Inc.
Consolidated Income Statements
(in thousands)

	Year ended December 31,
	2008	2007	2006
Net sales	$880,441	$969,782	$906,050
Cost of sales	702,522	748,822	728,511

Gross profit	177,919	220,960	177,539

Operating (expenses) income
Selling and warehousing	(62,906)	(61,146)	(60,047)
General and administrative	(49,320)	(49,239)	(42,636)
Amortization of acquired intangible assets	(6,349)	(7,000)	(6,651)
Costs of integration of water pump operations and resulting asset impairment losses (Note 3)	(2,380)	(696)	(6,981)
Costs of closing facilities and consolidating operations and gain from sale of assets (Note 5)	—	1,498	(6,364)
Trademark impairment loss (Note 11)	(500)	(3,600)	—

Operating income	56,464	100,777	54,860

Other expense
Interest expense, net	(34,192)	(40,706)	(43,262)
Write-off of deferred financing costs (Note 14)	—	—	(2,625)
Management fee expense	(2,000)	(2,000)	(2,000)
Miscellaneous, net	(2,689)	(2,739)	(137)

Income before income taxes	17,583	55,332	6,836
Income tax expense	(7,656)	(19,953)	(694)

Net income from continuing operations	9,927	35,379	6,142

Discontinued operations (Note 4)
Net income from discontinued operations, net of tax	—	—	2,061
Gain (loss) on sale of discontinued operations, net of tax	—	2,707	(16,877)

	—	2,707	(14,816)

Net income (loss)	$9,927	$38,086	$(8,674)

The accompanying notes are an integral part of these statements.

United Components, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities of continuing operations:
Net income (loss)	$9,927	$38,086	$(8,674)
Less:
Net income from discontinued operations, net of tax	—	—	2,061
Gain (loss) on sale of discontinued operations, net of tax	—	2,707	(16,877)

Net income from continuing operations	9,927	35,379	6,142
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	36,970	35,308	35,334
Amortization of deferred financing costs and debt issuance costs	1,684	2,083	2,510
Deferred income taxes	796	12,883	(2,188)
Gain on sale of Mexican land and building	—	(1,716)	—
Non-cash write off of deferred financing costs	—	—	2,625
Non-cash asset write-downs described in Notes 3 and 5	—	—	7,542
Trademark impairment loss	500	3,600	—
Other non-cash, net	2,978	3,232	3,051
Changes in operating assets and liabilities
Accounts receivable	(9,538)	(24,908)	3,033
Inventories	(19,088)	15,403	27,041
Other current assets	9,513	304	(7,325)
Accounts payable	2,955	9,833	(11,999)
Accrued expenses and other current liabilities	(9,414)	(2,501)	1,804
Other assets	252	(2,152)	4,530
Due to UCI Holdco	6,205	11,330	—
Other long-term liabilities	(1,317)	(4,948)	1,803

Net cash provided by operating activities of continuing operations	32,423	93,130	73,903

Cash flows from investing activities of continuing operations:
Proceeds from sale of Mexican land and building	—	6,637	—
Purchase price of the ASC acquisition, net of cash acquired	—	—	(123,634)
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	—	2,202	65,177
Capital expenditures	(31,940)	(29,687)	(22,846)
Proceeds from sale of property, plant and equipment	421	1,836	1,611

Net cash used in investing activities of continuing operations	(31,519)	(19,012)	(79,692)

Cash flows from financing activities of continuing operations:
Issuance of debt	27,993	20,760	113,000
Financing fees	—	—	(3,636)
Debt repayments	(23,407)	(84,884)	(66,853)
Dividend paid to UCI Holdco	—	—	(35,305)
Shareholder’s equity contributions	—	—	8,515

Net cash provided by (used in) financing activities of continuing operations	4,586	(64,124)	15,721

Discontinued operations:
Net cash used in operating activities of discontinued operations	—	—	(1,472)
Net cash used in investing activities of discontinued operations	—	—	(2,864)
Effect of exchange rate changes on cash of discontinued operations	—	—	(341)

Effect of exchange rate changes on cash	(318)	(77)	86

Net increase in cash and cash equivalents	5,172	9,917	5,341
Cash and cash equivalents at beginning of year	41,440	31,523	26,182

Cash and cash equivalents of continuing operations at end of year	$46,612	$41,440	$31,523

The accompanying notes are an integral part of these statements.

United Components, Inc.
Consolidated Statements of Changes in Shareholder’s Equity
(in thousands)

				Accumulated
		Additional	Retained	Other	Total
	Common	Paid In	Earnings	Comprehensive	Shareholder’s	Comprehensive
	Stock	Capital	(Deficit)	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2006	$—	$263,636	$17,546	$(836)	$280,346
Additions to paid in capital		8,515			8,515
Dividend paid to UCI Holdco, Inc.			(35,305)		(35,305)
Recognition of stock based compensation expense		1,598			1,598
Cumulative effect adjustment due to the adoption of SFAS No. 158				(2,425)	(2,425)
Comprehensive loss
Net loss			(8,674)		(8,674)	$(8,674)
Other comprehensive income
Interest rate swaps (after $(87) of income tax)				146	146	146
Foreign currency (after $66 of income tax)				278	278	278
Pension and OPEB liability (after $(187) of income tax)				303	303	303

Total comprehensive loss						$(7,947)

Balance at December 31, 2006	$—	$273,749	$(26,433)	$(2,534)	$244,782

Balance at January 1, 2007	$—	$273,749	$(26,433)	$(2,534)	$244,782
Effect of adopting FIN 48			(337)		(337)
Recognition of stock based compensation expense		3,445			3,445
Tax effect of exercise of UCI Holdco stock options		547			547
Comprehensive income
Net income			38,086		38,086	$38,086
Other comprehensive income
Interest rate swaps (after $293 of income tax)				(478)	(478)	(478)
Foreign currency (after $68 of income tax)				845	845	845
Pension and OPEB liability (after $(5,565) of income tax)				8,929	8,929	8,929

Total comprehensive income						$47,382

Balance at December 31, 2007	$—	$277,741	$11,316	$6,762	$295,819

Balance at January 1, 2008	$—	$277,741	$11,316	$6,762	$295,819
Recognition of stock based compensation expense		833			833
Tax effect of exercise of UCI Holdco stock options		(144)			(144)
Comprehensive loss
Net income			9,927		9,927	$9,927
Other comprehensive income
Interest rate swaps (after $3 of income tax)				4	4	4
Foreign currency (after $(134) of income tax)				(4,357)	(4,357)	(4,357)
Pension and OPEB liability (after $25,994 of income tax)				(42,009)	(42,009)	(42,009)

Total comprehensive loss						$(36,435)

Balance at December 31, 2008	$—	$278,430	$21,243	$(39,600)	$260,073

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Consolidated Financial Statements
NOTE 1 — GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
General
United Components, Inc. (“UCI”) is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At December 31, 2008, affiliates of The Carlyle Group owned 90.9% of Holdco’s common stock, and the remainder was owned by certain current and former members of UCI’s senior management and board of directors. At December 31, 2008, Holdco had $295.1 million of Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The Holdco Notes do not appear on UCI’s balance sheet and the related interest expense is not included in UCI’s income statement. See Note 14.
On May 25, 2006, UCI acquired ASC Industries, Inc. See Note 2.
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. See Note 4.
On November 30, 2006, UCI sold its lighting systems operation. See Note 4.
UCI operates through its subsidiaries. UCI manufactures and distributes vehicle parts, primarily servicing the vehicle replacement parts market in North America and Europe.
In these notes to the financial statements, the term “UCI” refers to United Components, Inc. and its subsidiaries and the term “United Components” refers to United Components, Inc. without its subsidiaries.
A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.
Principles of Consolidation
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
In order to obtain exclusive contracts with certain customers, we may incur up-front costs or assume the cost of returns of products sold by the previous supplier. These costs are capitalized and amortized over the life of the contract. The amortized amounts are recorded as a reduction of sales.
New business changeover costs also can include the costs related to removing a new customer’s inventory and replacing it with UCI inventory, commonly referred to as a “stocklift.” Stocklift costs are recorded as a reduction to revenue when incurred.
Cash Equivalents
Certificates of deposit, commercial paper, and other highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

United Components, Inc.
Notes to Consolidated Financial Statements
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
Major renewals and improvements of property, plant and equipment are capitalized, and repairs and maintenance costs are expensed as incurred. Repairs and maintenance expenses for the years ended December 31, 2008, 2007 and 2006 were $6.1 million, $5.7 million, and $5.8 million, respectively.
Most of UCI’s trademarks have indefinite lives and are not amortized; instead they are subject to impairment evaluations. Trademarks with finite lives and other intangible assets are amortized over their useful lives on an accelerated or straight-line basis commensurate with the expected benefits received from such intangible assets.
Goodwill and Trademarks with Indefinite Lives
Goodwill is subject to annual review unless conditions arise that require a more frequent evaluation. The review for impairment is based on a two-step accounting test. The first step is to compare the estimated fair value of UCI with the recorded net book value (including the goodwill). If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill, and the recorded amount is written down to the hypothetical amount, if lower.
We perform our annual goodwill impairment review in the fourth quarter of each year using discounted future cash flows of the Company’s one reporting unit. Management retained the services of an independent valuation company in order to assist in evaluating the estimated fair value of the company. The process of evaluating the potential impairment of goodwill is subjective because it requires the use of estimates and assumptions as to future cash flows of the company and discount rates commensurate with the risks involved in the assets. Although we base cash flow forecasts on assumptions that are consistent with plans and estimates we use to manage our company, there is significant judgment in determining the cash flows. After determining the fair values of our company as of December 31, 2008, it was determined that no impairment existed.
Trademarks with indefinite lives are tested for impairment on an annual basis in the fourth quarter, unless conditions arise that would require a more frequent evaluation. In assessing the recoverability of these assets, projections regarding estimated discounted future cash flows and other factors are made to determine if an impairment has occurred. If UCI concludes that there has been an impairment, UCI will write down the carrying value of the asset to its fair value. In 2008 and 2007, UCI recorded trademark impairment losses of $0.5 million and $3.6 million, respectively.

United Components, Inc.
Notes to Consolidated Financial Statements
Each year, UCI evaluates those trademarks with indefinite lives to determine whether events and circumstances continue to support the indefinite useful lives. Other than the impaired trademark mentioned above, UCI has concluded that events and circumstances continue to support the indefinite lives of these trademarks.
Impairment of Long-Lived Assets, other than Goodwill and Trademarks with Indefinite Lives and Long-Lived Assets to be Disposed of
UCI evaluates all of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of such long-lived assets is measured by a comparison of the carrying amount of the asset to the future undiscounted net cash flows that are expected to be generated by the asset. If the carrying amount exceeds the expected undiscounted future cash flows, the asset is considered to be impaired. If an asset is considered to be impaired, it is written down to fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Notes 3, 5 and 11 for impairment losses recorded in 2008, 2007 and 2006.
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
UCI records a liability for uncertain tax positions where management concludes that the likelihood of sustaining such positions upon examination by taxing authorities is less than “more likely than not”. UCI also records any interest and penalties related to these unrecognized tax benefits as a component of “Income tax expense.”
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
Foreign Currency Transactions
Transaction foreign exchange gains and losses are included in “Cost of sales” in the income statement. The net foreign exchange gains (losses) were $(2.6) million, $0.5 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

United Components, Inc.
Notes to Consolidated Financial Statements
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
Advertising is expensed as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $2.9 million, $2.9 million, and $3.8 million, respectively.
General and administrative expenses includes the costs of executive, accounting and administrative personnel (including pension, postretirement and other fringe benefits), professional fees, insurance, provisions for doubtful accounts, rent and information technology costs.
Stock-Based Compensation
UCI Holdco adopted a stock option plan in 2003. In December 2008, the Board of Directors of UCI Holdco approved the adoption of an amended and restated equity incentive plan that represented a complete amendment, restatement and continuation of the previous stock option plan. The amended and restated equity incentive plan permits the granting of options to purchase shares of common stock of UCI Holdco to UCI’s employees, directors, and consultants, as well as the granting of restricted shares of UCI Holdco common stock.
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

United Components, Inc.
Notes to Consolidated Financial Statements
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
Defined Benefit Pension and Other Post Retirement Plans
At December 31, 2006, UCI adopted Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 16 for the effects of adopting SFAS No. 158.
New Accounting Pronouncements
On January 1, 2007, UCI adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” The effect was immaterial to UCI’s financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 is not required until 2009, and UCI has not adopted it for those certain nonfinancial assets and liabilities. Adoption of SFAS No. 157 in 2009 for those certain nonfinancial assets and liabilities is not expected to have a significant effect on UCI’s financial statements. For assets and liabilities other than those certain nonfinancial assets and liabilities, UCI adopted SFAS No. 157 on January 1, 2008. Adoption of this portion of SFAS No. 157 did not have a material impact on UCI’s financial statements.

United Components, Inc.
Notes to Consolidated Financial Statements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115.” SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. UCI did not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, adoption of SFAS No. 159 did not impact UCI’s financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R will replace SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on the occurrence of future acquisitions, if any, by UCI.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51, which will be adopted on January 1, 2009. This standard will change the name of “Minority Interest” to “Noncontrolling Interest.” This standard will also change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, noncontrolling interests, ($2.5 million and $3.3 million at December 31, 2008 and 2007, respectively) will be classified as shareholder’s equity, a change from its current classification with long-term liabilities. Losses attributable to minority interests ($0.9 million, $0.1 million, and $0.8 million for 2008, 2007 and 2006, respectively), will be included in net income, although such losses will be deducted to arrive at net income attributable to UCI.
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
In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years and interim periods that begin after November 15, 2008. UCI has periodically purchased recognized intangible assets. The adoption of FSP FAS 142-3 is not expected to have a material effect on UCI’s financial statements.
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
In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” to provide additional disclosures about transfers of financial assets. The disclosures required by FSP 140-4 are intended to provide more transparency to financial statement users about a transferor’s continuing interest involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. FSP FAS 140-4 is effective for fiscal years and interim periods that begin after December 15, 2008. UCI has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. However, UCI retains no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales. As such, FSP FAS 140-4 is not expected to have a significant effect on UCI’s financial statements.

United Components, Inc.
Notes to Consolidated Financial Statements
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

United Components, Inc.
Notes to Consolidated Financial Statements
In the fourth quarter of 2007, UCI recorded a $1.8 million pre-tax benefit resulting from the favorable resolution of certain pre-acquisition ASC liabilities. The 2007 income statement includes $1.4 million in “Cost of sales” and $0.4 million in “General and administrative.”
Pro Forma Information
The unaudited pro forma income statement information presented below is based on the historical income statements of UCI and ASC and has been adjusted on a pro forma basis to give effect to the ASC Acquisition and the related financing, as if they had occurred on January 1, 2006. The pro forma adjustments give effect to (i) the allocation of the ASC Acquisition purchase price, (ii) UCI’s ASC Acquisition related financing, and (iii) the repayment by ASC of $81.6 million of ASC debt and other ASC obligations from the proceeds received in connection with the ASC Acquisition, as if they occurred on January 1, 2006.
The unaudited pro forma financial information does not purport to represent what the results of operations would have been had the ASC Acquisition occurred as of the date indicated, or what results will be in future periods.

(in millions)
Year ended
December 31, 2006
Net sales	$948.0
Operating income	68.0
Net income from continuing operations	14.2
Net loss	(0.7)
The 2006 pro forma results include the 2006 losses described in Notes 3 and 5.
NOTE 3 — COSTS OF INTEGRATION OF WATER PUMP OPERATIONS AND RESULTING ASSET IMPAIRMENT LOSSES
Before the ASC Acquisition, UCI manufactured and distributed water pumps for all market channels. In 2007, UCI completed integrating its pre ASC-acquisition water pump operations with the water pump operations of ASC. By mid-2007, all domestic water pump manufacturing has been combined at ASC’s manufacturing facilities. UCI’s pre ASC-acquisition water pump facility was closed as of July 2007.
2006 Losses
The water pump integration process began in June of 2006. In 2006, UCI recorded a total of $10.9 million of expenses related to the integration. Of these costs, $7.0 million were recorded in the income statement in “Costs of integration of water pump operations and resulting asset impairment losses,” and $3.9 million were recorded in “Cost of sales.” The combined $10.9 million of 2006 expenses were as follows (in millions):

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
Severance expense is discussed below.
2007 Expenses and Gain
In 2007, UCI recorded additional pre-tax expenses and a gain related to the water pump integration. In 2007, $0.7 million of these costs are included in the income statement in “Costs of integration of water pump operations and resulting asset impairment losses,” and $4.7 million of these costs are included in “Cost of sales.” The combined net $5.4 million of 2007 expenses and gain were as follows (in millions):

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
2008 Expenses
In 2008, UCI recorded additional pre-tax expense related to the water pump integration. These costs are reported in the income statement in “Costs of integration of water pump operations and resulting asset impairment losses.” These costs were as follows (in millions):

Cost of integration
of
water pump
operations
Severance	$0.2
Costs of maintaining the pre-acquisition water pump facility	0.6
Additional asset impairments	1.6

$2.4

United Components, Inc.
Notes to Consolidated Financial Statements
In the fourth quarter of 2008, in light of current market and economic conditions, UCI wrote down the carrying value of the pre-ASC Acquisition water pump manufacturing facility from $1.3 million to zero. Also in the fourth quarter of 2008, UCI recorded a $0.3 million impairment loss on pre-ASC Acquisition water pump equipment that was no longer useable.
Severance expense
As part of the water pump integration, UCI closed its pre-acquisition water pump manufacturing facility and substantially all of that facility’s employees were terminated. All 311 permanent employees of this facility were eligible for severance benefits, which were earned only if the employee remained employed until a Company-designated termination date. The severance benefit was (i) a three month continuation of medical insurance after termination and (ii) a lump sum payment, which varied based on years of service. The benefits resulted in $3.5 million of severance costs. $1.7 million of these costs were expensed in 2006. $1.6 million of these costs were expensed ratably over the 2007 employment periods of the affected employees and $0.2 million were expensed in 2008.
Of the total $3.5 million of severance costs, $0.3 million was paid in 2006; $2.8 million was paid in 2007; and $0.4 million was paid in 2008.
Balance sheet amounts
The following table presents accrued liabilities balances related to the water pump integration costs as of December 31, 2006, 2007 and 2008 along with the 2007 and 2008 changes (in millions):

	Accrued	Other
	severance	liabilities
December 31, 2006 balance	$1.4	$0.2
Additional loss provision	1.6	—
Payments	(2.8)	(0.2)

December 31, 2007 balance	0.2	—
Additional loss provision	0.2	—
Payments	(0.4)	—

December 31, 2008 balance	$—	$—

As discussed above, in the fourth quarter of 2008, UCI wrote down the carrying value of the pre-ASC Acquisition water pump land and building to zero. At December 31, 2008, 2007 and 2006, the carrying value of this land and building was $0, $1.3 million and $1.6 million, respectively. This land and building is classified as “Assets held for sale” in the 2007 and 2006 balance sheets. In 2007, UCI realized $0.3 million more than the 2006 estimated realizable value from the disposal of pre-ASC Acquisition equipment that was not used when the water pump integration was completed. This $0.3 million gain was offset by a $0.3 million reduction in the estimated realizable value of the pre-ASC Acquisition water pump land and building.
NOTE 4 — DISCONTINUED OPERATIONS
2006 Sales of Operations
On June 30, 2006, UCI sold its driveline components operation and its specialty distribution operation. These operations were sold to two separate buyers for a combined $33.4 million in cash, net of fees and expenses. In connection with the driveline components transaction, UCI retained $4.9 million of pension liabilities. UCI recorded an $18.5 million after-tax loss on the sale of these discontinued operations.

United Components, Inc.
Notes to Consolidated Financial Statements
On November 30, 2006, UCI sold its lighting systems operation for $37.2 million in cash, net of fees and expenses. In 2006, UCI recorded a $1.6 million after-tax gain on this sale. The final sale price was subject to post-closing adjustments related to working capital and possible additional proceeds if a lighting systems building were sold. In the third quarter of 2007, the final working capital amounts were settled favorably and the building was sold. Accordingly, UCI recorded an additional $2.7 million after-tax gain in 2007. A final post-closing adjustment was possible if, by the second quarter of 2008, the lighting system operation made structural changes to its pension plan which resulted in a reduction in the actuarially-determined deficit. In 2008, UCI was informed that such changes were not made.
2006 results of discontinued operations
The operating results of all three of the sold operations are presented as discontinued operations in UCI’s 2006 consolidated income statements. Net sales and income before income taxes for these discontinued operations were $124.4 million and $3.6 million, respectively.
The $3.6 million of pre-tax income includes a deduction for allocated interest expense of $0.3 million for the year ended December 31, 2006. Interest expense is allocated to discontinued operations in accordance with EITF Issue No. 87-24, which requires allocation of interest expense to discontinued operations to the extent UCI is required to repay debt as a result of a disposition transaction.
NOTE 5 — COSTS OF CLOSING FACILITIES AND CONSOLIDATING OPERATIONS AND GAIN FROM SALE OF ASSETS
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

United Components, Inc.
Notes to Consolidated Financial Statements
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
NOTE 6 — TERMINATION OF PAY-ON-SCAN PROGRAM
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
NOTE 7 — ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in UCI’s allowance for doubtful accounts were as follows (in millions):

	December 31,
	2008	2007	2006
Beginning of year	$2.3	$2.7	$2.5
Addition due to ASC Acquisition	—	—	0.1
Provision for doubtful accounts	2.0	(0.2)	0.3
Accounts written off	(0.3)	(0.2)	(0.2)

	$4.0	$2.3	$2.7

NOTE 8 — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements at its discretion as part of its overall cash management activities. Pursuant to these agreements, UCI sold $197.9 million and $126.8 million of receivables during 2008 and 2007, respectively.
If receivables had not been factored, $80.1 million and $81.1 million of additional receivables would have been outstanding at December 31, 2008 and 2007, respectively. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were discounts deducted by the factoring companies. These costs were $3.5 million, $2.9 million and $1.0 million in 2008, 2007 and 2006, respectively. These costs are recorded in the consolidated income statement in “Miscellaneous, net.”

United Components, Inc.
Notes to Consolidated Financial Statements
NOTE 9 — INVENTORIES
The components of inventories were as follows (in millions):

	December 31,
	2008	2007
Raw materials	$55.3	$45.8
Work in process	34.6	33.0
Finished products	84.4	79.4
Valuation reserves	(14.9)	(15.6)

	$159.4	$142.6

NOTE 10 — PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following (in millions):

		December 31,
	Depreciable Life	2008	2007
Land and improvements	5-10 years
	(for improvements)	$6.1	$6.3
Buildings and improvements	5-40 years	67.2	64.7
Equipment	3-15 years	222.3	197.2

		295.6	268.2
Less accumulated depreciation		(127.7)	(100.4)

		$167.9	$167.8

Included in equipment shown above are cumulative additions of approximately $3.6 million at each of December 31, 2008 and 2007, respectively, under capital lease obligations. The related accumulated depreciation was approximately $1.8 million and $1.2 million at December 31, 2008 and 2007, respectively.
Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $28.0 million, $25.7 million and $26.2 million, respectively.
The fair value of UCI’s asset retirement obligations (“AROs”) are recorded as liabilities with the offsetting associated asset retirement costs capitalized as part of the carrying amount of the related buildings. The asset retirement costs are amortized over the useful life of the building. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The liabilities for AROs were $1.0 million and $0.8 million at December 31, 2008 and 2007, respectively.

United Components, Inc.
Notes to Consolidated Financial Statements
NOTE 11 — OTHER INTANGIBLE ASSETS
The components of other intangible assets were as follows (in millions):

		December 31, 2008			December 31, 2007
			Accumulated			Accumulated
	Amortizable Life	Gross	amortization	Net	Gross	amortization	Net
Acquired intangible assets
Customer relationships	3 – 20 years	$62.1	$(27.9)	$34.2	$62.1	$(23.1)	$39.0
Technologies	10 years	8.9	(6.3)	2.6	8.9	(5.4)	3.5
Trademarks	10 years	4.3	(1.7)	2.6	4.3	(1.0)	3.3
Trademarks	Indefinite	25.5	—	25.5	26.0	—	26.0
Integrated software system	7 years	18.2	(8.5)	9.7	17.7	(5.9)	11.8

		$119.0	$(44.4)	$74.6	$119.0	$(35.4)	$83.6

In 2007, UCI recognized a trademark impairment loss of $3.6 million. This non-cash loss was due to a customer’s decision to market a significant portion of UCI-supplied products under the customer’s own private label brand, instead of UCI’s brand. The customer’s decision to market using its own private label brand has not affected and is not expected to affect UCI’s sales of these products.
In 2008, UCI recognized an additional impairment loss of $0.5 million on the same trademark that was written down in 2007.
The estimated amortization expense related to acquired intangible assets and the integrated software system for each of the succeeding five years is (in millions):

	Acquired	Integrated
	intangible	software
	assets	system
2009	$5.7	$2.5
2010	5.2	2.5
2011	4.7	2.5
2012	4.2	1.7
2013	3.7	—
NOTE 12 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31,
	2008	2007
Salaries and wages	$2.7	$3.5
Bonuses and profit sharing	3.5	8.8
Vacation pay	4.4	4.7
Product returns	32.0	28.1
Rebates, credits and discounts due customers	10.8	10.9
Insurance	11.5	9.8
Taxes payable	4.8	10.4
Interest	2.1	2.6
Other	13.9	16.4

	$85.7	$95.2

United Components, Inc.
Notes to Consolidated Financial Statements
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
In 2008, UCI identified an unusually high level of warranty returns related to one category of parts. When these parts are subjected to certain conditions, they experience a higher than normal failure rate. As a result of the higher than normal failure rate, a $6.7 million warranty loss provision was recorded in 2008. This loss provision is included in the line captioned “Additional reductions to sales” in the table below. UCI has modified the design of these parts to eliminate this issue.
UCI routinely monitors returns data and adjusts estimates based on this data.

Changes in UCI’s product returns accrual were (in millions):

	Year ended December 31,
	2008	2007	2006
Beginning of year	$28.1	$28.6	$26.2
Addition due to ASC Acquisition	—	—	1.4
Cost of unsalvageable returned parts	(51.6)	(46.6)	(50.2)
Additional reductions to sales	55.5	46.1	51.2

End of year	$32.0	$28.1	$28.6

NOTE 14 — DEBT
The Company’s debt is summarized as follows (in millions):

	December 31,
	2008	2007
Short-term borrowings	$5.2	$10.1
Revolving credit line borrowing	20.0	—
Capital lease obligations	1.2	1.8
Term loan	190.0	200.0
Senior subordinated notes	230.0	230.0
Debt issuance costs	(2.8)	(3.5)

	443.6	438.4
Less:
Short-term borrowings	5.2	10.1
Revolving credit line borrowing	20.0	—
Current maturities	0.4	0.5

Long-term debt	$418.0	$427.8

UCI’s balance sheet does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. Interest on Holdco Notes is payable “in kind” through December 2011, therefore UCI Holdco has no cash interest payments until that date.

United Components, Inc.
Notes to Consolidated Financial Statements
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
Cash fees related to the new Amended and Restated Credit Agreement were $3.6 million. This $3.6 million was recorded as an addition to “Deferred financing costs, net” and is amortized as interest expense over the remaining life of the new debt. In 2006, UCI recorded a $2.6 million loss to write off the unamortized deferred financing costs related to the previously outstanding debt, which was replaced by the borrowing under the new credit facility. This $2.6 million loss is recorded as “Write-off of deferred financing costs” in the 2006 income statement.
     Term loan
The term loan is secured by all tangible and intangible assets of UCI. Interest is payable quarterly or more frequently depending on the Eurodollar interest periods that may be elected by UCI. The interest rate is variable and is determined as described in the second paragraph below.
UCI may select from two options to determine the interest rate on the term loan and revolving credit borrowings. The two options are the Base Rate or Eurodollar Rate plus, in each case, an applicable margin. The applicable margin is subject to adjustment based on a consolidated leverage ratio, as defined. The Base Rate is a fluctuating interest rate equal to the higher of (a) the prime lending rate as set forth on the British Banking Association Telerate page 5 or another comparable page and (b) the Federal funds effective rate plus 0.50%. At December 31, 2008 and 2007, the interest rate was 4.39% and 6.91%, respectively. In addition to interest on outstanding borrowings, UCI is required to pay a commitment fee on any unused revolving credit facility commitments at a per annum rate of 0.50%, subject to adjustment based upon the consolidated leverage ratio, as defined. (See Note 22 for the impact of interest rate swaps.)
In 2008, 2007 and 2006, UCI voluntarily prepaid $10 million, $65 million and $65 million, respectively, of the senior credit facility term loan.
     Revolving credit facility
UCI’s senior credit facility also includes a $75 million revolving credit facility, which is available until June 2009. Revolving credit borrowings are also secured by all tangible and intangible assets of UCI. The interest rate is variable and is determined in the same manner as the term loan discussed above.
Lehman Brothers Commercial Paper Inc. (“Lehman”), the administrative agent under UCI’s senior credit facility and one of the syndication banks that fund senior UCI revolving credit borrowings, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008. Of our total $75.0 million revolving credit line, Lehman’s commitment is $9.5 million. In September 2008, we borrowed $20.0 million under our revolving credit facility, and Lehman did not fund its pro rata share. Because of the bankruptcy filing, we are evaluating our options as to the administrative agent under our credit facility, and we are conducting our cash management based on the presumption that Lehman will not fund any of Lehman’s $9.5 million commitment under our revolving credit line.
At December 31, 2008, revolving credit borrowings were $20.0 million and $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit. Excluding Lehman’s $9.5 million commitment, we had $36.1 million of unused borrowing capacity at December 31, 2008. We are currently in negotiations to extend or replace our revolving credit facility; however, in the current environment, we cannot be assured that our revolving credit facility will be available for borrowing, or that we will be able to extend or replace the revolving credit facility upon its expiration in June 2009. We are conducting our cash management under the presumption that will be unable to replace the revolving credit facility upon its expiration.

United Components, Inc.
Notes to Consolidated Financial Statements
Covenants and other provisions — The senior credit facilities require UCI to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facilities include certain negative covenants restricting or limiting UCI’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter UCI’s business. UCI is in compliance with all of these covenants.
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
Short-term borrowings — At December 31, 2008, short-term borrowings included $2.3 million of a Spanish subsidiary’s notes payable and $2.9 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2007, short-term borrowings included $1.2 million of a Spanish subsidiary’s notes payable and $8.9 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2008, the interest rate on the Spanish subsidiary’s notes payable and the Chinese subsidiaries’ notes payable was 3.7% and 5.3%, respectively. At December 31, 2007, the interest rate on the Spanish subsidiary’s notes payable and the Chinese subsidiaries’ notes payable was 5.2% and 6.5%, respectively. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.
Future payments — The following is a schedule of future payments of debt at December 31, 2008 (in millions):

2009	$25.5
2010	0.2
2011	45.2
2012	145.2
2013	230.1
Thereafter	0.2

$446.4

Interest expense — Net interest expense in 2008 was $34.2 million, including $0.1 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $10 million of the senior credit facility term loan. Net interest expense in 2007 was $40.7 million, including $0.6 million of accelerated write-off of deferred financing costs due to the voluntary prepayments of $65 million of the senior credit facility term loan. Net interest expense in 2006 was $43.3 million, including a $0.6 million senior credit agreement amendment fee and $0.7 million of accelerated write-off of deferred financing costs due to the voluntary prepayment of $65 million of the senior credit facility term loan. $0.2 million of interest was capitalized in 2007. No interest was capitalized in 2008 and 2006.
Holdco Notes — As of December 31, 2008, UCI Holdco, had $295.1 million of Holdco Notes outstanding. The Holdco Notes bear interest at a rate based upon LIBOR plus a spread. This rate was 10.0% at December 31, 2008. The Holdco Notes do not appear on UCI’s balance sheet and the related interest expense is not included in UCI’s income statement. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The interest is payable “in kind” through December 2011, so that UCI Holdco has no cash interest payable until after that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow of the Company until that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the Notes indenture, so the Company expects that the covenant of the Holdco Notes will have no effect on the current operations of UCI.

United Components, Inc.
Notes to Consolidated Financial Statements
NOTE 15 — INCOME TAXES
The components of income before income taxes were as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Income (loss) before income taxes
United States	$15.8	$59.8	$10.7
Foreign	1.8	(4.5)	(3.9)

	$17.6	$55.3	$6.8

Components of income tax expense (benefit) were as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Current
Federal	$3.8	$6.0	$—
State	0.9	1.7	1.5
Foreign	2.5	(1.3)	1.8

	7.2	6.4	3.3

Deferred
Federal	2.0	12.6	(2.9)
State	0.4	1.0	0.5
Foreign	(1.9)	—	(0.2)

	0.5	13.6	(2.6)

	$7.7	$20.0	$0.7

A reconciliation of income taxes computed at the United States Federal statutory tax rate to income tax expense follows (in millions):

	Year ended December 31,
	2008	2007	2006
Income tax expense (benefit) at U.S. Federal statutory rate	$6.1	$19.4	$2.4
R&D tax credit	—	(0.2)	(0.2)
Federal income taxes related to “check the box” election and insolvency loss of a foreign subsidiary	3.4	(1.4)	(2.7)
Foreign income not taxable, foreign income tax losses not benefited and rate differential	(2.0)	1.8	1.5
State income taxes, net of Federal income tax benefit	0.7	1.8	1.2
Adjust ASC pre-acquisition deferred tax liabilities	—	(1.1)	—
Other, net	(0.5)	(0.3)	(1.5)

Income tax expense	$7.7	$20.0	$0.7

The adjustment in the above table for “Adjust ASC pre-acquisition deferred tax liabilities” is to reflect the finally determined tax basis of ASC pre-acquisition intangible assets. “Other, net” in the above table is primarily reductions of prior year-end tax liabilities to reflect the actual tax expense reported in subsequently filed tax returns.

United Components, Inc.
Notes to Consolidated Financial Statements
Deferred taxes were attributable to the following (in millions):

	December 31,
	2008	2007
Deferred tax assets
Pension and postretirement benefits	$6.8	$7.5
Product returns and warranty accruals	12.7	10.7
Inventory valuation	7.1	7.9
Net operating loss carryforwards	4.0	4.1
Vacation accrual	1.2	1.3
Insurance accruals	2.8	3.0
Allowance for doubtful accounts	1.4	0.8
Tax credit carryforwards	0.3	0.3
Pension liability adjustment included in other comprehensive income (loss)	22.7	—
Other accrued liabilities	1.9	1.3
Other	2.1	2.1

	63.0	39.0

Less: valuation allowance for foreign tax credit carryforwards and foreign net operating loss carryforwards	(4.2)	(4.3)

Total deferred tax assets	58.8	34.7

Deferred tax liabilities
Depreciation and amortization	(15.6)	(16.2)
Goodwill amortization for tax, but not book	(17.8)	(14.2)
Acquired Intangible assets	(2.2)	(2.5)
Pension liability adjustment included in other comprehensive income (loss)	—	(3.3)
Prepaid expenses	(1.7)	(2.1)
Other	(0.8)	(0.9)

Total deferred tax liabilities	(38.1)	(39.2)

Net deferred tax assets (liabilities)	$20.7	$(4.5)

The net deferred tax assets were included in the balance sheet as follows (in millions):

	December 31,
	2008	2007
Deferred tax assets	$24.3	$22.8
Deferred tax liabilities	(3.6)	(27.3)

Net deferred tax assets (liabilities)	$20.7	$(4.5)

In 2007, UCI elected to carryback its 2006 U.S. federal net operating loss to the 2004 tax year. Approximately $8.3 million of the refund was outstanding at December 31, 2007 and is included in “Other current assets” at December 31, 2007. This refund was received in 2008.
At December 31, 2007, UCI had valuation allowances for all of the deferred tax assets associated with foreign net operating loss carryforwards. In 2008, UCI concluded that $0.6 million of these deferred tax assets would be realized and, consequently, in 2008 reduced the valuation allowances by $0.6 million. This reduction resulted in a $0.6 million benefit in 2008 income tax expense.
At December 31, 2008, UCI had $11.0 million of foreign net operating loss carryforwards with no expiration date, $0.4 million of foreign net operating losses which expire in 2013 and $0.3 million of foreign tax credit carryforwards which expire in 2013 and 2014. In assessing the realization of the deferred tax assets related to these carryforwards, UCI has determined that it is more likely than not that $3.7 million of these deferred tax assets will not be realized. Therefore, a valuation allowance has been recorded for these carryforwards.
At December 31, 2008, UCI has various state net operating loss carryforwards totaling $19.4 million which expire at various times. In assessing the realization of the deferred tax asset related to the state carryforwards, UCI determined that it is more likely than not that $0.5 million of the deferred tax assets related to the state carryforwards will not be realized. Therefore, a valuation allowance has been recorded for these carryforwards.

United Components, Inc.
Notes to Consolidated Financial Statements
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
UCI does not provide for U.S. income taxes on undistributed earnings of its foreign subsidiaries that are intended to be permanently reinvested. At December 31, 2008, these undistributed earnings amounted to approximately $5.7 million. Determination of the net amount of unrecognized U.S. income taxes with respect to these earnings is not practicable.
FIN 48
On January 1, 2007, UCI adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The effect was immaterial to UCI’s financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

Balance at January 1, 2007	$4.3
Additions for tax positions related to the current year	2.1
Reductions based on tax position related to the current year	(0.9)
Additions for tax position of prior years	0.4
Reductions for tax position of prior years	(0.1)
Reduction for lapse of applicable statutes of limitations	(0.1)

Balance at December 31, 2007	$5.7

Balance at January 1, 2008	$5.7
Additions for tax positions related to the current year	2.5
Reductions based on tax position related to the current year	(0.3)
Additions for tax position of prior years	0.3
Reductions for tax position of prior years	(0.1)
Reduction for lapse of applicable statutes of limitations	(0.4)

Balance at December 31, 2008	$7.7

At December 31, 2008, approximately $3.0 million of the unrecognized tax benefits, if recognized, would change the effective tax rate. Also, UCI has recorded, as income tax expense, $0.1 million of interest expense (net of Federal benefit) and $0.1 million of penalties related to the unrecognized tax benefits. At December 31, 2008, the total interest (net of Federal benefit) and penalties accrued related to uncertain tax benefits were $0.5 million and $0.6 million, respectively.
While most of UCI’s business is conducted within the United States, UCI also conducts business in several foreign countries. As a result, UCI and/or one or more of its subsidiaries files income tax returns in the U.S. federal tax jurisdiction and in many state and foreign tax jurisdictions. In the normal course of business, UCI is subject to examination by tax authorities in these tax jurisdictions. With few exceptions, UCI is not subject to examination by federal, state or foreign tax authorities for tax years ending on or before 2004. Other than routine inquiries, UCI and its subsidiaries are not currently under examination by tax authorities.
UCI expects the total unrecognized tax benefits to decline by approximately $0.5 million in 2009. This decline is due to the expiration of applicable statutes of limitations. $0.5 million of this amount will impact the effective tax rate.
Intercompany payable to UCI Holdco
For federal and certain state tax purposes, UCI is included in the consolidated tax returns of UCI Holdco. UCI’s stand-alone financial statements report UCI’s income tax liabilities and refunds receivable as income taxes payable and receivable until they are settled in cash with the taxing jurisdictions. To the extent UCI’s tax on its current taxable income is offset by UCI Holdco’s current taxable losses, UCI records that portion of its tax expense as a payable to UCI Holdco.

United Components, Inc.
Notes to Consolidated Financial Statements
In 2008 and 2007, UCI Holdco’s taxable losses partially offset UCI’s current taxable income. Accordingly, UCI has recorded a $19.2 million and $12.4 million payable to UCI Holdco as of December 31, 2008 and 2007, respectively.
NOTE 16 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
UCI maintains defined benefit retirement plans covering certain U.S. and non-U.S. employees. Retiree benefits, under the defined benefit retirement plans, are generally based on years of service and employee compensation.
The measurement date used to determine pension obligations is December 31. The following table sets forth the plans’ status (in millions):

	December 31,
	2008	2007
Accumulated benefit obligation	$204.4	$186.6

Change in projected benefit obligations:
Projected benefit obligations at beginning of year	$198.6	$208.3
Service cost	4.4	5.5
Interest cost	12.6	12.0
Actuarial loss (gain)	8.5	(18.1)
Plan amendments	2.4	0.1
Plan curtailment	—	(0.9)
Benefits paid	(8.6)	(8.3)
Special termination benefits	0.2	—
Currency translation adjustment	(0.6)	—

Projected benefit obligations at end of year	$217.5	$198.6

Change in plan assets:
Fair value of plan assets at beginning of year	$192.9	$183.3
Actual return on plan assets	(40.9)	10.2
Employer contributions	3.4	7.7
Benefits paid	(8.6)	(8.3)
Currency translation adjustment	(0.3)	—

Plan assets at end of year	$146.5	$192.9

Funded status, net	$(71.0)	$(5.7)

Amounts recognized in the balance sheet consist of:
Prepaid pension cost	$—	$9.4
Current liabilities	(0.1)	(0.1)
Noncurrent liabilities	(70.9)	(15.0)

	$(71.0)	$(5.7)

United Components, Inc.
Notes to Consolidated Financial Statements
Some of the above “Funded status, net” has not been recorded in any of UCI’s income statements, but instead has been recorded in “Accumulated other comprehensive income (loss).” Amounts recognized in “Accumulated other comprehensive income (loss)” consisted of (in millions):

		Amortized,
		in 2008
	Dec 31,	pension	2008	Dec 31,
	2007	expense	Additions	2008

Prior service costs	$(1.0)	$0.3	$(2.4)	$(3.1)
Net actuarial gain (loss)	9.4	—	(64.6)	(55.2)
Deferred income tax benefit	(3.2)	(0.1)	25.5	22.2

Accumulated other comprehensive income (loss)	$5.2	$0.2	$(41.5)	$(36.1)

		Amortized,
		in 2007
	Dec 31,	pension	2007	Dec 31,
	2006	expense	Additions	2007
Prior service costs	$(1.0)	$0.1	$(0.1)	$(1.0)
Net actuarial gain (loss)	(4.9)	0.2	14.1	9.4
Deferred income tax benefit	2.3	(0.1)	(5.4)	(3.2)

Accumulated other comprehensive income (loss)	$(3.6)	$0.2	$8.6	$5.2

In 2009, a loss of approximately $0.4 million will be amortized from “Accumulated other comprehensive income (loss).”
The components of net periodic pension expense are as follows (in millions):

	Year ended December 31,
	2008	2007	2006
Service cost	$4.4	$5.5	$6.7
Interest cost	12.6	12.0	11.3
Expected return on plan assets	(15.2)	(14.1)	(13.0)
Amortization of prior service cost	0.3	0.1	0.1
Amortization of unrecognized gain	(0.1)	0.2	0.2
Special termination benefits and curtailment (gain) loss recognized	0.2	(0.9)	0.8

	$2.2	$2.8	$6.1

As a result of closing one of UCI’s water pump operations (Note 3), in 2008 UCI recorded $0.2 million of expense for special pension benefits for the terminated employees and in 2007 UCI recorded a $0.9 million curtailment gain. The 2006 $0.8 million curtailment loss relates to the sale of UCI’s driveline components operation (Note 4) and is included in the income statement in “Loss on sale of discontinued operations.”
UCI determines its actuarial assumptions on an annual basis. In determining the present values of UCI’s benefit obligations and net periodic pension expense for all plans as of and for the years ended December 31, 2008, 2007 and 2006, UCI used the following assumptions:

	2008	2007	2006
Weighted average discount rate to determine benefit obligations	6.2%	6.5%	5.8%
Weighted average discount rate to determine net cost	6.5%	5.8%	5.5%
Rate of future compensation increases	4.0%	4.0%	4.0%
Rate of return on plan assets	8.0%	8.0%	8.0%
The assumed rate of return on plan assets was determined based on expected asset allocation and long-term returns for each category of investment. The discount rate was determined considering current yield curves representing high quality, long-term fixed income instruments. The discount rate for our U.S. plans is based on a review of high quality (Aa or better) bonds from the Barclay’s Capital bond database.

United Components, Inc.
Notes to Consolidated Financial Statements
UCI has adopted a pension investment policy designed to meet current and future benefit payment needs while maximizing total investment returns with the constraints of a prudent level of portfolio risk and diversification. To achieve this, the pension plans retain professional investment managers that invest plan assets in equity and fixed income securities. In addition, some plans invest in insurance contracts. The Company’s measurement date of its plan assets and obligations is December 31. The Company has a target mix of 65% equity securities and 35% fixed income securities, which are readjusted periodically, when an asset class weighting deviates from the target mix, with the goal of achieving the required return at a prudent level of risk.
The weighted-average pension plan asset allocations for all plans were as follows:

	December 31,
	2008	2007
Equity securities	60%	62%
Debt securities	40%	38%

Total	100%	100%

For pension plans with accumulated benefit obligations (ABO) that exceed plan assets, the projected benefit obligation, ABO and fair value of plan assets of those plans were $217.4 million, $204.4 million and $146.4 million, respectively, as of December 31, 2008 and $148.1 million, $139.7 million and $133.1 million, respectively, as of December 31, 2007.
During 2009, UCI expects to contribute approximately $5.4 million to its plans. Pension benefit payments expected to be paid are as follows: $10.0 million in 2009; $10.5 million in 2010; $11.0 million in 2011; $11.6 million in 2012; $12.3 million in 2013; and $72.0 million in 2014 through 2018. Expected benefit payments are based on the same assumptions used to measure UCI’s benefit obligations at December 31, 2008 and include estimated future employee service.
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
UCI subsidiaries in China participate in government-sponsored defined contribution plans.
For United States profit sharing and defined contribution pension plans, UCI expensed $2.8 million, $3.5 million and $2.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. For Chinese defined contribution plans, UCI expensed $0.7 million, $0.4 million, and $0.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.
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

United Components, Inc.
Notes to Consolidated Financial Statements
The measurement date used to determine postretirement obligations is December 31. The following table presents information for the postretirement plans (in millions):

	December 31,
	2008	2007
Change in benefit obligations
Benefit obligations at beginning of year	$8.3	$8.2
Service cost	0.3	0.2
Interest cost	0.5	0.5
Actuarial loss (gain)	1.3	(0.2)
Benefits paid	(0.7)	(0.4)

Benefit obligations accrued at end of year	$9.7	$8.3

The accrued obligation was included in the balance sheet as follows (in millions):

	December 31,
	2008	2007
Accrued obligation included in “Accrued expenses and other current liabilities”	$(0.8)	$(0.5)
Accrued obligation included in “Pension and other postretirement liabilities”	(8.9)	(7.8)

	$(9.7)	$(8.3)

A portion of the cost of the $9.7 million and $8.3 million of accrued liabilities shown above have not been recorded in the income statement, but instead have been recorded in “Accumulated other comprehensive income (loss).” The accumulated amounts in “Accumulated other comprehensive income (loss)” were $(1.0) million (($0.6) million after tax) and $0.3 million ($0.2 million after tax) at December 31, 2008 and 2007, respectively.
The following were the components of net periodic postretirement benefit cost (in millions):

	Year ended December 31,
	2008	2007	2006
Service cost	$0.3	$0.2	$0.3
Interest cost	0.5	0.5	0.4

	$0.8	$0.7	$0.7

UCI determines its actuarial assumptions annually. In determining the present values of UCI’s benefit obligations and net periodic benefit cost, UCI used discount rates of 6.13%, 6.5% and 5.75% for the years ended December 31, 2008, 2007 and 2006, respectively. The annual health care cost trend rate is assumed to decline from 9.0% in 2008 to 7.0% in 2013. Increasing the assumed healthcare cost trend rates by one percentage point would result in additional annual costs of approximately $0.1 million. Decreasing the assumed health care cost trend rates by one percentage point would result in a decrease of approximately $0.1 million in annual costs. The effect on postretirement benefit obligations at December 31, 2008 of a one percentage point increase is $0.4 million. The effect of a one percentage point decrease is $0.4 million.
UCI continues to fund medical and life insurance benefit costs principally on a pay-as-you-go basis. The pay-as-you-go expenditures for postretirement benefits have not been material. During 2009, UCI expects to contribute approximately $0.8 million to its postretirement benefit plans. The benefits expected to be paid in each year from 2010 through 2013 are $0.8 million, $0.7 million, $0.8 million, and $0.8 million, respectively. The aggregate benefits expected to be paid in the five years 2014 through 2018 are $3.6 million.

United Components, Inc.
Notes to Consolidated Financial Statements
2006 Adoption of SFAS No. 158
UCI adopted SFAS No. 158 effective December 31, 2006. Adoption of SFAS No. 158 did not effect the 2006 income statement. The incremental effects of adopting SFAS No. 158 at December 31, 2006, on individual line items of the balance sheet were (in millions):

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

The provisions of SFAS No. 158 were applied prospectively. Therefore, 2006 income statement amounts presented in these consolidated financial statements are not restated.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
Leases
The following is a schedule of the future minimum payments under operating leases that have non-cancelable lease terms (in millions):

Minimum
payments
2009	$5.5
2010	4.8
2011	4.1
2012	3.8
2013	3.4
2014 and thereafter	10.1

$31.7

United Components, Inc.
Notes to Consolidated Financial Statements
These lease payments include the payment of certain taxes and other expenses. Rent expense was $5.8 million, $4.8 million and $4.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Environmental
UCI is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The lawsuit has proceeded to trial, which is expected to be completed in the first quarter of 2009, although it is uncertain when a decision will be rendered. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.9 million accrued at December 31, 2008 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters and in the outcome of litigation, such as the New Jersey litigation, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter. Expenditures for these environmental matters totaled $0.4 million, $0.4 million, and $0.6 million in 2008, 2007 and 2006, respectively.
In addition to the two matters discussed above, UCI has been named as a potentially responsible party at a site in Calvert City, Kentucky. UCI estimates settlement costs at $0.1 million for this site. Also, UCI is involved in regulated remediation at two of its manufacturing sites. The combined cost of the remediation is $0.6 million. The majority of the $0.7 million will be spent in the next two years. To date, the expenditures related to these three sites have been immaterial.
Antitrust Litigation
As of March 15, 2009, United Components, Inc. and its wholly-owned subsidiary, Champion, were named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. Eight of these complaints also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not United Components, was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.

United Components, Inc.
Notes to Consolidated Financial Statements
United Components and Champion were also named as two of multiple defendants in 17 similar complaints originally filed in the District of Connecticut, the Northern District of California, the Northern District of Illinois and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters. Two of these complaints also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice. Champion, but not United Components, was also named in 3 similar actions originally filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California. These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of three complaints which each allege a class period from January 1, 2002 to the present, and one complaint which alleges a class period from the “earliest legal permissible date” to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.
On August 18, 2008, the Judicial Panel on Multidistrict Litigation (“JPML”) issued an order transferring the U.S. direct and indirect purchaser aftermarket filters cases to the Northern District of Illinois for coordinated and consolidated pretrial proceedings before the Honorable Robert W. Gettleman pursuant to 28 U.S.C. § 1407. On November 26, 2008, all of the direct purchaser plaintiffs filed a Consolidated Amended Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act. The direct purchaser plaintiffs seek damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees. On February 2, 2009, Champion filed its answer to the direct purchasers’ Consolidated Amended Complaint.
On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law. The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees. On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint. On that same date, Champion, United Components and the other defendants jointly filed a motion to dismiss the GASDA complaint.
Pursuant to a stipulated agreement between the parties, all defendants produced limited initial discovery on January 30, 2009. The Court has ordered that all further discovery shall be stayed until after it rules on the motions to dismiss.
On January 12, 2009, Champion, but not United Components, was named as one of ten defendants in a related action filed in the Superior Court of California, for the County of Los Angeles on behalf of a purported class of direct and indirect purchasers of aftermarket filters. On March 5, 2009, one of the defendants filed a notice of removal to the U.S. District Court for the Central District of California, and then subsequently requested that the JPML transfer this case to the Northern District of Illinois for coordinated pre-trial proceedings.
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

United Components, Inc.
Notes to Consolidated Financial Statements
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
Value-added Tax Receivable
UCI’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.3 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which UCI believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected UCI’s claims for these refunds, and the company has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds. Due to the weakening Mexican peso against the U.S. dollar, we revalued this outstanding receivable from $4.6 million at December 31, 2007 to $3.3 million at December 31, 2008 resulting in an exchange loss of $1.3 million.
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
Sales to The Hertz Corporation were $0.6 million, $0.6 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Affiliates of The Carlyle Group own more than 10% of The Hertz Corporation.
As part of the ASC Acquisition, UCI acquired a 51% interest in a Chinese joint venture. This joint venture purchases aluminum castings from UCI’s 49% joint venture partner, Shandong Yanzhou Liancheng Metal Products Co. Ltd and other materials from the joint venture partner’s affiliates. From the ASC Acquisition Date to December 31, 2006, approximately $7 million of aluminum castings and other materials were purchased from UCI’s joint venture partner and its affiliates. In 2008 and 2007, UCI purchased $12.0 million and $15.4 million, respectively, from its joint venture partner and its affiliates.
ASC rents a building from its former president. The 2008 and 2007 rent payments, which are believed to be at market rate, were $1.5 million and $1.4 million, respectively.

United Components, Inc.
Notes to Consolidated Financial Statements
NOTE 19 — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Year ended December 31,
	2008	2007	2006
United States	$735.1	$821.7	$770.9
Mexico	32.9	34.7	39.2
Canada	30.1	34.0	27.6
United Kingdom	12.3	13.8	12.6
France	9.8	8.5	7.9
Venezuela	4.6	6.4	4.5
Germany	5.0	4.2	3.9
Spain	5.2	4.1	3.6
Other	45.4	42.4	35.9

	$880.4	$969.8	$906.1

Net long-lived assets by country were as follows (in millions):

	December 31,
	2008	2007
United States	$201.5	$226.0
Mexico	9.9	12.2
Spain	2.3	2.6
China	33.2	27.0
Goodwill	241.5	241.5

	$488.4	$509.3

NOTE 20 — STOCK-BASED COMPENSATION
In 2008, 2007 and 2006, pre-tax expenses of $0.8 million, $3.4 million and $1.6 million, respectively, were recorded for stock option based compensation.
Description of Equity Incentive Plan
UCI Holdco adopted a stock option plan in 2003. In December 2008, the Board of Directors of UCI Holdco approved the adoption of an amended and restated equity incentive plan that represented a complete amendment, restatement and continuation of the previous stock option plan. The amended and restated equity incentive plan permits the granting of options to purchase shares of common stock of UCI Holdco to UCI’s employees, directors, and consultants, as well as the granting of restricted shares of UCI Holdco common stock. Options and restricted shares granted pursuant to the equity incentive plan must be authorized by the Compensation Committee of the Board of Directors of UCI Holdco. The aggregate number of shares of UCI Holdco’s common stock that may be issued under the equity incentive plan may not exceed 450,000.
The terms of the options may vary with each grant and are determined by the Compensation Committee within the guidelines of the equity incentive plan. No option life can be greater than ten years. Options currently vest over an 8 year period, and vesting of a portion of the options could accelerate if UCI achieves certain financial targets, or in the event of certain changes in control. The options have an exercise price equal to the estimated market value of UCI Holdco’s common stock on the date of grant, except for options to purchase 45,750 shares of stock granted in 2007 at an exercise price that was above the estimated market value at the date of grant.
The terms of the restricted stock are determined by the Compensation Committee within the guidelines of the equity incentive plan.
The shares of the restricted stock vest only upon a change in control of UCI Holdco.

United Components, Inc.
Notes to Consolidated Financial Statements
Stock Options
Options granted prior to December 2006 originally had an exercise price of $100. In January 2007, as a result of the dividend paid to UCI Holdco stockholders of approximately $96 per share, the exercise price for all options outstanding as of that date was revised to $5 per share. See “Stock Option Modifications” below.
Information related to the number of shares under options follows:

	December 31,
	2008	2007	2006
Number of shares under option:
Outstanding, beginning of year	233,995	321,565	304,040
Granted	2,000	73,750	49,500
Canceled	(38,000)	(42,654)	(31,975)
Exercised	(20,569)	(118,666)	—

Outstanding, end of year	177,426	233,995	321,565

Exercisable, end of year	141,520	148,611	108,290

The Black-Scholes option pricing model was used to estimate fair values of the options as of the date of the grant. The fair value of options granted in 2008 was $5.06. The fair value of options granted in 2007 ranged from $4.05 to $12.96. Except for options granted in December 2006, the fair value of options granted in 2006 was $53.51. The fair value of the options to purchase 2,000 shares that were granted in December 2006 was $72.88 per share. Principal weighted average assumptions used in applying the Black-Scholes model were as follows:

Valuation assumptions	2008	2007	2006
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.82%	4.67%	4.36%
Volatility	42.15%	41.83%	41.37%
Expected option term in years	8	8	8
Weighted average exercise price per share	$23.63	$74.11	$5.00
Weighted average market value per share	$13.87	$23.63	$100.75
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

United Components, Inc.
Notes to Consolidated Financial Statements
A summary of stock option activity in 2008 follows:

			Weighted
			Average
	Number	Weighted	Remaining
	of Shares	Average	Contractual
	Under Option	Exercise Price	Life
Outstanding at December 31, 2007	233,995	$5.00
Granted	2,000	23.63
Canceled	(38,000)	98.42
Exercised	(20,569)	7.26

Outstanding at December 31, 2008	177,426	$13.66	6.8 years

Exercisable at December 31, 2008	141,520	$13.15	6.4 years
The intrinsic value of options exercised during 2008 and 2007 was $0.3 million and $2.2 million, respectively. There were no options exercised during 2006. Proceeds from the exercise of options in 2008 and 2007 of $0.1 million and $0.6 million, respectively, were received and retained by UCI Holdco.
A summary of the number of shares under options that are outstanding as of December 31, 2008 follows:

Number	Weighted	Weighted	Number
of Shares	Average	Average	Exercisable at	Weighted Average
Under Option	Remaining Life	Exercise Price	December 31, 2008	Exercise Price
139,676	6.1	$5.00	118,789	$5.00
27,500	9.1	$23.63	13,763	$23.63
10,250	9.0	$105.00	8,969	$105.00
At December 31, 2008, there was $1.9 million of unrecognized compensation cost relating to outstanding unvested stock options. Approximately $0.7 million of this cost will be recognized in 2009. The balance will be recognized in declining amounts through 2015.
The $0.8 million, $3.4 million and $1.6 million of stock option based compensation expense recorded in 2008, 2007 and 2006, respectively, is a non-cash charge.
Stock Option Modifications
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

United Components, Inc.
Notes to Consolidated Financial Statements
Restricted Stock
In December 2008, the Compensation Committee granted 32,500 shares of restricted stock in exchange for 32,500 of stock options issued in 2007 at an exercise price of $105.00 per share. The stock options surrendered in exchange for the restricted stock are presented as a cancellation of stock options in the stock option activity table above. Also in December 2008, the Compensation Committee granted an additional 21,840 shares of restricted stock to various members of management. The terms of the restricted stock agreement provide that the shares of restricted stock vest only upon a change of control, as defined, of UCI Holdco. Due to the uncertainty surrounding the ultimate vesting of the restricted stock, no stock-based compensation expense has been recorded. When a change in control becomes probable, expense equal to the fair value of the stock at that time will be recorded.
NOTE 21 — FAIR VALUE ACCOUNTING
In 2008, UCI adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115.” SFAS No. 159 permits (but does not require) companies to choose to measure certain financial instruments and other items at fair value. UCI did not choose the fair value measurement options permitted by SFAS No. 159 for any of its assets and liabilities. Therefore, adoption of SFAS No. 159 did not impact UCI’s financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 is not required until 2009, and UCI has not adopted for those certain nonfinancial assets and liabilities. Adoption of SFAS No. 157 in 2009 for those certain nonfinancial assets and liabilities is not expected to have a significant effect on UCI’s financial statements. For assets and liabilities other than those certain nonfinancial assets and liabilities, UCI adopted SFAS No. 157 on January 1, 2008. Adoption of this portion of SFAS No. 157 did not have a material impact on UCI’s financial statements.
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

United Components, Inc.
Notes to Consolidated Financial Statements
Interest rate swap measured at fair value on a recurring basis
The only recurring fair value measurement reflected in UCI’s financial statements was the measurement of interest rate swaps. These interest rate swaps are described in Note 22. The swaps expired in August 2008 and were not replaced.
When the swaps were outstanding, the fair value of the interest rate swaps were estimated at the present value of the difference between (i) interest payable for the duration of the swap at the swap interest rate and (ii) interest that would be payable for the duration of the swap at the relevant current interest rate at the date of measurement. The estimated fair value was based on “Level 2” inputs, as defined above.
Assets measured at fair value on a nonrecurring basis
The following table summarizes the valuation of assets measured at fair value on a nonrecurring basis in the December 31, 2008 balance sheet (in millions):

	Fair Value Measurements using
		Significant
		Unobservable
		Inputs	Gains
Description		(Level 3)	(Losses)
Assets held for sale	(a)	$—	$(1.3)
Trademarks	(b)	$0.5	$(0.5)

(a)	See Note 3 for a description of the impairment write-down of these long-lived assets held for sale. Their carrying amount of $1.3 million was written down to their fair value of zero. This resulted in a loss of $1.3 million, which was included in 2008 earnings.

(b)	See Note 11 for a description of the impairment write-down of this intangible asset. The estimated fair value of this asset is based on discounted cash flows. The cash flows are estimated benefits, which are in the form of avoided costs, because UCI owns this intangible asset. The estimated fair value of this intangible asset is based on “Level 3” inputs as described above.
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
Long-term debt — The carrying value of borrowings under the senior credit facility equals fair market value because their variable interest rates reflect market rates.
The fair market value of the $230 million senior subordinated rates at December 31, 2008 and 2007 was $94.9 million and $226 million, respectively. These fair values were estimated based on the bid and ask prices on December 31, which is a “Level 1” input, as defined above.
Interest rate swaps — See Note 22.

United Components, Inc.
Notes to Consolidated Financial Statements
NOTE 22 — INTEREST RATE SWAPS
In connection with UCI’s senior credit facilities, UCI was party to interest rate swap agreements that effectively converted $80 million of variable rate debt to fixed rate debt for the two years ended August 2007, and converted $40 million for the 12-month period ended August 2008. The variable component of the interest rate on borrowings under the senior credit facilities is based on LIBOR. Under the swap agreements, UCI paid 4.4%, and received the then current LIBOR on $80 million through August 2007 and UCI paid 4.4% and received the then current LIBOR on $40 million for the 12-month period ending August 2008.
UCI did not replace the interest rate swap that expired in August 2008.
Quarterly, UCI adjusted the carrying value of this interest rate swap derivative to its estimated fair value. The change was recorded as an adjustment to “Other comprehensive income (loss)” in UCI’s stockholder’s equity. At December 31, 2006, UCI recorded an $0.8 million asset to recognize the fair value of its interest rate swaps. UCI also recorded a $0.3 million deferred tax liability associated therewith.
The net offset is recorded in “Accumulated other comprehensive income (loss).” At December 31, 2007, the estimated fair value was seven thousand dollars.
NOTE 23 — OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) was as follows (in millions):

				Total
			Pension	accumulated
		Foreign	and OPEB	other
	Interest rate	currency	liability	comprehensive
	swaps	adjustment	adjustment	income (loss)
Balance at January 1, 2006	$0.3	$0.4	$(1.5)	$(0.8)
2006 change	0.2	0.2	0.3	0.7
Cumulative effect adjustment due to adoption of SFAS No. 158	—	—	(2.4)	(2.4)

Balance at December 31, 2006	0.5	0.6	(3.6)	(2.5)
2007 change	(0.5)	0.8	9.0	9.3

Balance at December 31, 2007	—	1.4	5.4	6.8
2008 change	—	(4.3)	(42.1)	(46.4)

Balance at December 31, 2008	$—	$(2.9)	$(36.7)	$(39.6)

NOTE 24 — OTHER INFORMATION
Cash payments for interest in 2008, 2007 and 2006 were $33.6 million, $40.4 million and $41.6 million, respectively. Cash payments (net of refunds) for income taxes for 2008, 2007 and 2006 were $(3.5) million, $(1.3) million and $(0.4) million, respectively.
At December 31, 2008 and 2007, 1,000 shares of voting common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share. Income of $0.8 million in 2008, $0.1 million in 2007 and $0.8 million in 2006 related to minority interest is included in “Miscellaneous, net.”

United Components, Inc.
Notes to Consolidated Financial Statements
NOTE 25 — CONCENTRATION OF RISK
UCI places its cash investments with a relatively small number of high quality financial institutions. Substantially all of the cash and cash equivalents, including foreign cash balances at December 31, 2008 and 2007, were uninsured. Foreign cash balances at December 31, 2008 and 2007 were $6.7 million and $3.3 million, respectively.
UCI sells vehicle parts to a wide base of customers. Sales are primarily to automotive aftermarket customers. UCI has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 29%, 28% and 24% of total net sales for the years ended December 31, 2008, 2007 and 2006, respectively. No other customer accounted for more than 10% of total net sales for the years ended December 31, 2008, 2007 and 2006.
Our sales to General Motors Corporation’s (GM) automotive original equipment manufacturing and sales operations comprise less than 10% of our consolidated sales. While sales to GM are less than 10% of our sales, we do carry accounts receivable from GM in the range of $6.0 million to $10.0 million at any given time. At December 31, 2008, accounts receivable from GM and its subsidiaries totaled $9.6 million. In the audit report to the GM financial statements included in GM’s 2008 Annual Report on Form 10-K, GM’s independent auditors expressed substantial doubt as to GM’s ability to continue as a going concern. If GM is unable to continue as a going concern, the possibility exists that some or all of accounts receivable from GM might become uncollectible. We have not recorded an allowance for doubtful accounts as of December 31, 2008.
NOTE 26 — QUARTERLY FINANCIAL INFORMATION (unaudited)
The following is a summary of the unaudited quarterly results of operations. UCI believes that all adjustments considered necessary for a fair presentation in accordance with generally accepted accounting principles have been included (in millions).

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2008
Net sales	$229.3	$229.3	$218.1	$203.7
Gross profit	51.1	46.7	47.5	32.6
Net income (loss) from continuing operations	6.8	4.0	4.4	(5.3)

2007
Net sales	$238.8	$259.6	$230.7	$240.7
Gross profit	49.6	59.4	53.6	58.4
Net income from continuing operations	4.5	10.0	8.4	12.5
UCI’s quarterly results were affected by the gains and (losses) described in Notes 2, 3, 5, 11 and 13. Below is a summary of the gains and (losses). Except for the effect on cost of sales described in Notes 2 and 3 and the reduction in sales described in Note 13, none of these losses affect net sales or gross profit. The amounts below are after-tax amounts:

	2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Note 3 — Cost of integration of water pump operations	$(0.2)	$(0.1)	$(0.1)	$(1.1)
Note 11 — Trademark impairment loss	—	—	—	(0.3)
Note 13 — Higher than normal warranty loss provision	—	(3.6)	—	(0.6)

	2007 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
Note 2 — Favorable resolution of pre-acquisition ASC liabilities	$—	$—	$—	$1.1
Note 3 — Cost of integration of water pump operations	(1.1)	(0.9)	(1.1)	(0.2)
Note 5 — Costs of closing facilities and consolidating operations	1.0	(0.1)	—	—
Note 11 — Trademark impairment loss	—	(2.2)	—	—

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

United Components, Inc.
Notes to Consolidated Financial Statements
Note 27 (continued)
Consolidating Condensed Balance Sheet
December 31, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$46,612	$—	$39,061	$860	$6,691
Accounts receivable, net	261,624	—	—	246,101	15,523
Inventories, net	159,444	—	—	133,900	25,544
Deferred tax assets	24,245	—	255	23,479	511
Other current assets	19,452	—	648	8,602	10,202

Total current assets	511,377		39,964	412,942	58,471

Property, plant and equipment, net	167,906	—	1,006	123,579	43,321
Investment in subsidiaries	—	(253,698)	225,275	28,423	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	74,606	—	9,025	65,378	203
Deferred financing costs, net	2,649	—	2,649	—	—
Pension and other assets	1,823	—	365	1,292	166

Total assets	$999,822	$(253,698)	$519,745	$631,614	$102,161

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$104,416	$—	$4,140	$86,407	$13,869
Short-term borrowings	25,199	—	20,003	—	5,196
Current maturities of long-term debt	422	—	363	59	—
Accrued expenses and other current liabilities	85,730	—	8,356	73,448	3,926

Total current liabilities	215,767	—	32,862	159,914	22,991

Long-term debt, less current maturities	418,025	—	417,573	452	—
Pension and other postretirement liabilities	79,832	—	10,336	68,276	1,220
Deferred tax liabilities	3,560	—	18,406	(15,500)	654
Due to UCI Holdco	17,535	—	17,535	—	—
Minority Interest	2,490	—	—	—	2,490
Other long-term liabilities	2,540	—	—	1,732	808
Intercompany payables (receivables)	—	—	(237,040)	207,173	29,867

Total shareholder’s equity	260,073	(253,698)	260,073	209,567	44,131

Total liabilities and shareholder’s equity	$999,822	$(253,698)	$519,745	$631,614	$102,161

United Components, Inc.
Notes to Consolidated Financial Statements
Note 27 (continued)
Consolidating Condensed Balance Sheet
December 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$41,440	$—	$36,684	$1,234	$3,522
Accounts receivable, net	253,904	—	—	239,888	14,016
Inventories, net	142,621	—	—	119,882	22,739
Deferred tax assets	22,837	—	49	23,329	(541)
Other current assets	29,306	—	11,532	9,913	7,861

Total current assets	490,108		48,265	394,246	47,597

Property, plant and equipment, net	167,812	—	1,190	124,744	41,878
Investment in subsidiaries	—	(273,387)	262,871	10,516	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	83,594	—	11,628	71,966	—
Deferred financing costs, net	3,701	—	3,701	—	—
Deferred tax assets	—	—	(186)	—	186
Pension and other assets	11,478	—	365	9,997	1,116
Assets held for sale	1,300	—	—	1,300	—

Total assets	$999,454	$(273,387)	$569,295	$612,769	$90,777

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$102,553	$—	$1,072	$85,181	$16,300
Short-term borrowings	10,134	—	—	—	10,134
Current maturities of long-term debt	479	—	418	61	—
Accrued expenses and other current liabilities	95,169	—	19,981	71,187	4,001

Total current liabilities	208,335	—	21,471	156,429	30,435

Long-term debt, less current maturities	427,815	—	427,304	511	—
Pension and other postretirement liabilities	22,871	—	—	21,657	1,214
Deferred tax liabilities	27,338	—	15,570	10,230	1,538
Due to UCI Holdco	11,330	—	11,330	—	—
Minority interest	3,308	—	—	—	3,308
Other long-term liabilities	2,638	—	—	1,984	654
Intercompany payables (receivables)	—	—	(202,199)	187,938	14,261

Total shareholder’s equity	295,819	(273,387)	295,819	234,020	39,367

Total liabilities and shareholder’s equity	$999,454	$(273,387)	$569,295	$612,769	$90,777

United Components, Inc.
Notes to Consolidated Financial Statements
Note 27 (continued)
Consolidating Condensed Income Statement
Year Ended December 31, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$880,441	$(88,019)	$—	$834,630	$133,830
Cost of sales	702,522	(88,019)	—	659,695	130,846

Gross profit	177,919	—	—	174,935	2,984

Operating expenses
Selling and warehousing	(62,906)	—	(854)	(56,261)	(5,791)
General and administrative	(49,320)	—	(16,589)	(26,555)	(6,176)
Amortization of acquired intangible assets	(6,349)	—	(1)	(6,348)	—
Costs of integration of water pump operations	(2,380)	—	—	(2,380)	—
Trademark impairment loss	(500)	—	—	(500)	—

Operating income (loss)	56,464	—	(17,444)	82,891	(8,983)

Other income (expense)
Interest expense, net	(34,192)	—	(34,052)	(28)	(112)
Intercompany interest	—	—	27,574	(26,712)	(862)
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(2,689)	—	—	(14,207)	11,518

Income (loss) before income taxes	17,583	—	(25,922)	41,944	1,561
Income tax (expense) benefit	(7,656)	—	9,789	(16,950)	(495)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	9,927	—	(16,133)	24,994	1,066

Equity in earnings of subsidiaries	—	(28,001)	26,060	1,941	—

Net income (loss)	$9,927	$(28,001)	$9,927	$26,935	$1,066

United Components, Inc.
Notes to Consolidated Financial Statements
Note 27 (continued)
Consolidating Condensed Income Statement
Year Ended December 31, 2007
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$969,782	$(62,734)	$—	$918,654	$113,862
Cost of sales	748,822	(62,734)	—	702,235	109,321

Gross profit	220,960	—	—	216,419	4,541

Operating expenses
Selling and warehousing	(61,146)	—	(1,120)	(55,793)	(4,233)
General and administrative	(49,239)	—	(16,006)	(27,786)	(5,447)
Amortization of acquired intangible assets	(7,000)	—	—	(7,000)	—
Costs of integration of water pump operations	(696)	—	—	(696)	—
Costs of closing facilities and consolidating operations	1,498	—	—	—	1,498
Trademark impairment loss	(3,600)	—	—	(3,600)	—

Operating income (loss)	100,777	—	(17,126)	121,544	(3,641)

Other income (expense)
Interest expense, net	(40,706)	—	(40,264)	(45)	(397)
Intercompany interest	—	—	31,381	(30,337)	(1,044)
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(2,739)	—	—	(2,867)	128

Income (loss) before income taxes	55,332	—	(28,009)	88,295	(4,954)
Income tax (expense) benefit	(19,953)	—	11,540	(33,006)	1,513

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	35,379	—	(16,469)	55,289	(3,441)

Equity in earnings of subsidiaries	—	(46,586)	51,848	(5,262)	—

Discontinued operations
Gain on sale of discontinued operations, net of tax	2,707	—	2,707	—	—

Net income (loss)	$38,086	$(46,586)	$38,086	$50,027	$(3,441)

United Components, Inc.
Notes to Consolidated Financial Statements
Note 27 (continued)
Consolidating Condensed Income Statement
Year Ended December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$906,050	$(44,559)	$—	$855,040	$95,569
Cost of sales	728,511	(44,559)	—	684,744	88,326

Gross profit	177,539	—	—	170,296	7,243

Operating expenses
Selling and warehousing	(60,047)	—	(1,772)	(53,818)	(4,457)
General and administrative	(42,636)	—	(14,336)	(22,135)	(6,165)
Amortization of acquired intangible assets	(6,651)	—	—	(6,651)	—
Costs of integration of water pump operations and resulting asset impairment losses	(6,981)	—	—	(6,981)	—
Costs of closing facilities and consolidating operations	(6,364)	—	—	(6,038)	(326)

Operating income (loss)	54,860	—	(16,108)	74,673	(3,705)

Other income (expense)
Interest expense, net	(43,262)	—	(43,249)	299	(312)
Intercompany interest	—	—	42,315	(39,900)	(2,415)
Write-off of deferred financing costs	(2,625)	—	(2,625)	—	—
Management fee expense	(2,000)	—	(2,000)	—	—
Miscellaneous, net	(137)	—	—	(1,045)	908

Income (loss) before income taxes	6,836	—	(21,667)	34,027	(5,524)
Income tax (expense) benefit	(694)	—	13,281	(12,834)	(1,141)

Increase (decrease) from continuing operations before equity in earnings of subsidiaries	6,142	—	(8,386)	21,193	(6,665)

Equity in earnings of subsidiaries	—	(11,416)	16,589	(5,173)	—

Discontinued operations
Net income from discontinued operations, net of tax	2,061	—	—	1,979	82
Loss on sale of discontinued operations, net of tax	(16,877)	—	(16,877)	—	—

Net income (loss)	$(8,674)	$(11,416)	$(8,674)	$17,999	$(6,583)

United Components, Inc.
Notes to Consolidated Financial Statements
Note 27 (continued)
Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2008
(in thousands)

	UCI
	Consolidated	Eliminations		UCI	Guarantors	Non-Guarantors
Net cash provided by (used in) operating activities	$32,423	$		$(6,869)	$20,503	$18,789

Cash flows from investing activities of continuing operations
Capital expenditures	(31,940)		—	(339)	(20,937)	(10,664)
Proceeds from sale of property, plant and equipment	421		—	—	121	300

Net cash used in investing activities of continuing operations	(31,519)		—	(339)	(20,816)	(10,364)

Cash flows from financing activities of continuing operations
Issuances of debt	27,993		—	20,003	—	7,990
Debt repayments	(23,407)		—	(10,418)	(61)	(12,928)

Net cash provided by (used in) financing activities of continuing operations	4,586		—	9,585	(61)	(4,938)

Effect of exchange rate changes on cash	(318)		—	—	—	(318)

Net increase (decrease) in cash and cash equivalents	5,172		—	2,377	(374)	3,169

Cash and cash equivalents at beginning of year	41,440		—	36,684	1,234	3,522

Cash and cash equivalents at end of period	$46,612		$—	$39,061	$860	$6,691

United Components, Inc.
Notes to Consolidated Financial Statements
Note 27 (continued)
Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2007
(in thousands)

	UCI
	Consolidated	Eliminations	UCI	Guarantors	Non-Guarantors
Net cash provided by operating activities	$93,130	$—	$69,613	$20,008	$3,509

Cash flows from investing activities of continuing operations
Proceeds from sale of Mexican land and building	6,637	—	—	—	6,637
Proceeds from sale of discontinued operations	2,202	—	2,202	—	—
Capital expenditures	(29,687)	—	(204)	(17,719)	(11,764)
Proceeds from sale of property, plant and equipment	1,836	—	—	1,174	662

Net cash (used in) provided by investing activities of continuing operations	(19,012)	—	1,998	(16,545)	(4,465)

Cash flows from financing activities of continuing operations
Issuances of debt	20,760	—	—	—	20,760
Debt repayments	(84,884)	—	(65,139)	(462)	(19,283)

Net cash (used in) provided by financing activities of continuing operations	(64,124)	—	(65,139)	(462)	1,477

Effect of exchange rate changes on cash	(77)	—	—	—	(77)

Net increase in cash and cash equivalents	9,917	—	6,472	3,001	444

Cash and cash equivalents at beginning of year	31,523	—	30,212	(1,767)	3,078

Cash and cash equivalents at end of period	$41,440	$—	$36,684	$1,234	$3,522

United Components, Inc.
Notes to Consolidated Financial Statements
Note 27 (continued)
Consolidating Condensed Statement of Cash Flows
Year Ended December 31, 2006
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$73,903	$—	$50,478	$14,729	$8,696

Cash flows from investing activities of continuing operations
Purchase price of the ASC acquisition, net of cash acquired	(123,634)	—	(123,634)	—	—
Proceeds from sale of discontinued operations, net of transaction costs and cash sold	65,177	—	65,177	—	—
Capital expenditures	(22,846)	—	(2,419)	(18,436)	(1,991)
Proceeds from sale of property, plant and equipment	1,611	—	—	1,108	503

Net cash used in investing activities of continuing operations	(79,692)	—	(60,876)	(17,328)	(1,488)

Cash flows from financing activities of continuing operations
Issuances of debt	113,000	—	113,000	—	—
Financing fees	(3,636)	—	(3,636)	—	—
Debt repayments	(66,853)	—	(65,000)	—	(1,853)
Dividends	—	—	3,007	—	(3,007)
Dividends paid to UCI Holdco, Inc.	(35,305)	—	(35,305)	—	—
Shareholder’s equity contributions	8,515	—	8,515	—	—

Net cash provided by (used in) financing activities of continuing operations	15,721	—	20,581	—	(4,860)

Discontinued operations:
Net cash (used in) provided by operating activities of discontinued operations	(1,472)	—	—	369	(1,841)
Net cash used in investing activities of discontinued operations	(2,864)	—	—	(844)	(2,020)
Effect of exchange rates on cash of discontinued operations	(341)	—	—	—	(341)

Effect of exchange rate changes on cash	86	—	—	—	86

Net increase (decrease) in cash and cash equivalents	5,341	—	10,183	(3,074)	(1,768)

Cash and cash equivalents at beginning of year	26,182	—	20,029	1,307	4,846

Cash and cash equivalents at end of period	$31,523	$—	$30,212	$(1,767)	$3,078

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
     As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.
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
     The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”
     Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.
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
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth information concerning our executive officers and directors as of the date of this report.

Name	Age	Position
David L. Squier	63	Chairman of the Board
Bruce M. Zorich	55	President, Chief Executive Officer, Director
Daniel J. Johnston	51	Chief Financial Officer, Director
Ian I. Fujiyama	36	Director
Paul R. Lederer	69	Director
Gregory S. Ledford	51	Director
Raymond A. Ranelli	61	Director
John C. Ritter	61	Director
Martin Sumner	35	Director
     David L. Squier is the Chairman of our Board of Directors and has been a member of the Board since 2003. Mr. Squier retired from Howmet Corporation in October 2000, where he served as the President and Chief Executive Officer for over eight years. Prior to his tenure as CEO, Mr. Squier served in a number of senior management assignments at Howmet, including Executive Vice President and Chief Operating Officer. Mr. Squier was also a member of the Board of Directors of Howmet from 1987 until his retirement. Mr. Squier currently serves as an adviser to Carlyle. Mr. Squier currently serves on the Boards of Directors of Vought Aircraft Industries, Wesco Aircraft and Sequa Corporation.
     Bruce M. Zorich is our President and Chief Executive Officer and has been a member of the Board since 2003. From January 2002 through May 2003, Mr. Zorich was President and CEO of Magnatrax Corporation. From 1996 to 2001, Mr. Zorich was President of Huck International. In May of 2003, Magnatrax Corporation filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code.
     Daniel J. Johnston is our Chief Financial Officer and was elected as a member of the Board in June 2007. Mr. Johnston was the Vice President and Chief Financial Officer of Solae, LLC, a manufacturer of soy-based food ingredients, from 2006 to June 2007. From 1994 to 2005, he was employed by United Industries Corporation, a manufacturer of consumer packaged goods, most recently as Executive Vice President and Chief Financial Officer from 2001 to 2005.
     Ian I. Fujiyama has been a member of the Board since 2003. Mr. Fujiyama is a Managing Director with Carlyle, which he joined in 1997. During his tenure at Carlyle, he spent two years in Hong Kong and Seoul working for Carlyle’s Asia buyout fund, Carlyle Asia Partners. Prior to joining Carlyle, Mr. Fujiyama was an Associate at Donaldson Lufkin and Jenrette Securities Corp. from 1994 to 1997. He is also a director of ARINC, Incorporated and Booz Allen Hamilton, Incorporated.

     Paul R. Lederer has been a member of the Board since 2003. Mr. Lederer has been retired the past nine years with the exception of serving on the Boards of Directors of several public companies, acting as a consultant to Carlyle and serving on the Advisory Boards of Richco, Inc., RTC Corp. and Group 329, Inc. Mr. Lederer currently sits on the Board of Directors of O’Reilly Automotive, Inc., Dorman Products, Inc., Proliance International and MAXIMUS, Inc. Mr. Lederer’s term as a director of Proliance International ends as of May 7, 2009, and he will not be standing for re-election.
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
Board Committees
     Our Board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the Board of Directors and four standing committees: the Audit Committee, Executive Committee, the Compensation Committee and Investment Committee. The Audit Committee consists of Messrs. Ranelli (chair), Ritter and Fujiyama. The Board has determined that Messrs. Ranelli and Ritter are the Audit Committee financial experts and that Messrs. Ranelli and Ritter are independent, determined using the NYSE standard, for purposes of the Audit Committee. The Executive Committee consists of Messrs. Squier, Zorich and Fujiyama. The Compensation Committee consists of Messrs. Squier, Lederer and Fujiyama. Mr. Johnston is the sole member of the Investment Committee. In addition, from time to time, other committees may be established under the direction of the Board when necessary to address specific issues.
Code of Ethics
     The Company has adopted a code of ethics that applies to its executive officers. A copy of the code of ethics will be provided to any person without charge. Request should be made in writing to Karl Van Mill at United Components, Inc., 14601 Highway 41 North, Evansville, Indiana 47725.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
Compensation Objectives
     Our named executive officers for 2008, or NEOs, include Bruce M. Zorich, President and Chief Executive Officer, and Daniel J. Johnston, Chief Financial Officer and Executive Vice President. For our NEOs, compensation is intended to be performance-based. The Compensation Committee believes that compensation paid to executive officers should be closely aligned with the performance of the Company on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and that such compensation should assist the Company in attracting and retaining key executives critical to its long-term success.
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
Determination of Compensation Awards
     The Compensation Committee is provided with the primary authority to determine and recommend the compensation awards available to the Company’s executive officers. The Compensation Committee uses published surveys to evaluate competitive practices and the amounts and nature of compensation paid to executive officers of public companies with approximately $1 billion in annual sales to determine the amount of executive compensation. Although the Compensation Committee reviews and considers the survey data for purposes of developing a baseline understanding of types of compensation, the Compensation Committee does not see the identity of any of the surveyed companies and the data was reviewed only to ensure that the Company’s compensation levels and elements are consistent with market standards. The Company does not benchmark compensation of its NEOs against this data.
     The Company’s executive compensation package for the NEOs generally consists of a fixed base salary and a variable cash incentive award, combined with an equity-based incentive award granted at the commencement of employment. The Company also granted an additional special equity-based incentive award in the form of restricted stock to Mr. Zorich in 2008. The variable annual cash incentive award and the equity-based awards are designed to ensure that total compensation reflects the overall success or failure of the Company and to motivate the NEOs to meet appropriate performance measures, thereby maximizing total return to stockholders.

     To aid the Compensation Committee in making its determination, the CEO provides recommendations annually to the Compensation Committee regarding the compensation of all officers, excluding himself. The performance of our senior executive management team is reviewed annually by the Compensation Committee. The Compensation Committee, based upon recommendations of the compensation consultant, determines each NEO’s compensation annually.
     Within its performance-based compensation program, the Company aims to compensate the NEOs in a manner that is tax effective for the Company. Section 162(m) of the Code imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the Company’s NEOs listed in the summary compensation table below. The $1 million limitation does not apply to compensation that qualifies as performance-based compensation under Section 162(m) of the Code. The annual performance-based cash compensation and the discretionary long-term equity incentive awards are designed to qualify as performance-based compensation under Section 162(m) of the Code. In practice, all of the annual and long-term compensation delivered by the Company is tax-qualified under Section 162(m) of the Internal Revenue Code, as amended.
     The Company has no policy with respect to requiring officers and directors to own stock of UCI Holdco.
Compensation Benchmarking and Peer Group
     The Company does not benchmark compensation of the NEOs against peer group data. Base salary structures and annual incentive targets are set around the median of a general survey of comparably sized companies. This approach ensures that our cost structures will allow us to remain competitive in our markets.
     For 2008, we targeted the aggregate value of our total compensation to be at or above the median level for this survey group for most executive officer positions. Actual pay for each NEO is determined around this structure, driven by the performance of the executive over time, as well as the annual performance of the Company. Using this methodology, the total cash compensation for our CEO was below the 50th percentile of the survey group, and the total cash compensation for our CFO was at approximately the 50th percentile of the survey group.
     In setting annual cash compensation, the Company reviews salary data from the survey group. Our review indicates that we are providing an annual base salary to our CEO below the median of salaries provided to CEOs of companies in the survey group and an annual base salary to our CFO at approximately the median of salaries provide to CFOs of companies in the survey group. Also, the Company provides annual cash incentive bonuses that allow the NEOs, upon achieving 100% of their targets, to receive bonus payments at or above the median for the survey group. The Company believes the design of base and incentive annual cash compensation appropriately provides market compensation to the Company’s executive officers.
Base Compensation
     In setting base salaries for the Company’s executive officers, the Compensation Committee reviews data from independently conducted compensation surveys using the peer group. While base salaries are not considered by the IRS to constitute performance-based compensation, in addition to market positioning, each year the Company determines base salary increases based upon the performance of the executive officers as assessed by the Compensation Committee, and for executive officers other than the CEO, by the CEO. No formulaic base salary increases are provided to the NEOs. The Company sets base salaries for its NEOs generally at a level it deems necessary to attract and retain individuals with superior talent.
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

     Under the terms of the annual bonus plan, results of at least 90% of the target performance level for any performance criteria must be achieved in order to earn the portion of the award based on that criteria. Achievement of 90% of the target performance level results in an award of 50% of the targeted award. Achievement of 110% of the target performance level results in an award of 150% of the targeted award. Once the achievement of targets has been determined, the Compensation Committee considers the achievement of personal objectives for each officer, and may adjust the amount of award paid upward or downward based upon the achievement of those objectives. In addition, incentive amounts to be paid under the performance-based programs may be adjusted by the Compensation Committee to account for unusual events such as extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Compensation Committee does not consider the effect of such events indicative of Company performance. Payments under each of the programs are contingent upon continued employment, though pro rata bonus payments will be paid in the event of death or disability based on actual performance at the date relative to the targeted performance measures for each program.
     The adjusted EBITDA and operating cash flow targets are those contained in the Company’s business plan for the year, and are intended to satisfy overall corporate goals for growth and strategic accomplishment.
     For 2008, the Company achieved less than 90% of each of the adjusted EBITDA performance target (which carried a 75% weighting) and the operating cash flow performance target (which carried a 25% weighting). Accordingly, the executive officers did not achieve a target award. However, the Compensation Committee reviewed the Company’s performance in the context of the difficult economic conditions of 2008, and reviewed the actions taken by the NEOs during the year to mitigate the effects of the economy on the Company’s performance. Based on this review, the Compensation Committee awarded the Chief Executive Officer and Chief Financial Officer discretionary bonuses of $125,000 and $62,700, respectively.
     The Compensation Committee believes that the payment of the annual cash incentive bonus provides incentives necessary to retain executive officers and reward them for short-term company performance.
Discretionary Long-Term Equity Incentive Awards
     The Company’s executive officers, along with other key Company employees, are granted stock options at the commencement of their employment with the Company, and are eligible to receive additional awards of stock options or restricted stock at the discretion of the Compensation Committee.
     Guidelines for the number of equity awards granted to each executive officer are determined using a procedure approved by the Compensation Committee based upon several factors, including the executive officer’s position and salary level and the value of the equity award at the time of grant.
     Equity award grants are tied to vesting requirements and are designed to not only compensate but to also motivate and retain the recipients by providing an opportunity for the recipients to participate in the ownership of the Company. The equity award grants to members of the senior management team also promote the Company’s long-term objectives by aligning the interests of the executives with the interests of the Company’s stockholders.
     Generally, stock options granted under the equity incentive plan have an eight-year vesting schedule in order to provide an incentive for continued employment and expire ten years from the date of the grant. 50% of each option is subject to vesting in five equal installments over the first five years of the officer’s employment. The remaining 50% of each option vests at the end of eight years from the grant date, but may be accelerated upon the achievement of certain targets in EBITDA and free cash flow. The exercise price of options granted under the stock option plan is 100% of the fair market value of the underlying stock on the date of grant.
     In 2007, special options were granted to Messrs. Zorich and Johnston. These options become exercisable only in the event that the optionee remains employed with the Company or its acquirer one year following a change of control of the Company, provided, however, that the option will vest immediately if (following a change of control but prior to one year following the change of control) the optionee is terminated without cause or resigns with good reason. In 2008, the special options granted to Mr. Zorich in 2007 were cancelled and he was granted shares of restricted stock. The restricted stock becomes vested only in the event that Mr. Zorich remains employed with the Company at the time of a change of control of the Company.

Defined Contribution Plans
     The Company has a Section 401(k) Savings/Retirement Plan (the “401(k) Plan”) to cover eligible employees of the Company. The 401(k) Plan permits eligible employees of the Company to defer up to 50% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company currently makes matching contributions to the 401(k) Plan in an amount equal to fifty cents for each dollar of participant contributions, up to a maximum of five percent of the participant’s annual salary and subject to certain other limits. Plan participants vest in the amounts contributed by the Company following three years of employment with the Company. Employees of the Company are eligible to participate in the 401(k) Plan immediately upon commencing employment with the Company.
     The 401(k) Plan is offered on a nondiscriminatory basis to all employees of the Company who meet the eligibility requirements. The matching contributions provided by the Company assist the Company in attracting and retaining talented executives. The 401(k) Plan provides an opportunity for participants to save money for retirement on a tax-qualified basis and to achieve financial security, thereby promoting retention.
Defined Benefit Plans
     Our CEO participates in the Champion Laboratories, Inc. Pension Plan. Annual retirement benefits under the plan accrue at a rate of 1.5% of the first $200,000 of gross wages for each year of service up to 30 years of service. Benefits are payable as a life annuity for the participant. If elected, joint & survivor and 10 year guaranteed payment options are available at reduced benefit levels. The full retirement benefit is payable to participants who retire on or after the social security retirement age, and a reduced early retirement benefit is available to participants who retire on or after age 55. No offsets are made for the value of any social security benefits earned.
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
     Mr. Zorich and Mr. Johnston each has an agreement which provides for severance benefits upon termination of employment. Mr. Zorich has an employment agreement, amended and restated as of December 23, 2008, which has an original one-year term and is extended automatically for successive one-year periods thereafter unless either party delivers notice within specified notice periods to terminate the agreement. The agreement provides that upon termination of Mr. Zorich’s employment he will be entitled to receive the sum of his unpaid annual base salary through the date of termination, any unpaid expenses, any unpaid accrued vacation pay, and any amount arising from his participation in, or benefits under, any of our employee benefits plans, programs or arrangements. Upon termination of Mr. Zorich’s employment either by us without cause or due to nonextension of the term by us or by Mr. Zorich for good reason, he is entitled to receive his stated annual base salary paid in monthly installments for 12 months (24 months in the case of a termination for any of these reasons following a change of control of the Company), a lump sum payment of the pro rata portion of his target level bonus and, during the severance period (but not with respect to a termination due to nonextension of the term by us), continued coverage under all of our group health benefit plans in which Mr. Zorich and any of his dependents were entitled to participate immediately prior to termination. The agreement also provides that upon termination of Mr. Zorich’s employment due to his death or disability, he or his estate shall be entitled to six months of his annual base salary and the pro rata portion of his annual bonus, to be determined in good faith by the Compensation Committee. During his employment and for 12 months following termination (24 months in the case of a termination following a change of control), Mr. Zorich is prohibited from competing with any material business of the Company, or from soliciting employees, customers or suppliers of the Company to terminate their employment or arrangements with the Company.

     Mr. Johnston has a severance agreement, dated as of December 23, 2008. The agreement provides that, upon termination of Mr. Johnston’s employment (i) either by us without cause or by Mr. Johnston for good reason or (ii) for any reason after September 30, 2009, he is entitled to receive his stated annual base salary paid in monthly installments for 12 months, a lump sum payment of the pro rata portion of his target level bonus and, during the severance period, direct payment or reimbursement of health and dental insurance premiums. Upon termination of Mr. Johnston’s employment either by us without cause or by Mr. Johnston for good reason following a change of control of the Company, he is entitled to receive his stated annual base salary paid in monthly installments for 24 months and, during the severance period, direct payment or reimbursement of health and dental insurance premiums.
     Any unvested options held by the NEO under the Company’s stock option plan will expire as of the date of the NEO’s termination of employment.
Other Elements of Compensation and Perquisites
     Medical Insurance. The Company provides to each NEO, the NEO’s spouse and children such health, dental and optical insurance as the Company may from time to time make available to its other executives of the same level of employment.
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
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K (Section 229.402(b)) with management. Based on this review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted, David L. Squier, chairman Ian I. Fujiyama Paul R. Lederer
SUMMARY COMPENSATION TABLE FOR 2008

						Non-Equity
Name and Principal				Stock	Option	Incentive Plan	Change in Pension	All Other
Position	Year	Salary	Bonus	Awards(1)	Awards(2)	Compensation(3)	Value	Compensation(4)	Total
Bruce M. Zorich	2008	$465,000	$125,000(5)	$0	$22,177	$	$36,856	7,935	$656,968
President and Chief	2007	441,000			213,830	387,000	19,855	7,141	1,068,826
Executive Officer	2006	420,000			122,967	350,000	17,649	7,752	918,368

Daniel J. Johnston
Chief Financial	2008	380,000	62,700(5)		81,000			7,141	530,841
Officer and	2007	203,558	100,000(7)		46,955	119,000		1,629	471,142
Executive Vice
President(6)

(1)	Amounts represent the Company’s compensation cost recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (FAS 123R), but disregarding forfeitures related to service based vesting conditions. For the assumptions used in calculating the value of this award, see Note 21 to our consolidated financial statements included in of this report.

(2)	Amounts represent the Company’s compensation cost recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006, December 31, 2007 and December 31, 2008, in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (FAS 123R), but disregarding forfeitures related to service based vesting conditions. For the assumptions used in calculating the value of this award, see Note 21 to our consolidated financial statements included in of this report.

(3)	Represents bonus amounts earned under the Company’s annual bonus program for fiscal years ended December 31, 2006 and December 31, 2007, and paid in 2007 and 2008. No bonuses were earned under the annual bonus program with respect to performance for the year ended December 31, 2008.

(4)	Includes Company matching funds under the Company’s 401(k) plan and Company-paid life insurance premiums.

(5)	Represent discretionary bonuses paid in 2009 with respect to the year ended December 31, 2008. These bonuses were not paid under the Company’s annual bonus program.

(6)	Mr. Johnston’s employment with the Company commenced on June 11, 2007.

(7)	This $100,000 payment was made to Mr. Johnston in connection with the commencement of his employment with the Company.
GRANTS OF PLAN-BASED AWARDS FOR 2008

	Estimated Future Payouts Under Non-Equity						Grant Date Fair
		Incentive Plan Awards				All Other Stock Awards:	Value of
						Number of Shares of Stock	Stock and Option
Name	Grant Date	Threshold	Target		Maximum	or Units(1)	Awards
Bruce M. Zorich		$186,000	$372,000	(1)	$558,000
	12/23/08					19,300 (2)	$0 (3)
Daniel J. Johnston		95,000	190,000	(1)	285,000

(1)	No cash bonus was earned under the UCI Annual Incentive Compensation Plan for the 2008 plan year, since the performance targets were not met. See “Annual Performance-Based Cash Compensation” above for a discussion of the calculation of this bonus.

(2)	This restricted stock was granted on December 23, 2008 under the Company’s equity incentive plan. All stock vests following a change of control of the Company. See “Discretionary Long-Term Equity Incentive Awards” for a discussion of the terms of these option grants.

(3)	The value of a stock award is based on the fair value as of the date of grant of the award determined pursuant to FAS 123R. The valuation assumptions used to calculate these amounts are described in Note 21 to our consolidated financial statements included in of this report.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008
The following table provides information regarding the stock options held by the named executive officers as of December 31, 2007.

			Equity Incentive
			Plan Awards:
			Number of
	Number of	Number of	Securities
	Securities	Securities	Underlying				Market Value of
	Underlying	Underlying	Unexercised			Number of Shares or	Shares or Units of
	Unexercised Options —	Unexercised Options —	Unearned	Option Exercise	Option Expiration	Units of Stock That	Stock That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Have Not Vested	Not Vested
Bruce M.
Zorich	6,500 (1)	2,889 (2)	28,889 (3)	$5.00	11/21/2013	19,300 (4)	$0

Daniel J.
Johnston	1,250 (5)	8,750 (6)		$23.63	6/11/2017

		4,250 (7)		$105.00	6/11/2017

(1)	The 6,500 shares underlying the exercisable portion of the option became exercisable on December 31, 2007.

(2)	These 2,889 shares will become exercisable on November 20, 2011.

(3)	These 28,889 shares may become exercisable upon the achievement of certain financial targets.

(4)	These shares of restricted stock become vested only in connection with a change of control of the Company.

(5)	The 1,250 shares underlying the exercisable portion of the option became exercisable on December 31, 2008.

(6)	Of the 8,750 shares underlying the unexercisable portion of the option, 1,250 will become exercisable on December 31 of each of the years 2009, 2010 and 2011, and 5,000 will become exercisable on June 11, 2015 (although the exercisability may be accelerated upon the achievement of certain financial targets).

(7)	These options become exercisable only in connection with a change of control of the Company.
OPTION EXERCISES IN 2008

OPTION AWARDS
	Number of	Value
	Shares	Realized
	Acquired	on
Name	on Exercise	Exercise
Daniel J. Johnston	2,500	$0 (1)

(1)	The reported dollar value is the difference between the option exercise price and the closing price of the underlying shares on the date of exercise multiplied by the number of shares covered by the option.

EQUITY COMPENSATION PLAN INFORMATION

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights (1)	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	177,426	$13.66	74,499

Equity compensation plans not approved by security holders	0	0	0

Total

(1)	This includes shares subject to options outstanding under the Amended and Restated Equity Incentive Plan of UCI Holdco, Inc.
PENSION BENEFITS FOR 2008
The following table sets forth information regarding the accrued pension benefits for the named executive officers for 2008 under the Champion Laboratories Inc. Pension Plan, described below.

		Number of	Present Value
		Years	of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service	Benefit	Fiscal Year
Bruce M. Zorich	Champion Laboratories Inc. Pension Plan	6	$115,597	$0
     Mr. Zorich is the only named executive officer eligible to participate in the Champion Laboratories Inc. Pension Plan offered by us as described below. The following table shows the estimated annual pension benefit under the pension plan for the specified compensation and years of service.

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
     As of December 31, 2008, Mr. Zorich had earned six years of credited service under the pension plan.

     For information with respect to the valuation methods and material assumptions applied in quantifying the present value of the accrued benefits under the pension plan, see Note 16 to the financial statements of the Company contained in this Form 10-K.
Potential payments upon termination or change-in-control
     Each of our NEOs has an agreement which provides for severance benefits upon termination of employment. See the section titled “Severance Arrangements /Employment Agreements” above for a description of the employment and severance agreements with our NEOs.
     Assuming that Mr. Zorich’s employment had been terminated by us without cause or by Mr. Zorich with good reason effective December 31, 2008, he would have been entitled to the following severance benefits: salary continuation, $465,000 ($930,000 if his employment had been terminated for any of those reasons following a change of control); bonus, $372,000; and group health benefits, $14,471 ($28,942 if his employment had been terminated for any of those reasons following a change of control). The health benefits were calculated using an estimate of the cost to the Company of such health coverage based upon past experience.
     Assuming that Mr. Johnston’s employment had been terminated by us without cause or by Mr. Johnston with good reason effective December 31, 2008, he would have been entitled to the following severance benefits: salary continuation, $380,000; bonus, $190,000; and group health benefits, $13,420. If his employment had been terminated effective December 31, 2008 for any of those reasons following a change of control, he would have been entitled to the following severance benefits: salary continuation, $930,000; and group health benefits, $26,840 The health benefits were calculated using an estimate of the cost to the Company of such health coverage based upon past experience.
     Under the agreement covering certain of each NEO’s stock options, in the event of a change in control of the Company, the exercisability of all shares underlying the option would be accelerated. In addition, under the agreement covering Mr. Zorich’s restricted stock, in the event of a change of control of the Company, all of the restricted stock would vest. Assuming a change in control of the Company occurred effective December 31, 2008, based on the estimated fair market value of $13.87 per share of the Company’s common stock on that date, the value of the acceleration of Mr. Zorich’s unvested outstanding options (determined by multiplying the fair market value on December 31, 2008, minus the exercise price, by the number of shares subject to the option that would receive accelerated vesting), would be $25,625, and the value of the acceleration of Mr. Johnston’s unvested options (based on the same method of calculation), would be $0. In addition, under the agreement covering the special stock options granted to Mr. Johnston on April 21, 2007, the option would become exercisable in connection with a change of control as described in “Discretionary Long-Term Equity Incentive Awards” above. Assuming a change in control of the Company occurred effective December 31, 2008, based on the estimated fair market value of $13.87 per share of the Company’s common stock on that date, at an exercise price of $105 per share, these options would have no value. Assuming a change in control of the Company occurred effective December 31, 2008, based on the estimated fair market value of $13.87 per share of the Company’s common stock on that date, the value of the vesting of Mr. Zorich’s restricted stock would be $267,691.
DIRECTOR COMPENSATION FOR 2008
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

     In 2008, we provided the following annual compensation to directors who are not employees of the Company or Carlyle:

	Fees Earned if	Option
Name	Paid in Cash	Awards(1)		Total
David L. Squier	$60,000	$22,475	(2)	$82,475
Paul R. Lederer	45,000	22,475	(3)	67,475
Raymond A. Ranelli	55,000	32,322	(4)	87,322
John C. Ritter	45,000	22,475	(5)	67,475

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with the provisions of Statement of Financial Accounting Standards No. 123R (FAS 123R), but disregarding forfeitures related to service based vesting conditions. For the assumptions used in calculating the value of this award, see Note 21 to our consolidated financial statements included in of this report.

(2)	As of December 31, 2008, Mr. Squier held options with respect to 3,500 shares of common stock: 1,000 granted on December 9, 2003 with a grant date fair value of $52,170; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; 500 granted on December 15, 2007 with a grant date fair value of $6,380; and 500 granted on December 15, 2008 with a grant date fair value of $2,530.

(3)	As of December 31, 2008, Mr. Lederer held options with respect to 3,000 shares of common stock: 500 granted on December 9, 2003 with a grant date fair value of $26,085; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; 500 granted on December 15, 2007 with a grant date fair value of $6,380; and 500 granted on December 15, 2008 with a grant date fair value of $2,530.

(4)	As of December 31, 2008, Mr. Ranelli held options with respect to 3,000 shares of common stock: 1,000 granted on June 30, 2004 with a grant date fair value of $54,300; 500 granted On December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; 500 granted on December 15, 2007 with a grant date fair value of $6,380; and 500 granted on December 15, 2008 with a grant date fair value of $2,530.

(5)	As of December 31, 2008, Mr. Ritter held options with respect to 3,000 shares of common stock: 500 granted on December 9, 2003 with a grant date fair value of $26,085; 500 granted on August 2, 2004 with a grant date fair value of $27,150; 500 granted on December 14, 2005 with a grant date fair value of $26,755; 500 granted on December 15, 2006 with a grant date fair value of $36,441; 500 granted on December 15, 2007 with a grant date fair value of $6,380; and 500 granted on December 15, 2008 with a grant date fair value of $2,530.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     United Components, Inc. has 1,000 shares of common stock outstanding, all of which is owned by our indirect parent, UCI Holdco, Inc. Certain affiliates of Carlyle own approximately 90.9% of UCI Holdco’s common stock while the remainder is owned by members of our Board of Directors, Bruce M. Zorich, our President and Chief Executive Officer, Daniel J. Johnston, our Chief Financial Officer, and other employees of the Company. UCI Holdco has 2,865,060 shares of common stock outstanding.
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
Beneficial Ownership of UCI Holdco, Inc.

		Percentage of
	Number of	Outstanding
Name of Beneficial Owner	Shares	Capital Stock
TCG Holdings, L.L.C.(1)	2,600,500	90.9%
Bruce M. Zorich(2)	29,000	*
Daniel J. Johnston(3)	3,750	*
David L. Squier(4)	3,500	*
Ian I. Fujiyama	1,500	*
Paul R. Lederer(5)	2,400	*
Raymond A. Ranelli(6)	3,000	*
John C. Ritter(7)	5,000	*
All executive officers and directors as a group (10 persons)	48,150	1.7%

*	Denotes less than 1.0% of beneficial ownership.

(1)	Carlyle Partners III, L.P., a Delaware limited partnership, and CP III Coinvestment, L.P., a Delaware limited partnership (the “Investment Partnerships”), both of which are affiliates of Carlyle, own approximately 90.9% of the outstanding common stock of UCI Holdco, Inc. TC Group Investment Holdings, L.P. exercises investment discretion and control over the shares held by the Investment Partnerships indirectly through its subsidiary TC Group III, L.P., which is the sole general partner of the Investment Partnerships. TCG Holdings II, L.P., a Delaware limited partnership, is the sole general partner of TC Group Investment Holdings, L.P. DBD Investors V, L.L.C., a Delaware limited liability company, is the sole general partner of TCG Holdings II, L.P. and its address is c/o The Carlyle Group, 1001 Pennsylvania Ave. N.W., Suite 220S, Washington, D.C. 20004.

(2)	Includes 22,500 shares in UCI Holdco, Inc. beneficially owned by Mr. Zorich and the right to acquire up to 6,500 additional shares.

(3)	Includes 2,500 shares in UCI Holdco, Inc. beneficially owned by Mr. Johnston and the right to acquire up to 1,250 additional shares.

(4)	Includes 1,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Squier and the right to acquire up to 2,500 additional shares.

(5)	Includes 400 shares in UCI Holdco, Inc. beneficially owned by Mr. Lederer and the right to acquire up to 2,000 additional shares.

(6)	Includes 1,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Ranelli and the right to acquire up to 2,000 additional shares.

(7)	Includes 3,000 shares in UCI Holdco, Inc. beneficially owned by Mr. Ritter and the right to acquire up to 2,000 additional shares.

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
Employment Agreements
     In connection with the Acquisition, we entered into employment agreements with certain of our named executive officers as described in “Item 11. Executive Compensation ¯ Compensation Discussion and Analysis — Severance Arrangement/Employment Agreements.”
Director Independence
     The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent. However, the board has determined that under the New York Stock Exchange’s definition of independence, Messrs. Lederer, Ritter and Ranelli would be independent.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Fees billed by Grant Thornton LLP in 2008 and 2007 were:
     Audit Fees — Audit fees billed in 2008 and 2007, were $2,626,128 and $2,225,274, respectively.
Audit-Related Fees — In 2008 and 2007, the Company had audit-related fees of $272,899 and $264,366, respectively. These fees were for audits of Company-sponsored pension plans.
Tax Fees — Billings for tax services were $0 and $15,483 in 2008 and 2007, respectively. The services were primarily for the preparation of a foreign subsidiary tax return in 2007.

     All Other Fees — There were no other fees billed in 2008 and 2007.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements.
     The Company’s consolidated financial statements included in Item 8 hereof are as of December 31, 2008 and 2007, and for the three years ending December 31, 2008. Such financial statements consist of the following:
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder
of United Components, Inc. and subsidiaries
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of United Components, Inc. and subsidiaries referred to in our report dated March 30, 2009, which is included in Part II on this Form 10-K. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Cincinnati, Ohio
March 30, 2009

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to		Other	Balance at
Description	Beginning of Year	Income	Deductions	(a)	End of Year
	(In millions)
Year ended December 31, 2008
Allowance for excess and obsolete inventory	$15.6	$3.7	$(4.3)	$(0.1)	$14.9
Valuation allowance for deferred tax assets	4.3	0.9	—	(1.0)	4.2
Year ended December 31, 2007
Allowance for excess and obsolete inventory	19.7	2.3	(6.4)	—	15.6
Valuation allowance for deferred tax assets	3.1	1.3	(0.1)	—	4.3
Year ended December 31, 2006
Allowance for excess and obsolete inventory	17.2	7.6	(6.5)	1.4	19.7
Valuation allowance for deferred tax assets	2.3	0.8	—	—	3.1

(a)	In 2008, other is the effect of foreign currency translation. In 2006, other is the balance acquired in connection with the May 25, 2006 acquisition of ASC Industries.
     (a)(3) Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Stock Purchase Agreement by and among United Components, Inc., ACAS Acquisitions (ASC), Inc. and the Sellers named herein, dated as of March 8, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on form 10-K filed March 31, 2006).

2.2	Asset Purchase Agreement by and among United Components, Inc., Neapco Inc. and Neapco, LLC, dated as of June 30, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on Form 8-K filed July 6, 2006).

2.3	Asset Purchase Agreement by and among Pioneer Inc. Automotive Products, United Components, Inc. and Pioneer, Inc., dated as of June 29, 2006 (incorporated by reference to Exhibit 2.2 to United Components’ Report on Form 8-K filed July 6, 2006).

2.4	Stock Purchase Agreement by and among Truck-Lite Co. Limited, Truck-Lite Co., Inc., UIS Industries Limited and United Components, Inc., dated as of November 30, 2006 (incorporated by reference to Exhibit 2.1 to United Components’ Report on Form 8-K filed December 6, 2006).

3.1	Amended and Restated Certificate of Incorporation of United Components, Inc., filed April 29, 2003 (incorporated by reference to Exhibit 3.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

3.2	Bylaws of United Components, Inc. (incorporated by reference to Exhibit 3.14 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

4.1	Senior Subordinated Note Indenture with respect to the 9 3/8%Senior Subordinated Notes due 2013, between United Components, Inc., Wells Fargo Bank Minnesota, National Association, as trustee, and the Guarantors listed on the signature pages thereto, dated as of June 20, 2003. (incorporated by reference to Exhibit 4.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

4.2	Form of 9 3/8% Senior Subordinated Notes due 2013 (included in Exhibit 4.1).

Exhibit
No.	Description of Exhibit

10.1	Credit Agreement, dated as of June 20, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.1 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

10.2	Guarantee and Collateral Agreement, dated as of June 20, 2003, among UCI Acquisition Holdings, Inc., United Components, Inc. and certain subsidiaries of United Components, Inc., for the benefit of Lehman Commercial Paper, Inc., as administrative agent (incorporated by reference to Exhibit 10.2 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

10.3	Management Agreement among United Components, Inc. and TC Group, L.L.C. dated June 20, 2003 (incorporated by reference to Exhibit 10.3 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.4	Employment Agreement Term Sheet between United Components, Inc. and John Ritter effective as of April 25, 2003, as amended (incorporated by reference to Exhibit 10.4 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.5	Employment Agreement between United Aftermarket, Inc. and Bruce Zorich dated as of April 18, 2003, as amended (incorporated by reference to Exhibit 10.5 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.6	Fourth Amended and Restated Champion Laboratories Pension Plan, effective as of January 1, 1997 (incorporated by reference to Exhibit 10.7 to United Components’ Registration Statement on Form S-4 (No. 333-107219) filed July 21, 2003).

*10.7	Employment Agreement among United Components, Inc., Champion Laboratories, Inc. and Charlie Dickson, effective as of September 2, 2003 (incorporated by reference to Exhibit 10.8 to United Components’ Amendment No. 1 to Registration Statement on Form S-4/A (No. 333-107219) filed October 7, 2003).

10.8	First Amendment to Credit Agreement dated as of December 22, 2003, by and among United Components, Inc., the lenders party thereto, Lehman Brothers Inc. and J.P. Morgan Securities Inc. as joint lead arrangers, J.P. Morgan Chase Bank as syndication agent, ABN AMRO Bank N.V., Credit Lyonnais, New York Branch, Fleet National Bank and General Electric Capital Corporation as co-documentation agents and Lehman Commercial Paper Inc. as administrative agent (incorporated by reference to Exhibit 10.9 to United Components’ Report on Form 10-K filed March 30, 2004).

*10.9	Amended and Restated Stock Option Plan of UCI Holdco, Inc., effective as of May 25, 2006 (incorporated by reference to Exhibit 10.10 to United Components’ Report on Form 10-K filed March 30, 2007).

*10.10	UCI Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to United Components’ Report on Form 10-K filed March 30, 2004).

*10.11	Amended and Restated Credit Agreement, dated May 25, 2006, among United Components, Inc., as borrower, Lehman Brothers Inc. and J.P. Morgan Securities Inc., as joint advisors, joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as syndication agent, ABN AMRO Bank N.V., Bank of America, N.A. and General Electric Capital Corporation, as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and the several banks and other financial institutions or entities from time to time parties to the agreement (incorporated by reference to Exhibit 10.12 to United Components’ Report on Form 8-K filed May 31, 2006).

*10.12	Amended and Restated Equity Incentive Plan of UCI Holdco, Inc., effective as of December 23, 2008.

*10.13	Restricted Stock Agreement, dated December 23, 2008, between UCI Holdco, Inc. and Bruce M. Zorich.

Exhibit
No.	Description of Exhibit

*10.14	Amended and Restated Employment Agreement, dated December 23, 2008, between United Components, Inc. and Bruce Zorich.

*10.15	Severance Agreement, dated December 23, 2008, between Daniel Johnston, United Components, Inc., and UCI Holdco, Inc.

21.1	List of Subsidiaries.

31.1	Certification of Periodic Report by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Periodic Report by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMPONENTS, INC.
By:	/s/ DANIEL J. JOHNSTON
	Name:	Daniel J. Johnston
	Title:	Chief Financial Officer

Date: March 30, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE M. ZORICH Bruce M. Zorich	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009
/s/ DANIEL J. JOHNSTON Daniel J. Johnston	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2009
/s/ DAVID L. SQUIER David L. Squier	Chairman	March 30, 2009
/s/ IAN I. FUJIYAMA Ian I. Fujiyama	Director	March 30, 2009
/s/ PAUL R. LEDERER Paul R. Lederer	Director	March 30, 2009
/s/ GREGORY S. LEDFORD Gregory S. Ledford	Director	March 30, 2009
/s/ RAYMOND A. RANELLI Raymond A. Ranelli	Director	March 30, 2009
/s/ JOHN C. RITTER John C. Ritter	Director	March 30, 2009
/s/ MARTIN SUMNER Martin Sumner	Director	March 30, 2009