Form 10-Q
period 2009-03-31
UNITED COMPONENTS INC
filed 2009-05-14
CIK 101116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of May 14, 2009.

United Components, Inc.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
United Components, Inc.
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$73,005	$46,612
Accounts receivable, net	253,741	261,624
Inventories, net	146,838	159,444
Deferred tax assets	24,310	24,245
Other current assets	19,463	19,452

Total current assets	517,357	511,377

Property, plant and equipment, net	163,953	167,906
Goodwill	241,461	241,461
Other intangible assets, net	72,470	74,606
Deferred financing costs, net	2,403	2,649
Other long-term assets	1,536	1,823

Total assets	$999,180	$999,822

Liabilities and equity
Current liabilities
Accounts payable	$109,677	$104,416
Short-term borrowings	6,595	25,199
Current maturities of long-term debt	384	422
Accrued expenses and other current liabilities	96,221	85,730

Total current liabilities	212,877	215,767

Long-term debt, less current maturities	418,106	418,025
Pension and other postretirement liabilities	80,649	79,832
Deferred tax liabilities	4,030	3,560
Due to UCI Holdco	18,406	17,535
Other long-term liabilities	2,760	2,540

Total liabilities	736,828	737,259

Contingencies — Note I

Equity
United Components, Inc. shareholder’s equity
Common stock	—	—
Additional paid in capital	278,595	278,430
Retained earnings	22,813	21,243
Accumulated other comprehensive loss	(41,242)	(39,600)

Total United Components, Inc. shareholder’s equity	260,166	260,073
Noncontrolling interest	2,186	2,490

Total equity	262,352	262,563

Total liabilities and equity	$999,180	$999,822

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months ended March 31,
	2009	2008
Net sales	$219,862	$229,290
Cost of sales	179,598	178,230

Gross profit	40,264	51,060
Operating expense
Selling and warehousing	(14,298)	(15,505)
General and administrative	(11,896)	(12,528)
Amortization of acquired intangible assets	(1,480)	(1,593)
Costs of integration of water pump operations (Note B)	(205)	(363)

Operating income	12,385	21,071
Other expense
Interest expense, net	(7,999)	(9,142)
Management fee expense	(500)	(500)
Miscellaneous, net	(1,485)	(527)

Income before income taxes	2,401	10,902
Income tax expense	(1,135)	(4,176)

Net income	1,266	6,726
Less: Loss attributable to noncontrolling interest	(304)	(29)

Net income attributable to United Components, Inc.	$1,570	$6,755

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months ended March 31,
	2009	2008
Cash flows from operating activities
Net income attributable to United Components, Inc.	$1,570	$6,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	9,439	9,072
Amortization of deferred financing costs and debt discount	404	475
Deferred income taxes	405	902
Other non-cash, net	355	503
Changes in operating assets and liabilities
Accounts receivable	7,061	1,195
Inventories	11,735	(6,715)
Other current assets	(198)	5,167
Accounts payable	5,536	(4,189)
Accrued expenses and other current liabilities	10,736	(9,869)
Other long-term assets	287	7
Due to UCI Holdco	871	3,101
Other long-term liabilities	1,038	364

Net cash provided by operating activities	49,239	6,768

Cash flows from investing activities
Capital expenditures	(4,018)	(7,886)
Proceeds from sale of other property, plant and equipment	24	58

Net cash used in investing activities	(3,994)	(7,828)

Cash flows from financing activities
Issuances of debt	3,672	347
Debt repayments	(22,391)	(18,256)

Net cash used in financing activities	(18,719)	(17,909)

Effect of currency exchange rate changes on cash	(133)	109

Net increase (decrease) in cash and cash equivalents	26,393	(18,860)

Cash and cash equivalents at beginning of year	46,612	41,440

Cash and cash equivalents at end of period	$73,005	$22,580

The accompanying notes are an integral part of these statements.

United Components, Inc.
Condensed Consolidated Statements of Changes in Equity (unaudited)
(in thousands)

	United Components, Inc. Shareholder’s Equity
				Accumulated
		Additional		Other
	Common	Paid In	Retained	Comprehensive	Noncontrolling		Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Interest	Total Equity	Income (Loss)
Balance at January 1, 2008	$—	$277,741	$11,316	$6,762	$3,308	$299,127

Recognition of stock based compensation expense		230				230

Comprehensive income
Net income (loss)			6,755		(29)	6,726	$6,726
Other comprehensive income
Interest rate swaps (after $130 of income taxes)				(208)		(208)	(208)
Foreign currency adjustment (after $5 of income taxes)				1,010		1,010	1,010

Total comprehensive income							$7,528

Balance at March 31, 2008	$—	$277,971	$18,071	$7,564	$3,279	$306,885

Balance at January 1, 2009	$—	$278,430	$21,243	$(39,600)	$2,490	$262,563

Recognition of stock based compensation expense		165				165

Comprehensive income
Net income (loss)			1,570		(304)	1,266	$1,266
Other comprehensive income
Foreign currency adjustment (after $(7) of income taxes)				(1,642)		(1,642)	(1,642)

Total comprehensive income							$(376)

Balance at March 31, 2009	$—	$278,595	$22,813	$(41,242)	$2,186	$262,352

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION
General
United Components, Inc. is an indirect wholly-owned subsidiary of UCI Holdco, Inc. (“Holdco”). Holdco and UCI are corporations formed at the direction of The Carlyle Group. At March 31, 2009, affiliates of The Carlyle Group owned 90.9% of Holdco’s common stock, and the remainder was owned by certain current and former members of UCI’s senior management and board of directors. As of March 31, 2009, Holdco had $302.5 million of Floating Rate Senior PIK Notes ( the “Holdco Notes”) outstanding. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. The Holdco Notes do not appear on UCI’s balance sheets, and the related interest expense is not included in UCI’s income statements. See Note H.
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
The December 31, 2008 consolidated balance sheet has been derived from the audited financial statements included in UCI’s annual report on Form 10-K for the year ended December 31, 2008. The financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. In the opinion of UCI, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.
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
These financial statements should be read in conjunction with the financial statements and notes thereto included in UCI’s annual report on Form 10-K for the year ended December 31, 2008.
Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In the first quarters of 2009 and 2008, UCI incurred $0.2 million and $0.2 million, respectively, of costs for the maintenance and security of the land and building that was used by UCI’s pre-acquisition water pump operation. This land and building is held for sale. In the first quarter of 2008, UCI also incurred $0.2 million of severance expense related to the water pump integration. These costs are reported in the income statement in “Costs of integration of water pump operations.”
NOTE C — SALES OF RECEIVABLES
UCI has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these agreements at its discretion as part of its overall cash management activities. Pursuant to these agreements, UCI sold $60.0 million and $43.7 million of receivables during the three months ended March 31, 2009 and 2008, respectively.
If receivables had not been factored, $105.4 million and $80.1 million of additional receivables would have been outstanding at March 31, 2009 and December 31, 2008, respectively. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.
The sales of receivables were accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The sold receivables were removed from the balance sheet at the time of the sales. The costs of the sales were discounts deducted by the factoring companies. These costs were $1.5 million and $0.5 million in the three months ended March 31, 2009 and 2008, respectively. These costs are recorded in the income statements in “Miscellaneous, net.”
NOTE D — INVENTORIES
The components of inventory are as follows (in millions):

	March 31,	December 31,
	2009	2008
Raw materials	$49.3	$55.3
Work in process	34.2	34.6
Finished products	78.3	84.4
Valuation reserves	(15.0)	(14.9)

	$146.8	$159.4

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE E — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
“Accrued expenses and other current liabilities” consists of the following (in millions):

	March 31,	December 31,
	2009	2008
Salaries and wages	$4.0	$2.7
Bonuses and profit sharing	1.9	3.5
Vacation pay	4.7	4.4
Product returns	31.7	32.0
Rebates, credits and discounts due customers	12.6	10.8
Insurance	13.1	11.5
Taxes payable	6.5	4.8
Interest	7.2	2.1
Other	14.5	13.9

	$96.2	$85.7

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
UCI routinely monitors returns data and adjusts estimates based on this data.
Changes in UCI’s product returns accrual were as follows (in millions):

	Three Months ended March 31,
	2009	2008
Beginning of year	$32.0	$28.1
Cost of unsalvageable parts	(12.0)	(12.0)
Additional reductions to sales	11.7	10.9

End of period	$31.7	$27.0

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE G — PENSION
The following are the components of net periodic pension expense (in millions):

	Three Months ended March 31,
	2009	2008
Service cost	$1.1	$1.3
Interest cost	3.3	3.2
Expected return on plan assets	(3.6)	(3.7)
Amortization of prior service cost and unrecognized loss	0.1	—
Special termination benefits	—	0.2

	$0.9	$1.0

NOTE H — DEBT
UCI’s debt is summarized as follows (in millions):

	March 31,	December 31,
	2009	2008
Short-term borrowings	$6.6	$5.2
Revolving credit line borrowings	—	20.0
Capital lease obligations	1.2	1.2
Term loan	190.0	190.0
Senior subordinated notes	230.0	230.0
Unamortized debt issuance costs	(2.7)	(2.8)

	425.1	443.6
Less:
Short-term borrowings	6.6	5.2
Revolving credit line borrowings	—	20.0
Current maturities	0.4	0.4

Long-term debt	$418.1	$418.0

UCI’s balance sheet does not include the Holdco Notes. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for Holdco. Interest on the Holdco Notes is payable “in kind” through December 2011, therefore Holdco has no cash interest payments until after that date.
Senior credit facility — The senior credit facility includes a term loan and a revolving credit facility.
     Term loan
In the three month period ended March 31, 2008, UCI used cash on hand to voluntarily repay $10.0 million of its term loan. As a result of this voluntary early repayment, UCI recorded $0.1 million of accelerated write-offs of deferred financing costs. This cost is included in “Interest expense, net” in the income statement. Because of previous early payments of the term loan, we do not have any required repayments until December 2011.
     Revolving credit facility
UCI’s senior credit facility includes a $75 million revolving credit facility, which is available until June 2009. Lehman Brothers Commercial Paper Inc. (“Lehman”), the administrative agent under UCI’s senior credit facility and one of the syndication banks that fund senior UCI revolving credit borrowings, filed for protection under Chapter 11 of the U.S. Bankruptcy Code on October 5, 2008. Of our total $75.0 million revolving credit line, Lehman’s commitment is $9.5 million. In September 2008, we borrowed $20.0 million under our revolving credit facility, and Lehman did not fund its pro rata share. Because of the bankruptcy filing, we are evaluating our options as to the administrative agent under our credit facility, and we are conducting our cash management based on the presumption that Lehman will not fund any of Lehman’s $9.5 million commitment under our revolving credit line.

At March 31, 2009 and December 31, 2008, revolving credit borrowings were $0.0 million and $20.0 million, respectively. $9.4 million of revolving credit borrowing capacity was used to support outstanding letters of credit at both dates. Excluding Lehman’s $9.5 million commitment, we had $56.1 million of unused borrowing capacity at March 31, 2009. We have evaluated our options with respect to the revolving credit facility. Given the current capital markets environment, we believe it is unlikely we will extend or replace the revolving credit facility upon its expiration in June 2009.
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
Short-term borrowings — At March 31, 2009, short-term borrowings included $1.2 million of a Spanish subsidiary’s notes payable and $5.4 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2008, short-term borrowings included $2.3 million of a Spanish subsidiary’s notes payable and $2.9 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.
NOTE I — CONTINGENCIES
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
Environmental
UCI is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The lawsuit has proceeded to trial, which is expected to be completed in the second quarter of 2009, although it is uncertain when a decision will be rendered. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.8 million accrued at March 31, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters and in the outcome of litigation, such as the New Jersey litigation, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

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
Antitrust Litigation
As of April 21, 2009, United Components and its wholly owned subsidiary, Champion Laboratories, Inc. (“Champion”), were named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey, the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. Eight of the complaints also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not United Components, was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.
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
On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint. This complaint names Champion as one of multiple defendants, but it does not name United Components. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law. The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees. On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint. On that same date, Champion, United Components and the other defendants jointly filed a motion to dismiss the GASDA complaint. On April 13, 2009, GASDA voluntarily dismissed United Components from its case without prejudice.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
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
On July 30, 2008, the Office of the Attorney General for the State of Florida issued Antitrust Civil Investigative Demands to Champion and UCI requesting documents and information related to the sale of oil, air, fuel and transmission filters. We are cooperating with the Attorney General’s requests. On April 16, 2009, the Florida Attorney General filed a civil complaint against Champion and eight other defendants in the Northern District of Illinois. The complaint alleges violations of Section 1 of the Sherman Act and Florida law related to the sale of aftermarket filters. The complaint asserts direct and indirect purchaser claims on behalf of Florida governmental entities and Florida consumers. It seeks damages, including statutory treble damages, penalties, fees, costs and an injunction.
We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.
Value-added Tax Receivable
UCI’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.2 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which UCI believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected UCI’s claims for these refunds, and UCI has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
NOTE J — GEOGRAPHIC INFORMATION
UCI had the following net sales by country (in millions):

	Three Months ended March 31,
	2009	2008
United States	$190.7	$192.9
Mexico	5.9	8.7
Canada	6.5	7.5
United Kingdom	1.8	3.3
France	1.9	3.1
Venezuela	0.9	0.7
Germany	1.2	1.5
Spain	0.8	1.0
Other	10.2	10.6

	$219.9	$229.3

Net long-lived assets by country are as follows (in millions):

	March 31,	December 31,
	2009	2008
United States	$196.3	$201.5
China	32.0	33.2
Mexico	9.5	9.9
Spain	2.5	2.3
Goodwill	241.5	241.5

	$481.8	$488.4

NOTE K — OTHER INFORMATION
At March 31, 2009, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.
Cash payments for interest in the first quarters of 2009 and 2008 were $2.6 million and $3.6 million, respectively. Cash payments (net of refunds) for income taxes for the first quarters of 2009 and 2008 were $0.4 million and $(2.6) million, respectively.
For federal and for certain state tax purposes, UCI is included in the consolidated tax returns of Holdco. To the extent UCI’s tax on its current taxable income is offset by Holdco’s current taxable losses, UCI records that portion of its tax expense as a payable to Holdco. Other income tax liabilities and refunds receivable are reported as income taxes payable and receivable. At March 31, 2009 and December 31, 2008, income tax-related payables to Holdco were $20.3 million and $19.2 million, respectively. These amounts are included in the net “Due to Holdco” amounts in the respective balance sheets.
NOTE L — CONCENTRATION OF RISK
Our sales to General Motors Corporation’s (GM) automotive original equipment manufacturing and sales operations and Chrysler LLC (Chrysler) comprise less than 10% of UCI’s consolidated sales. While sales to GM are less than 10% of our sales, UCI does carry accounts receivable from GM in the range of $6.0 million to $10.0 million at any given time. At March 31, 2009, accounts receivable from GM and its subsidiaries totaled $9.7 million. In the audit report to the GM financial statements included in GM’s 2008 Annual Report on Form 10-K, GM’s independent auditors expressed substantial doubt as to GM’s ability to continue as a going concern. If GM is unable to continue as a going concern, the possibility exists that some or all of accounts receivable from GM might become uncollectible. As of May 12, 2009, UCI had collected all but $0.9 million of the $9.7 million of the accounts receivable at March 31, 2009 and expects to collect the remaining $0.9 million. Consequently, UCI has not recorded an allowance for doubtful accounts as of March 31, 2009. Subsequent to March 31, 2009, UCI has continued normal shipments to GM.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
While sales to Chrysler are less than 10% of our sales, UCI does carry accounts receivable from Chrysler in the range of $0.5 million to $1.5 million at any given time. At March 31, 2009, accounts receivable from Chrysler and its subsidiaries totaled $1.2 million. On April 30, 2009, Chrysler filed a petition under chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York. As of May 12, 2009, UCI had collected $0.6 million of the accounts receivable at March 31, 2009. Due to the uncertainty that exists as to the ultimate recoverability of these accounts receivables, UCI recorded an allowance for doubtful accounts in its March 31, 2009 financial statements of $0.6 million representing the March 31, 2009 accounts receivable of $1.2 million less the $0.6 million collected prior to the filing date. From April 1, 2009 to the April 30, 2009 filing date, UCI’s sales to Chrysler totaled $0.4 million. The majority of these sales occurred within 20 days of the April 30, 2009 filing date; consequently, we believe that claims against the Chrysler estate for such amounts will be classified as Administrative Claims. If these claims are classified as Administrative Claims, it is probable that UCI will recover some, if not all, of these claims. As of the April 30, 2009 filing date, accounts receivable from Chrysler and its subsidiaries, net of allowance for doubtful accounts, totaled $0.4 million. UCI will continue to monitor the Chrysler bankruptcy and will record adjustments to the allowance for doubtful accounts, if any, based upon the ultimate resolution of the recovery.
NOTE M — ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51. SFAS No. 160 was adopted on January 1, 2009. This standard changed the name of “Minority Interest” to “Noncontrolling Interest.” This standard also changed the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. After adoption, the noncontrolling interests are now classified as a separate component of “Equity.” Income and losses attributable to the noncontrolling interests are now included in net income, however, such income and losses are subsequently deducted to arrive at net income attributable to UCI. Prior period financial statements included in this Form 10-Q have been reclassified to conform to the 2009 presentation.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 (i) defines fair value, (ii) establishes a framework for measuring fair value in generally accepted accounting principles, and (iii) expands disclosures about fair value measurements. SFAS No. 157 was adopted in two steps. For certain nonfinancial assets and liabilities, adoption of SFAS No. 157 was not required until 2009, and UCI did not adopt SFAS No. 157 for those certain nonfinancial assets and liabilities until January 1, 2009. Adoption of SFAS No. 157 in 2009 for those certain nonfinancial assets and liabilities did not have an effect on UCI’s financial statements. For assets and liabilities other than those certain nonfinancial assets and liabilities, UCI adopted SFAS No. 157 on January 1, 2008. Adoption of this portion of SFAS No. 157 did not have a material impact on UCI’s financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaced SFAS No. 141 and provides new rules for accounting for the acquisition of a business. This statement is effective for fiscal years beginning after December 15, 2008. Generally, the effects of SFAS No. 141R will depend on the occurrence of future acquisitions, if any, by UCI.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” SFAS No. 161 changed disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement was effective for UCI as of January 1, 2009. Because of UCI’s insignificant, if any, use of derivatives, adoption of this statement did not have an effect on UCI’s financial statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In April 2008, the FASB issued FASB Staff Position FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 was issued to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under Statement 142. FSP FAS 142-3 requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors under FASB Statement 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 was adopted on January 1, 2009. Adoption of FSP FAS 142-3 did not have a significant effect on UCI’s financial statements. FSP FAS 142-3 requires the disclosure of UCI’s policy regarding the treatment of costs incurred to renew or extend the term of a recognized intangible asset. UCI’s policy is to expense such costs when incurred.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement was adopted on January 1, 2009. SFAS No. 162 did not have a significant effect on UCI’s financial statements.
In December 2008, the FASB issued FSP FAS 140-4, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities,” to provide additional disclosures about transfers of financial assets. The disclosures required by FSP FAS 140-4 are intended to provide more transparency to financial statement users about a transferor’s continuing interest involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. UCI has agreements to sell undivided interests in certain of its receivables with factoring companies, which in turn have the right to sell an undivided interest to a financial institution or other third party. However, UCI retains no rights or interest, and has no obligations, with respect to the sold receivables. Furthermore, UCI does not service the receivables after the sales. Because of the terms of UCI’s sales of receivables, the adoption of FSP FAS 140-4 on January 1, 2009 did not have a significant effect on UCI’s financial statements.
NOTE N — RECENT ACCOUNTING PRONOUNCEMENTS, NOT YET ADOPTED
In December 2008, the FASB issued FSP FAS 132R-1, “Employer Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of defined benefit pension or other funded postretirement plans. The objective of these disclosures is to provide users of financial statements with an understanding of: (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. This statement is effective for annual statements for fiscal years ending after December 15, 2009. Adoption of FSP FAS 132R-1 by UCI for the year ended December 31, 2009, will result in expanded disclosures in the notes to the financial statements regarding pension plan assets.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments for interim reporting periods.
FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 will result in interim financial statement disclosures about the fair value of financial instruments that are comparable to those disclosures in the notes to the financial statements included in UCI’s December 31, 2008 Form 10-K.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. For UCI, adoption of FSP FAS 157-4 could affect only disclosures in the notes to financial statements. UCI has not yet evaluated the potential affect, if any, the adoption of FSP FAS 157-4 will have on the disclosures in the notes to financial statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 is effective for business combinations for which the acquisition date is after the first annual reporting period beginning on or after December 15, 2008. The effects of FSP FAS 141R-1 will depend on the occurrence of future acquisitions, if any, by UCI.
NOTE O — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
The senior credit facility is secured by substantially all the assets of UCI. The senior subordinated notes (the “Notes”) are unsecured and rank equally in right of payment with any of UCI’s future senior subordinated indebtedness. The Notes are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. The Notes and senior credit facility borrowings are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries.
The condensed financial information that follows includes condensed financial statements for (a) UCI, which is the issuer of the Notes and borrower under the senior credit facility, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facility (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI. Also included are consolidating entries, which consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.
Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and UCI believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note O (continued)
Consolidating Condensed Balance Sheet
March 31, 2009
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$73,005	$—	$66,828	$680	$5,497
Accounts receivable, net	253,741	—	—	238,696	15,045
Inventories, net	146,838	—	—	127,893	18,945
Deferred tax assets	24,310	—	255	24,613	(558)
Other current assets	19,463	—	1,287	7,229	10,947

Total current assets	517,357	—	68,370	399,111	49,876

Property, plant and equipment, net	163,953	—	1,039	121,055	41,859
Investment in subsidiaries		(255,736)	228,608	27,128	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	72,470	—	8,410	63,870	190
Deferred financing costs, net	2,403	—	2,403	—	—
Other long-term assets	1,536	—	365	1,049	122

Total assets	$999,180	$(255,736)	$550,656	$612,213	$92,047

Liabilities and equity
Current liabilities
Accounts payable	$109,677	$—	$939	$91,955	$16,783
Short-term borrowings	6,595	—	—	—	6,595
Current maturities of long-term debt	384	—	325	59	—
Accrued expenses and other current liabilities	96,221	—	12,714	77,873	5,634

Total current liabilities	212,877	—	13,978	169,887	29,012

Long-term debt, less current maturities	418,106	—	417,669	437	—
Pension and other postretirement liabilities	80,649	—	10,518	68,984	1,147
Deferred tax liabilities	4,030	—	19,102	(15,726)	654
Due to Holdco	18,406	—	18,406	—	—
Other long-term liabilities	2,760	—	—	1,940	820
Intercompany payables (receivables)		—	(189,183)	174,748	14,435
Total equity	262,352	(255,736)	260,166	211,943	45,979

Total liabilities and equity	$999,180	$(255,736)	$550,656	$612,213	$92,047

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note O (continued)
Consolidating Condensed Balance Sheet
December 31, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Assets
Current assets
Cash and cash equivalents	$46,612	$—	$39,061	$860	$6,691
Accounts receivable, net	261,624	—	—	246,101	15,523
Inventories, net	159,444	—	—	133,900	25,544
Deferred tax assets	24,245	—	255	23,479	511
Other current assets	19,452	—	648	8,602	10,202

Total current assets	511,377		39,964	412,942	58,471

Property, plant and equipment, net	167,906	—	1,006	123,579	43,321
Investment in subsidiaries	—	(253,698)	225,275	28,423	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	74,606	—	9,025	65,378	203
Deferred financing costs, net	2,649	—	2,649	—	—
Other long-term assets	1,823	—	365	1,292	166

Total assets	$999,822	$(253,698)	$519,745	$631,614	$102,161

Liabilities and equity
Current liabilities
Accounts payable	$104,416	$—	$4,140	$86,407	$13,869
Short-term borrowings	25,199	—	20,003	—	5,196
Current maturities of long-term debt	422	—	363	59	—
Accrued expenses and other current liabilities	85,730	—	8,356	73,448	3,926

Total current liabilities	215,767	—	32,862	159,914	22,991

Long-term debt, less current maturities	418,025	—	417,573	452	—
Pension and other postretirement liabilities	79,832	—	10,336	68,276	1,220
Deferred tax liabilities	3,560	—	18,406	(15,500)	654
Due to UCI Holdco	17,535	—	17,535	—	—
Other long-term liabilities	2,540	—	—	1,732	808
Intercompany payables (receivables)	—	—	(237,040)	207,173	29,867
Total equity	262,563	(253,698)	260,073	209,567	46,621

Total liabilities and equity	$999,822	$(253,698)	$519,745	$631,614	$102,161

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note O (continued)
Consolidating Condensed Income Statement
Three Months Ended March 31, 2009
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$219,862	$(29,629)	$—	$209,177	$40,314
Cost of sales	179,598	(29,629)		173,007	36,220

Gross profit	40,264	—	—	36,170	4,094
Operating expense
Selling and warehousing	(14,298)	—	(174)	(12,849)	(1,275)
General and administrative	(11,896)	—	(4,298)	(6,297)	(1,301)
Amortization of acquired intangible assets	(1,480)	—	—	(1,480)	—
Costs of integration of water pump operations	(205)	—	—	(205)	—

Operating income (loss)	12,385	—	(4,472)	15,339	1,518
Other expense
Interest expense, net	(7,999)	—	(7,935)	(7)	(57)
Intercompany interest		—	6,412	(6,252)	(160)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(1,485)	—	—	(1,485)	—

Income (loss) before income taxes	2,401	—	(6,495)	7,595	1,301
Income tax (expense) benefit	(1,135)	—	3,309	(3,802)	(642)

Increase (decrease) before equity in earnings of subsidiaries	1,266	—	(3,186)	3,793	659
Equity in earnings of subsidiaries		(5,648)	4,756	892	—

Net income (loss)	1,266	(5,648)	1,570	4,685	659
Less: loss attributable to noncontrolling interest	(304)	—	—	—	(304)

Net income (loss) attributable to United Components, Inc.	$1,570	$(5,648)	$1,570	$4,685	$963

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note O (continued)
Consolidating Condensed Income Statement
Three Months Ended March 31, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net sales	$229,290	$(20,192)	$—	$215,598	$33,884
Cost of sales	178,230	(20,192)	—	166,342	32,080

Gross profit	51,060	—	—	49,256	1,804
Operating expense
Selling and warehousing	(15,505)	—	(395)	(13,845)	(1,265)
General and administrative	(12,528)	—	(3,942)	(7,199)	(1,387)
Amortization of acquired intangible assets	(1,593)	—	—	(1,593)	—
Costs of integration of water pump operations	(363)	—	—	(363)	—

Operating income (loss)	21,071	—	(4,337)	26,256	(848)
Other expense
Interest expense, net	(9,142)	—	(9,046)	(7)	(89)
Intercompany interest		—	7,186	(6,961)	(225)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(527)	—	—	(528)	1

Income (loss) before income taxes	10,902	—	(6,697)	18,760	(1,161)
Income tax (expense) benefit	(4,176)	—	2,482	(6,941)	283

Increase (decrease) before equity in earnings of subsidiaries	6,726	—	(4,215)	11,819	(878)
Equity in earnings of subsidiaries	—	(9,898)	10,970	(1,072)	—

Net income (loss)	6,726	(9,898)	6,755	10,747	(878)
Less: loss attributable to noncontrolling interest	(29)	—	—	—	(29)

Net income (loss) attributable to United Components, Inc.	$6,755	$(9,898)	$6,755	$10,747	$(849)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note O (continued)
Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2009
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$49,239	$—	$48,064	$2,813	$(1,638)

Cash flows from investing activities:
Capital expenditures	(4,018)	—	(194)	(2,993)	(831)
Proceeds from sale of other property, plant and equipment	24	—	—	15	9

Net cash used in investing activities	(3,994)	—	(194)	(2,978)	(822)

Cash flows from financing activities:
Issuances of debt	3,672	—	—	—	3,672
Debt repayments	(22,391)	—	(20,103)	(15)	(2,273)

Net cash used in financing activities	(18,719)	—	(20,103)	(15)	1,399

Effect of currency exchange rate changes on cash	(133)	—	—	—	(133)

Net (decrease) increase in cash and cash equivalents	26,393	—	27,767	(180)	(1,194)

Cash and cash equivalents at beginning of year	46,612	—	39,061	860	6,691

Cash and cash equivalents at end of period	$73,005	$—	$66,828	$680	$5,497

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
Note O (continued)
Consolidating Condensed Statement of Cash Flows
Three Months Ended March 31, 2008
(in thousands)

	UCI				Non-
	Consolidated	Eliminations	UCI	Guarantors	Guarantors
Net cash provided by operating activities	$6,768	$—	$(8,680)	$2,623	$12,825

Cash flows from investing activities:
Capital expenditures	(7,886)	—	(1)	(4,479)	(3,406)
Proceeds from sale of other property, plant and equipment	58	—	—	11	47

Net cash used in investing activities	(7,828)	—	(1)	(4,468)	(3,359)

Cash flows from financing activities:
Issuances of debt	347	—	—	—	347
Debt repayments	(18,256)	—	(10,102)	(15)	(8,139)

Net cash used in financing activities	(17,909)	—	(10,102)	(15)	(7,792)

Effect of currency exchange rate changes on cash	109	—	—	—	109

Net (decrease) increase in cash and cash equivalents	(18,860)	—	(18,783)	(1,860)	1,783

Cash and cash equivalents at beginning of year	41,440	—	36,684	1,234	3,522

Cash and cash equivalents at end of period	$22,580	$—	$17,901	$(626)	$5,305

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” and “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations” sections of our 2008 Form 10-K filed March 31, 2009 and the financial statements included herein.
Forward-Looking Statements
In this Quarterly Report on Form 10-Q for the period ended March 31, 2009, United Components, Inc. (“UCI”) makes some “forward-looking” statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. These statements are included throughout this report on Form 10-Q and relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.
These forward-looking statements are based on UCI’s expectations and beliefs concerning future events affecting UCI. They are subject to uncertainties and factors relating to UCI’s operations and business environment, all of which are difficult to predict and many of which are beyond UCI’s control. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we do not know whether our expectations will prove correct. They can be affected by inaccurate assumptions we make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. UCI cautions the reader that these uncertainties and factors, including those discussed in Item 1A of our Annual Report on Form 10-K and in other SEC filings, could cause UCI’s actual results to differ materially from those stated in the forward-looking statements.
Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q or any other SEC filings to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
Our sales to General Motors Corporation’s (GM) automotive original equipment manufacturing and sales operations comprise less than 7% of our consolidated sales. More than 80% of our sales to GM are to dealerships in the OES channel, with the remainder to the OEM sales channel for inclusion in new vehicle production. Our sales to Chrysler LLC (Chrysler) comprise less than 1% of our consolidated sales and are largely to the service organization in the OES channel. As discussed in more detail in Note L to the financial statements in this Form 10-Q, there is substantial doubt about the ability of GM and Chrysler to continue as going concerns. In addition to the credit risk exposures identified in Note L, if either GM or Chrysler is unable to continue operations, we could suffer unfavorable consequences including production volume and sales declines.
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

A key metric in measuring aftermarket performance is miles driven. In 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.5% (equaling 108 billion fewer miles). This was the first annual decrease in miles driven since 1980. The high gasoline prices and general economic conditions, in addition to reducing miles driven, have also resulted in consumers extending the mileage interval for routine maintenance, reducing demand for our products. We believe that these conditions adversely affected our sales during the second half of 2008. Retail gasoline prices have fallen significantly from the historic highs experienced at the beginning of the third quarter of 2008. However, we believe the historically high gasoline prices in 2008 are continuing to have a residual effect on miles driven in 2009 and general economic conditions have continued to worsen. Miles driven in the first quarter of 2009 continued to decline. As reported by the U.S. Department of Energy, miles driven were 1.5% lower for the first quarter of 2009 than the same period in 2008. We believe that these conditions continued to adversely impact our sales in the first quarter of 2009, and as long as these conditions persist, our sales may continue to be adversely affected.
While the conditions described above have adversely affected our sales, other trends resulting from the current economic conditions may have a positive impact on sales in the future. Specifically, with new car sales declining, consumers are keeping their cars longer, resulting in an increased demand for replacement parts as consumers repair their increasingly older cars. Within this trend, we believe that more consumers are moving to the “do-it-yourself” market, buying their parts at retail outlets, which is the core of our business. In addition, a significant number of new car dealers have closed in recent months, with more predicted to close this year, potentially sending more consumers to our customers in the aftermarket for their replacement parts.
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
However, it is also important to note that in 2008, 2007 and 2006, approximately 29%, 28% and 24%, respectively, of our total net sales were derived from our business with AutoZone, Inc. Our failure to maintain a healthy relationship with AutoZone stores would result in a significant decrease in our net sales. Even if we maintain our relationship, this sales concentration with one customer increases the potential impact to our business that could result from any changes in the economic terms of this relationship.
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
Since early in 2004, global demand for steel has been high and has resulted in supplier-imposed price increases and/or surcharges for this raw material. During much of 2008, the cost of other commodities, including aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. In the latter part of 2008 and into the first quarter of 2009, general market prices for certain of these commodities have decreased in reaction to general economic conditions and current uncertainties regarding short-term demand. However, we believe that the long-term trend will be toward higher costs for these commodities. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in price increases and may make procurement more difficult in the future. Due to our inventory being on the first-in, first-out (FIFO) method, a time lag of approximately three months exists from the time we experience cost increases until these increases flow through cost of sales.
In addition to the adverse impact of increasing commodities and energy costs, we are also being adversely affected by changes in foreign currency exchange rates, primarily relating to the Chinese yuan and Mexican peso. In 2008, we sourced approximately $70 million of components from China. During the period December 31, 2007 through June 30, 2008, the U.S. dollar weakened against the Chinese yuan by approximately 6% and has since remained stable. A weakening U.S. dollar means that we must pay more U.S. dollars to obtain components from China, which equates to higher costs.
Our Mexican operations source a significant amount of inventory from the United States. In 2008, our Mexican operations sourced approximately $11.7 million from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States.

In the year ended December 31, 2008, we estimate the adverse pre-tax effect of higher commodities and energy costs and changes in currency exchange rates, net of the mitigation efforts set forth below, was $8.8 million when compared to 2007. In the latter part of 2008 and the first quarter of 2009, general market prices for certain of the commodities used in our operations, excluding certain steel products, have decreased in reaction to general economic conditions and current uncertainties regarding short-term demand. Even with the benefit of this reduction in commodity prices, the combined impact of commodity prices, energy costs and changes in currency exchange rates, net of the mitigation efforts set forth below, had a negative effect on our 2009 first quarter results when compared to our 2008 first quarter results. We estimate this negative effect to be $1.7 million.
Generally, we attempt to mitigate the effects of cost increases and currency changes via a combination of design changes, material substitution, global resourcing efforts and increases in the selling prices for our products. With respect to pricing, it should be noted that, while the terms of supplier and customer contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recoup some of the higher costs through increased pricing. This time lag typically spans a fiscal quarter or more, depending on the specific situation. During 2008, we secured customer price increases that offset a portion of the cost increase we experienced in 2008. However, as a result of the recent reductions in energy costs and costs of certain commodities used in our operations, the potential exists that we may be unable to retain the entire effect of customer price increases secured in 2008. We continue to pursue efforts to mitigate the effects of any cost increases; however, there are no assurances that we will be entirely successful. To the extent that we are unsuccessful, our profit margins will be adversely affected. Because of uncertainties regarding future commodities and energy prices, and the success of our mitigation efforts, it is difficult to estimate the impact of commodities and energy costs on the remaining quarters of 2009 and beyond. However, we currently expect the adverse effect in 2009 to be much less significant than that experienced in 2008. This forecast is based on assumptions regarding the future cost of commodities and our ability to mitigate these costs. Actual events could vary significantly from our assumptions. Consequently, the actual effect could be significantly different than our forecast.
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
The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in UCI’s March 31, 2009 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $2.5 million accrued at March 31, 2009 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters and related litigation, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.
Results of Operations
The following table is UCI’s unaudited condensed consolidated income statements for the three months ended March 31, 2009 and 2008. The amounts are presented in thousands of dollars.

	Three Months ended March 31,
	2009	2008
Net sales	$219,862	$229,290
Cost of sales	179,598	178,230

Gross profit	40,264	51,060
Operating expense
Selling and warehousing	(14,298)	(15,505)
General and administrative	(11,896)	(12,528)
Amortization of acquired intangible assets	(1,480)	(1,593)
Costs of integration of water pump operations	(205)	(363)

Operating income	12,385	21,071
Other expense
Interest expense, net	(7,999)	(9,142)
Management fee expense	(500)	(500)
Miscellaneous, net	(1,485)	(527)

Income before income taxes	2,401	10,902
Income tax expense	(1,135)	(4,176)

Net income	1,266	6,726
Less: Loss attributable to noncontrolling interest	(304)	(29)

Net income attributable to United Components, Inc.	$1,570	$6,755

Three Months Ended March 31, 2009 compared with the Three Months Ended March 31, 2008
Net sales. Net sales of $219.9 million in the first quarter of 2009 decreased $9.4 million, or 4.1%, compared to net sales in the first quarter of 2008. In connection with obtaining new business, sales were reduced by $2.4 million in the first quarter of 2009 and $1.1 million in the first quarter of 2008. These reductions were the result of accepting returns of the inventory of our customers’ previous suppliers.
Excluding the effects of obtaining new business from both quarters, sales were 3.5% lower in the first quarter of 2009 compared to the first quarter of 2008. Automotive aftermarket sales that comprise more than 85% of our sales increased approximately 2.5% compared to the first quarter of 2008. Within the automotive aftermarket channel, our retail channel sales increased approximately 7.6% while traditional channel sales increased approximately 3.5%. We believe the larger increase in the retail sales channel is reflective of a shift to the retail channel as (i) consumers shift away from do-it-for-me to do-it-yourself and (ii) retail outlets expand their sales to commercial accounts. OEM sales, which comprise only 6% of our sales, decreased approximately 46.0% compared to the first quarter of 2008 due to the significant downturn in the automotive industry. We believe that the sales decline was due primarily to general economic conditions in the United States. Despite the decline in sales compared to the first quarter of 2008, sales, on a comparable basis, increased 6.6% compared to the fourth quarter of 2008. There is no assurance, however, that this trend will continue.
Gross profit. Gross profit, as reported, was $40.3 million for the first quarter of 2009 and $51.1 million for the first quarter of 2008. Both years included special items. Both quarters included the adverse effects of obtaining new business, a $2.4 million cost in the first quarter of 2009 and a $1.1 million cost in the first quarter of 2008. The 2009 and 2008 quarters included $0.4 million and $1.0 million, respectively, of costs related to establishing two new factories in China. The 2009 quarter included $0.4 million of severance expense incurred in connection with cost saving initiatives to reduce headcount.
Excluding the adverse effects of these special items, adjusted gross profit decreased to $43.5 million in the first quarter of 2009 from $53.2 million in the first quarter of 2008, and the related gross margin percentage decreased to 19.6% in the first quarter of 2009 from 23.1% in the first quarter of 2008. The gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.
Lower sales volume in the first quarter of 2009 was a significant factor in our gross profit decline. The 2009 results were also adversely affected by (i) the impact of higher energy and commodity costs and currency fluctuations, which were previously discussed in this Management’s Discussion and Analysis, (ii) higher product returns expense, and (iii) higher per unit cost of manufacturing at lower production volumes.
Selling and warehousing expenses. Selling and warehousing expenses were $14.3 million in the first quarter of 2009; $1.2 million lower than the first quarter of 2008. The reduction is driven by lower sales and cost saving initiatives to reduce headcount and promotional expenses. Selling and warehousing expenses were 6.5% of sales in the 2009 quarter and 6.8% in the 2008 quarter.
General and administrative expenses. General and administrative expenses were $11.9 million in the first quarter of 2009, $0.6 million lower than the first quarter of 2008. This reduction includes the favorable effect of lower salary expense due to headcount reductions, lower employee bonus expense, reduced use of third party professionals, and lower bad debt expense due to collection of a receivable that was previously written down. The 2009 versus 2008 reduction is also attributable to 2008 costs associated with establishing two factories in China. These cost reductions were partially offset by 2009 severance expense and $0.5 million of costs incurred in connection with our antitrust litigation (discussed in Note I to the financial statements included in the financial statements included in this Form 10-Q.)
Costs of integration of water pump operations. See Note B to the financial statements included in this Form 10-Q.
Interest expense, net. Net interest expense was $1.1 million lower in the first quarter of 2009 compared to the first quarter of 2008. This decrease is due to lower interest rates in the first quarter of 2009, partially offset by higher average debt levels in the 2009 quarter. Results for the 2008 quarter included $0.1 million of accelerated amortization of deferred financing costs associated with the voluntary prepayments of debt.

Miscellaneous, net. Miscellaneous expense is $1.0 million higher in the first quarter of 2009 compared to the first quarter of 2008. This increase is due to the higher cost of selling our receivables.
Income tax expense. Income tax expense in the first quarter of 2009 was $3.0 million lower than in the first quarter of 2008, due to lower pre-tax income in the 2009 quarter.
Net income. Due to the factors described above, we reported a net income of $1.3 million for the first quarter of 2009 and $6.7 million for the first quarter of 2008.
Liquidity and Capital Resources
          Historical Cash Flows
Net cash provided by operating activities. Net cash provided by operating activities for the three months ended March 31, 2009 was $49.2 million. Profits, before deducting depreciation and amortization, and other non-cash items, generated $12.2 million. A decrease in accounts receivable and inventory resulted in a generation of cash of $7.1 million and $11.7 million, respectively. The decrease in accounts receivable was primarily due to increased factoring of accounts receivable during the three months ended March 31, 2009, partially offset by an increase in sales of $16.3 million in the three months ended March 31, 2009 as compared to the fourth quarter of 2008. Factored accounts receivable totaled $105.4 million and $80.1 million at March 31, 2009 and December 31, 2008, respectively. The decrease in inventory was due to (i) focused efforts to reduce inventory investments through improved inventory turns, (ii) higher sales in the three months ended March 31, 2009 over the fourth quarter of 2008 and (iii) reduced material costs resulting from decreases in costs of certain of the commodities used in our operations experienced in the latter part of 2008 and in the first quarter of 2009. An increase in accounts payable resulted in a generation of cash of $5.5 million. The increase in accounts payable was due to initiatives with our vendors to reduce our working capital investment levels. An increase in interest payable, which will reverse in the second quarter when interest on our senior subordinated notes is paid, had a $5.1 million positive effect on cash. UCI’s cash flow was also positively effected by $0.9 million because of an increase in UCI’s liability to Holdco, due primarily to UCI’s use of Holdco’s taxable losses to offset UCI taxes that would otherwise be payable in cash. Changes in all other assets and liabilities netted to a $6.8 million increase in cash. This amount included timing of payment of employee-related accrued liabilities, including salaries and wages and insurance, and timing of product returns.
Net cash used in investing activities. Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the three months ended March 31, 2009 and March 31, 2008 were $4.0 million and $7.9 million, respectively. The 2008 expenditures included $2.4 million for our two new factories in China.
Net cash provided by / used in financing activities. Net cash used in financing activities in the three months ended March 31, 2009 was $18.7 million compared to net cash used in financing activities in the three months ended March 31, 2008 of $17.9 million.
Borrowings of $3.7 and $0.3 million during the three months ended March 31, 2009 and 2008, respectively, consisted solely of short-term borrowings payable to foreign credit institutions.
During the three months ended March 31, 2009, we repaid the $20.0 million of outstanding borrowings under our revolving credit facility. Additionally during the three months ended March 31, 2009, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $2.3 million.
During the three months ended March 31, 2008, we used cash on hand to voluntarily repay $10.0 million of our term loan. Additionally during the three months ended March 31, 2008, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $8.1 million.

          Current Debt Capitalization and Scheduled Maturities
At March 31, 2009 and December 31, 2008, UCI had $73.0 million and $46.6 million of cash, respectively. Outstanding debt was as follows (in millions):

	March 31,	December 31,
	2009	2008
Short-term borrowings	$6.6	$5.2
Revolving credit line borrowings	—	20.0
Capitalized leases	1.2	1.2
Term loan	190.0	190.0
Senior subordinated notes	230.0	230.0

Amount of debt requiring repayment	427.8	446.4
Unamortized debt discount	(2.7)	(2.8)

	$425.1	$443.6

Short-term borrowings are routine short-term borrowings by our foreign operations.
Because of previous prepayments of our term loan, we do not have any required repayments of the senior credit facility term loans until December 2011. Our $230.0 million senior subordinated notes are due in 2013.
In addition to the debt discussed above, our parent, UCI Holdco, has $302.5 million in Floating Rate Senior PIK Notes (the “Holdco Notes”) outstanding at March 31, 2009. The Holdco Notes do not appear on our balance sheet and the related interest expense is not included in our income statement. While UCI has no direct obligation under the Holdco Notes, UCI is the sole source of cash generation for UCI Holdco. The interest on the Holdco Notes is payable “in kind” until December 2011, so no cash interest is payable until after that date. Accordingly, the Holdco Notes will not have any material effect on the cash flow or liquidity of UCI until after that date. In addition, the covenants contained in the Holdco Notes indenture are substantially the same as those contained in the senior subordinated notes indenture, so we expect that the Holdco Notes will have no effect on the current operations of UCI.
Below is a schedule of required future repayments of all debt outstanding on March 31, 2009. The amounts are presented in millions of dollars.

Remainder of 2009	$6.9
2010	0.2
2011	45.2
2012	145.2
2013	230.1
Thereafter	0.2

$427.8

The terms of UCI’s senior credit facility permit UCI to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of May 13, 2009, we had not repurchased any of the senior subordinated notes, although we or Holdco may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. Similarly, we or Holdco may from time to time seek to repurchase or retire the Holdco Notes. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.
Our significant debt service obligation is an important factor when assessing UCI’s liquidity and capital resources. At our March 31, 2009 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, is approximately $29.4 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $0.5 million.

          Management’s Action Plan and Outlook
Historically, our primary sources of liquidity have been cash on hand, cash flow from operations, accounts receivable factoring arrangements and borrowings under our existing revolving credit facility, which terminates in June 2009.
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
At March 31, 2009 and December 31, 2008, revolving credit borrowings were $0.0 million and $20.0 million, respectively. $9.4 million of revolving credit borrowing capacity had been used to support outstanding letters of credit at both dates. Excluding Lehman’s $9.5 million commitment, we had $56.1 million of unused borrowing capacity at March 31, 2009. Subsequent to March 31, 2009, we borrowed $20.0 million under the revolving credit facility.
We have evaluated our options with respect to the revolving credit facility. Given the current capital markets environment, we believe it is unlikely we will extend or replace the revolving credit facility upon its expiration in June 2009. Therefore our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash from operations in the future and from factoring arrangements. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
In the event we do not extend or replace the revolving credit facility, we will be required to repay the $20.0 million of borrowings currently outstanding in the second quarter of 2009. Additionally, we will be required to post $9.4 million in cash as collateral to support outstanding letters of credit. The cash collateral amounts would not be available for general business purposes as long as the letters of credit remain outstanding or alternative collateral is posted.
          Accounts Receivable Factoring
Factoring of customer trade accounts receivable is a significant part of our liquidity. Subject to certain limitations, UCI’s senior credit facility agreement permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements. At March 31, 2009, we had factoring relationships with six banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all.
We sold approximately $60.0 million and $43.7 million of receivables during the three months ended March 31, 2009 and 2008, respectively. If receivables had not been factored, $105.4 million and $80.1 million of additional receivables would have been outstanding at March 31, 2009 and December 31, 2008, respectively. If we had not factored these receivables, we would have had to finance these receivables in some other way, including borrowings and reducing cash on hand. Our short term cash projections assume additional increases over and above the $105.4 million level of factored accounts receivable at March 31, 2009 based upon expected growth in business with certain customers.
          Short-Term Liquidity Outlook
We have implemented a number of measures to improve the level of cash generated by our operations in order to increase our liquidity. Specific actions taken include activities to align our cost structure with our customers’ spending and current market conditions. These restructuring activities include:
•	Employment cost savings — We have implemented hourly and salaried workforce reductions across all overhead and selling, general and administrative cost centers to align staffing levels with current business levels. At March 31, 2009, we had approximately 4,700 employees as compared to approximately 4,900 and 5,200 at December 31, 2008 and December 31, 2007, respectively. Additionally, we have implemented wage freezes, suspended certain matching contributions to defined contribution and profit sharing plans and other cost reduction activities.

•	Additional cost savings — We have critically evaluated overall overhead and selling, general and administrative discretionary spending and have instituted “zero-based” discretionary spending, requiring additional approvals for all such spending across the Company.

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
          Covenant Compliance
Our senior credit facility requires us to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facility includes certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets, and alter our business. In addition, the senior credit facility contains the following financial covenants: a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are calculated on a trailing four consecutive quarters basis. As of March 31, 2009, we were in compliance with all of these covenants.
Our covenant compliance levels and actual ratios for the quarter ended March 31, 2009 are as follows:

	Covenant	Actual
	Compliance Level	Ratio
Minimum Adjusted EBITDA to interest expense ratio	2.60x	3.31x
Maximum total debt to Adjusted EBITDA ratio	4.60x	4.02x

The minimum interest coverage ratio and maximum leverage ratio levels become increasingly more restrictive over time. The senior credit facility provides for a minimum Adjusted EBITDA to interest expense ratio and a maximum total debt to Adjusted EBITDA ratio as set forth opposite the corresponding fiscal quarter.

Minimum
	Adjusted	Maximum
	EBITDA	Total Debt
	to	to
	Interest	Adjusted
	Expense	EBITDA
	Covenant	Covenant
	Compliance	Compliance
	Level	Level
Quarter ending June 30, 2009	2.65x	4.50x
Quarter ending September 30, 2009	2.75x	4.40x
Quarter ending December 31, 2009	2.80x	4.10x
Quarter ending March 31, 2010	3.00x	3.75x
Quarter ending June 30, 2010	3.00x	3.75x
Quarter ending September 30, 2010 and thereafter	3.00x	3.50x
Adjusted EBITDA is used to determine our compliance with many of the covenants contained in our senior credit facility. Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) further adjusted to exclude unusual items and other adjustments permitted by our lenders in calculating covenant compliance under our senior credit facility.
We believe that the inclusion of debt covenant related adjustments to EBITDA applied in presenting Adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants.
A breach of covenants in our senior credit facility that are tied to ratios based on Adjusted EBITDA could result in a default under the facility and the lenders could elect to declare all amounts borrowed due and payable. Any such acceleration would also result in a default under our senior subordinated notes.
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

The following table reconciles net income to EBITDA and Adjusted EBITDA (dollars in millions):

		Trailing Four
	Three Months	Quarters
	ended	ended
	Mar. 31, 2009	Mar. 31, 2009
Net income attributable to United Components, Inc.	$1.6	$4.7
Interest, net of noncontrolling interest	8.0	33.1
Income tax expense, net of noncontrolling interest	1.2	4.9
Depreciation, net of noncontrolling interest	7.1	27.7
Amortization	2.1	8.9

EBITDA	20.0	79.3
Special items:
Cost of integration of water pump operations and the resulting asset impairment losses	0.2	2.2
Reduction in force severance and facilities consolidation	1.0	1.4
Trademark impairment loss	—	0.5
Cost of defending class action litigation	0.5	4.5
One-time warranty expense	—	6.7
New business changeover cost and sales commitment costs	2.4	6.3
Establishment of new facilities in China	0.4	2.6
Non-cash charges (stock options expense)	0.2	0.8
Management fee	0.5	2.0

Adjusted EBITDA	$25.2	$106.3

Contingencies
Environmental
UCI is subject to a variety of federal, state, local and foreign environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. UCI has been identified as a potentially responsible party for contamination at two sites. One of these sites is a former facility in Edison, New Jersey, where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. UCI has informed the agency that this contamination was caused by another party at a neighboring facility and has initiated a lawsuit against that party for damages and to compel it to take responsibility for any further investigation or remediation. The lawsuit has proceeded to trial, which is expected to be completed in the second quarter of 2009, although it is uncertain when a decision will be rendered. The second site is a previously owned site in Solano County, California, where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of these environmental matters will not exceed the $1.8 million accrued at March 31, 2009 by a material amount, if at all. However, because all investigation and analysis has not yet been completed, and because of the inherent uncertainty in such environmental matters and in the outcome of litigation, such as the New Jersey litigation, it is reasonably possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.
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
Antitrust Litigation
We are subject to litigation and investigation related to pricing of aftermarket oil, air, fuel and transmission filters, as described in “Part II, Item 1. Legal Proceedings” in this Form 10-Q.

We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.
Value-added Tax Receivable
UCI’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $3.2 million from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which UCI believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected UCI’s claims for these refunds, and UCI has commenced litigation in the regional federal administrative and tax courts in Monterrey to order the local tax authorities to process these refunds.
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
RECENT ACCOUNTING PRONOUNCEMENTS, NOT YET ADOPTED
In December 2008, the FASB issued FSP FAS 132R-1, “Employer Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132R-1 was issued to provide guidance on an employer’s disclosures about plan assets of defined benefit pension or other funded postretirement plans. The objective of these disclosures is to provide users of financial statements with an understanding of: (a) how investment allocation decisions are made, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period, and (e) significant concentrations of risk within plan assets. This statement is effective for annual statements for fiscal years ending after December 15, 2009. Adoption of FSP FAS 132R-1 by UCI for the year ended December 31, 2009, will result in expanded disclosures in the notes to the financial statements regarding pension plan assets.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. Adoption of FSP FAS 107-1 and APB 28-1 will result in interim financial statement disclosures about the fair value of financial instruments that are comparable to those disclosures in the notes to the financial statements included in UCI’s December 31, 2008 Form 10-K.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 is effective for reporting periods ending after June 15, 2009. For UCI, adoption of FSP FAS 157-4 could affect only disclosures in the notes to financial statements. UCI has not yet evaluated the potential affect, if any, the adoption of FSP FAS 157-4 will have on the disclosures in the notes to financial statements.
In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 is effective for business combination for which the acquisition date is after the first annual reporting period beginning on or after December 15, 2008. The effects of FSP FAS 141R-1 will depend on the occurrence of future acquisitions, if any, by UCI.
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
     Currency transactions. Currency transaction exposure arises where actual sales and purchases are made by a business or company in a currency other than its own functional currency. In 2009, we expect to source approximately $70 million of components from China. The currency exchange rate from Chinese yuan to U.S. dollars has been stable, in large part due to the economic policies of the Chinese government. However, the Chinese government has reduced its influence over the currency exchange rate, and let market conditions control to a greater extent. As a result, during the period from December 31, 2007 through June 30, 2008, the Chinese yuan strengthened against the U.S. dollar by approximately 6% and has since remained stable.
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
     Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but there are no assurances that we will be successful.
We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of March 31, 2009, we had no foreign currency contracts outstanding. We do not engage in speculative activities.
Interest Rate Risk
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
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. As required by Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. During the evaluation, it was determined that isolated control deficiencies related to the accounting and closing process for inventory at one of our manufacturing operations represented material weaknesses. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of March 31, 2009, due solely to these material weaknesses in our internal control over financial reporting.
      The Company’s controls to monitor the financial results of one of its manufacturing operations, which are designed (i) to properly account for product returns, (ii) to provide for timely review and correction of batch posting errors and (iii) to account for the elimination of intercompany profit in inventory in accordance with U.S. generally accepted accounting principles, were not effective. The failure of these controls to operate as designed resulted in (i) the failure to accrue for unprocessed product returns from customers in the proper period, (ii) one day of cost of goods sold entries not being posted timely and (iii) not deferring the appropriate amount of intercompany profit on inventory until final sale of the product. These control deficiencies were identified and the resulting errors were corrected prior to the finalization of the Company’s financial results for the three months ended March 31, 2009.
     To ensure that our consolidated financial statements for the quarter ended March 31, 2009 are fairly stated in accordance with U.S. generally accepted accounting principles, we performed a review of the procedures constituting the accounting and closing process for inventory to identify the root cause of the control deficiencies at the manufacturing operation and performed additional in-depth analyses of the impact on the operation’s financial results. We have taken remedial actions including performing additional levels of review of batch postings and formalizing procedural documentation for the elimination of the operation’s intercompany profit in inventory.
     Other than as described above, there were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
          The litigations and investigations reported in our 2008 Annual Report on Form 10-K as of March 15, 2009 related to pricing of aftermarket oil, air, fuel and transmission filters are ongoing.
          On April 13, 2009, plaintiff Gasoline and Automotive Service Dealers of America voluntarily dismissed United Components from its case pending in the Northern District of Illinois (1:08cv4883) without prejudice.
          On April 16, 2009, the Office of the Attorney General for the State of Florida filed a civil complaint against United Component’s wholly-owned subsidiary Champion and eight other defendants in the Northern District of Illinois. The complaint alleges violations of Section 1 of the Sherman Act and Florida law related to the sale of aftermarket filters. The complaint asserts direct and indirect purchaser claims on behalf of Florida governmental entities and Florida consumers. It seeks damages, including statutory treble damages, penalties, fees, costs and an injunction.
          We intend to continue to vigorously defend against these claims.
          From time to time, we may be involved in other disputes or litigation relating to claims arising out of our operations. However, we are not currently a party to any other material legal proceedings.
Item 1.A. Risk Factors
          There have been no material changes from the risk factors previously disclosed in UCI’s annual report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Default Upon Senior Securities
     None.
Item 4. Submission of Matters to Vote of Security Holders
     None.
Item 5. Other Information
     None.
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

UNITED COMPONENTS, INC.

Date: May 14, 2009	By:	/s/ DANIEL J. JOHNSTON

Name: Daniel J. Johnston
Title: Chief Financial Officer and Authorized Representative