Form 10-Q
period 2010-06-30
UNITED COMPONENTS INC
filed 2010-08-11
CIK 101116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑ (Note: As a voluntary filer not subject to the filing requirements, the registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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

The registrant had 1,000 shares of its $0.01 par value common stock outstanding as of August 11, 2010.

United Components, Inc.

Index

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements
United Components, Inc.

Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)

Assets
Current assets
Cash and cash equivalents	$174,157	$131,913
Accounts receivable, net	257,517	261,210
Inventories, net	134,234	133,058
Deferred tax assets	32,711	30,714
Other current assets	16,696	23,499
Total current assets	615,315	580,394

Property, plant and equipment, net	140,034	149,753
Goodwill	241,461	241,461
Other intangible assets, net	65,899	68,030
Deferred financing costs, net	1,476	1,843
Restricted cash	16,790	9,400
Other long-term assets	7,061	6,304
Total assets	$1,088,036	$1,057,185

Liabilities and equity
Current liabilities
Accounts payable	$113,055	$111,898
Short-term borrowings	6,184	3,460
Current maturities of long-term debt	232	17,925
Accrued expenses and other current liabilities	122,214	106,981
Total current liabilities	241,685	240,264

Long-term debt, less current maturities	401,049	400,853
Pension and other postretirement liabilities	71,594	70,802
Deferred tax liabilities	8,603	8,546
Due to UCI International	35,653	30,105
Other long-term liabilities	5,740	6,672
Total liabilities	764,324	757,242

Contingencies — Note J

Equity
United Components, Inc. shareholder’s equity
Common stock	—	—
Additional paid in capital	278,985	278,756
Retained earnings	78,515	51,879
Accumulated other comprehensive loss	(33,788)	(32,502)
Total United Components, Inc. shareholder’s equity	323,712	298,133
Noncontrolling interest — Note N	—	1,810
Total equity	323,712	299,943
Total liabilities and equity	$1,088,036	$1,057,185

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Consolidated Income Statements (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$236,198	$217,422	$466,502	$437,284
Cost of sales	176,228	169,698	349,304	350,140
Gross profit	59,970	47,724	117,198	87,144
Operating (expense) income
Selling and warehousing	(15,077)	(14,086)	(29,372)	(28,384)
General and administrative	(10,789)	(11,019)	(21,409)	(22,071)
Amortization of acquired intangible assets	(1,336)	(1,481)	(2,671)	(2,961)
Restructuring gains (costs), net (Note B)	(344)	598	(2,380)	393
Patent litigation costs (Note J)	(74)	—	(1,038)	—
Operating income	32,350	21,736	60,328	34,121
Other expense Interest expense, net	(6,817)	(7,793)	(13,664)	(15,792)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(1,352)	(1,669)	(2,303)	(3,154)
Income before income taxes	23,681	11,774	43,361	14,175
Income tax expense	(9,380)	(4,361)	(16,762)	(5,496)
Net income	14,301	7,413	26,599	8,679
Less: Loss attributable to noncontrolling interest	(2)	(75)	(37)	(379)
Net income attributable to United Components, Inc.	$14,303	$7,488	$26,636	$9,058

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income attributable to United Components, Inc.	$26,636	$9,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of other intangible assets	17,704	18,805
Amortization of deferred financing costs and debt discount	683	801
Deferred income taxes	(2,354)	(199)
Other non-cash, net	2,361	(1,246)
Changes in operating assets and liabilities:
Accounts receivable	1,863	12,510
Inventories	(4,525)	22,395
Other current assets	7,281	126
Accounts payable	3,857	617
Accrued expenses and other current liabilities	15,926	11,182
Other long-term assets	812	(165)
Due to UCI International	5,548	2,600
Other long-term liabilities	766	1,575
Net cash provided by operating activities	76,558	78,059

Cash flows from investing activities
Capital expenditures	(11,741)	(7,530)
Proceeds from sale of property, plant and equipment	114	2,436
Proceeds from sale of joint venture interest (net of transaction costs and cash sold)	272	—
Increase in restricted cash	(7,390)	(9,400)
Net cash used in investing activities	(18,745)	(14,494)

Cash flows from financing activities
Issuances of debt	9,619	6,543
Debt repayments	(24,708)	(26,177)
Net cash used in financing activities	(15,089)	(19,634)

Effect of currency exchange rate changes on cash	(480)	102
Net increase (decrease) in cash and cash equivalents	42,244	44,033

Cash and cash equivalents at beginning of year	131,913	46,612
Cash and cash equivalents at end of period	$174,157	$90,645

The accompanying notes are an integral part of these statements.

United Components, Inc.

Condensed Consolidated Statements of Changes in Equity (unaudited)
(in thousands)

	United Components, Inc. Shareholder’s Equity
	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity	Comprehensive Income

Balance at January 1, 2009	$—	$278,430	$21,243	$(39,600)	$2,490	$262,563
Recognition of stock based compensation expense		220				220
Comprehensive income
Net income (loss)			9,058		(379)	8,679	$9,058
Other comprehensive income
Foreign currency adjustment (after $111 of income tax cost)				703		703	703
Pension liability (after $1,505 of income tax cost)				2,434		2,434	2,434
Total comprehensive income							$12,195
Balance at June 30, 2009	$—	$278,650	$30,301	$(36,463)	$2,111	$274,599

Balance at January 1, 2010	$—	$278,756	$51,879	$(32,502)	$1,810	$299,943
Recognition of stock based compensation expense		229				229
Sale of joint venture					(1,773)	(1,773)
Comprehensive income Net income (loss)			26,636		(37)	26,599	$26,636
Other comprehensive income
Foreign currency adjustment (after $19 of income tax benefit)				(1,666)		(1,666)	(1,666)
Pension liability (after $234 of income tax cost)				380		380	380
Total comprehensive income							$25,350
Balance at June 30, 2010	$—	$278,985	$78,515	$(33,788)	$—	$323,712

The accompanying notes are an integral part of these statements.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE A — GENERAL AND BASIS OF FINANCIAL STATEMENT PRESENTATION

General

United Components, Inc. is an indirect wholly-owned subsidiary of UCI International, Inc. (“UCI International”), formerly known as UCI Holdco, Inc. UCI International and United Components, Inc. are corporations formed at the direction of The Carlyle Group. At June 30, 2010, affiliates of The Carlyle Group owned 90.8% of UCI International’s common stock while the remainder was owned by members of United Components, Inc.’s board of directors and certain current and former employees. As of June 30, 2010, UCI International had $339.2 million of Floating Rate Senior PIK Notes (the “UCI International Notes”) outstanding. While United Components, Inc. has no direct obligation under the UCI International Notes, United Components, Inc. is the sole source of cash generation for UCI International. The UCI International Notes do not appear on United Components, Inc.’s balance sheets, and the related interest expense is not included in United Components, Inc.’s income statements. See Note I.

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

The December 31, 2009 consolidated balance sheet has been derived from the audited financial statements included in UCI’s annual report on Form 10-K for the year ended December 31, 2009. The financial statements at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. In the opinion of UCI management, these financial statements include all adjustments necessary for a fair presentation of the financial position and results of operations for such periods.

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Income Statement Reclassification

Certain engineering expenses totaling $0.5 million and $1.4 million for the three and six months ended June 30, 2009 were presented in general and administrative expenses. These engineering expenses have been reclassified to cost of sales in the condensed consolidated income statements for the three and six months ended June 30, 2009 in order to conform to the current year presentation.

Recently Adopted Accounting Guidance

On January 1, 2010, UCI adopted changes issued by the Financial Accounting Standards Board (“FASB”) to accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The adoption of these changes had no impact on UCI’s financial statements.

Effective January 1, 2010, UCI adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously-issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  See Note N for a discussion of the disposition of UCI’s 51% owned joint venture.

NOTE B — RESTRUCTURING GAINS (COSTS)

UCI incurred costs related to the company’s capacity consolidation activities which are reported in the income statement in “Restructuring gains (costs).”  The components of restructuring gains (costs) are as follows (in millions):
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Costs to maintain land and building held for sale	$—	$—	$(0.2)	$(0.2)
Curtailment and settlement losses	(0.2)	(0.1)	(0.5)	(0.1)
Severance costs	(0.1)	—	(0.1)	—
Disposition of investment in joint venture	—	—	(1.6)	—
Gain on sale of building, net of moving costs	—	1.4	—	1.4
Asset impairments	—	(0.7)	—	(0.7)
	$(0.3)	$0.6	$(2.4)	$0.4

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

2010 Activities

In the three and six months ended June 30, 2010, UCI recorded pension curtailment and settlement losses and other severance costs related to headcount reductions at its Mexican subsidiaries.  Additionally, UCI recorded a non-cash charge of $1.6 million related to the sale of the company’s interest in a 51% owned joint venture in the six months ended June 30, 2010 (see Note N).

2009 Capacity Consolidation and European Realignment Actions

In the three months ended June 30, 2009, UCI implemented restructuring plans to further align UCI’s cost structure with customers’ spending and current market conditions. The restructuring plans targeted excess assembly and aluminum casting capacity and restructuring costs of the plan included workforce reductions, facility closures, consolidations and realignments.

UCI idled a Mexican aluminum casting operation in the three months ended June 30, 2009 and consolidated the capacity into it’s Chinese casting operation. During that period, UCI also relocated a small amount of filter manufacturing capacity which resulted in the idling of certain equipment with no alternative use. In connection with these capacity consolidations, UCI recorded asset impairments of $0.7 million associated with this capacity consolidation and incurred post employment benefit plans curtailment costs of $0.1 million.

In order to accommodate expected growth in Europe, UCI’s Spanish distribution operation was relocated to a new leased facility resulting in the idling and subsequent sale of an owned facility. UCI recognized a gain of $1.5 million on the sale of this facility in the three months ended June 30, 2009. UCI incurred other costs of $0.1 million associated with the relocation of the facility.

NOTE C — SALES OF RECEIVABLES

UCI has factoring agreements arranged by four customers with eight banks.  Under these agreements, UCI has the ability to sell undivided interests in certain of its receivables to the banks which in turn have the right to sell an undivided interest to a financial institution or other third party. UCI enters into these relationships at its discretion as part of its overall customer agreements and cash management activities. Pursuant to these relationships, UCI sold $79.7 million and $62.9 million of receivables during the three months ended June 30, 2010 and 2009, respectively, and $135.8 million and $122.8 million for the six months ended June 30, 2010 and 2009, respectively.

If receivables had not been factored, $128.6 million and $121.5 million of additional receivables would have been outstanding at June 30, 2010 and December 31, 2009, respectively. UCI retained no rights or interest, and has no obligations, with respect to the sold receivables. UCI does not service the receivables after the sales.

The sales of receivables were accounted for as sales and were removed from the balance sheet at the time of the sales. The costs of the sales were discounts deducted by the factoring companies. These costs were $1.4 million and $1.7 million in the three months ended June 30, 2010 and 2009, respectively, and $2.3 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively. These costs are recorded in the income statements in “Miscellaneous, net.”

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

NOTE D — INVENTORIES

The components of inventory are as follows (in millions):

	June 30, 2010	December 31, 2009
Raw materials	$52.6	$47.5
Work in process	25.0	27.6
Finished products	72.9	73.1
Valuation reserves	(16.3)	(15.1)
	$134.2	$133.1

NOTE E — RESTRICTED CASH

During the six months ended June 30, 2010, UCI posted $7.4 million of cash to collateralize a letter of credit required to appeal the judgment in the patent litigation discussed in more detail in Note J.  During the six months ended June 30, 2009, UCI also posted $9.4 million of cash to collateralize a letter of credit required by its workers compensation insurance carrier.  This cash totaling $16.8 million is recorded as “Restricted cash” as a component of long-term assets on UCI’s balance sheet at June 30, 2010. This cash is invested in highly liquid, high quality government securities and is not available for general operating purposes as long as the letters of credit remain outstanding or until alternative collateral is posted.

NOTE F — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions):

	June 30, 2010	December 31, 2009

Salaries and wages	$3.9	$3.1
Bonuses and profit sharing	4.4	6.1
Vacation pay	4.5	4.4
Product returns	48.4	42.1
Rebates, credits and discounts due customers	15.3	13.6
Insurance	10.1	9.8
Taxes payable	12.8	7.4
Interest	1.5	1.2
Other	21.3	19.3
	$122.2	$107.0

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Changes in UCI’s product returns accrual were as follows (in millions):

	Six Months Ended June 30,
	2010	2009

Beginning of year	$42.1	$32.0
Cost of unsalvageable parts	(24.5)	(24.5)
Reductions to sales	30.8	27.2
End of period	$48.4	$34.7

NOTE H — PENSION

The following are the components of net periodic pension expense (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service cost	$1.1	$1.1	$2.2	$2.2
Interest cost	3.4	3.3	6.7	6.6
Expected return on plan assets	(3.7)	(3.6)	(7.3)	(7.3)
Amortization of prior service cost and unrecognized loss	0.2	0.1	0.4	0.3
Curtailment and settlement losses	0.2	0.2	0.5	0.2
	$1.2	$1.1	$2.5	$2.0

The curtailment and settlement losses shown in the above table were incurred as a result of headcount reductions that were made in connection with the activities discussed in Note B.

NOTE I — DEBT

UCI’s debt is summarized as follows (in millions):

	June 30, 2010	December 31, 2009

Short-term borrowings	$6.2	$3.5
Capital lease obligations	0.8	0.9
Term loan	172.3	190.0
Senior subordinated notes	230.0	230.0
Unamortized debt issuance costs	(1.9)	(2.2)
	407.4	422.2
Less:
Short-term borrowings	6.2	3.5
Term loan	—	17.7
Current maturities	0.2	0.2
Long-term debt	$401.0	$400.8

UCI’s balance sheet does not include the UCI International Notes. While UCI has no direct obligation under the UCI International Notes, UCI is the sole source of cash generation for UCI International. Interest on the UCI International Notes is payable “in kind” through December 2011 and therefore, UCI International has no cash interest payments until after that date.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Senior credit facility — The senior credit facility includes a term loan pursuant to which, as a result of previous prepayments there are no scheduled repayments before December 2011. Mandatory prepayments of the term loan are required, however, when UCI generates Excess Cash Flow as defined in the senior credit facility. UCI generated Excess Cash Flow in the year ending December 31, 2009, resulting in a mandatory prepayment of $17.7 million which was made on April 1, 2010 reducing the amount outstanding under the term loan to $172.3 million. The term loan matures in June 2012.

The senior credit facility requires UCI to maintain certain financial covenants and requires mandatory prepayments under certain events as defined in the agreement. The facility also includes certain negative covenants restricting or limiting UCI’s ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make certain capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter UCI’s business. UCI believes that, as of June 30, 2010, it is in compliance with all of these covenants.

Senior subordinated notes (the “Notes”) — The Notes bear interest at 9 3/8% and interest is payable in arrears semi-annually on June 15 and December 15 of each year. The Notes are unsecured and rank equally in right of payment with any of UCI’s future senior subordinated indebtedness. They are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. They are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries. There are no principal payments required under the Notes until they mature on June 15, 2013.

Short-term borrowings — At June 30, 2010, short-term borrowings included $0.9 million of a Spanish subsidiary’s notes payable and $5.3 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. At December 31, 2009, short-term borrowings included $0.3 million of a Spanish subsidiary’s notes payable and $3.2 million of the Chinese subsidiaries’ notes payable to foreign credit institutions. The Spanish subsidiary’s notes payable are collateralized by certain accounts receivable related to the amounts financed. The Chinese subsidiaries’ notes payable are secured by receivables.

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Environmental; Health and Safety

UCI is subject to a variety of federal, state, local and foreign environmental; health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. UCI or its predecessors have been identified as a potentially responsible party, or is otherwise currently responsible for contamination at five sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered UCI to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. UCI is analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. We are also responsible for a portion of chlorinated solvent contamination at a previously owned site in Solano County, California (the “California Site”), where UCI, at the request of the regional water board, is investigating and analyzing the nature and extent of the contamination and is conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.3 million accrued at June 30, 2010 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and due to inherent uncertainty in such environmental matters, it is possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

In addition to the two matters discussed above, UCI or its predecessors have been named as a potentially responsible party at a third-party waste disposal site in Calvert City, Kentucky (the “Kentucky Site”). UCI estimates settlement costs at $0.1 million for this site. Also, UCI is involved in regulated remediation at two of its manufacturing sites (the “Manufacturing Sites”). The combined cost of the remaining remediation at such Manufacturing Sites is $0.2 million. UCI anticipates that the majority of the $0.3 million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.

Antitrust Litigation

UCI and its wholly-owned subsidiary, Champion Laboratories, Inc. (“Champion”), were named as two of multiple defendants in 23 complaints originally filed in the District of Connecticut, the District of New Jersey,  the Middle District of Tennessee and the Northern District of Illinois alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1, related to aftermarket oil, air, fuel and transmission filters. Eight of the complaints also named The Carlyle Group as a defendant, but those plaintiffs voluntarily dismissed Carlyle from each of those actions without prejudice. Champion, but not UCI, was also named as a defendant in 13 virtually identical actions originally filed in the Northern and Southern Districts of Illinois, and the District of New Jersey. All of these complaints are styled as putative class actions on behalf of all persons and entities that purchased aftermarket filters in the U.S. directly from the defendants, or any of their predecessors, parents, subsidiaries or affiliates, at any time during the period from January 1, 1999 to the present. Each case seeks damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees. UCI and Champion were also named as two of multiple defendants in 17 similar complaints originally filed in the District of Connecticut, the Northern District of California, the Northern District of Illinois and the Southern District of New York by plaintiffs who claim to be indirect purchasers of aftermarket filters. Two of the complaints also named The Carlyle Group as a defendant, but the plaintiffs in both of those actions voluntarily dismissed Carlyle without prejudice. Champion, but not UCI, was also named in 3 similar actions originally filed in the Eastern District of Tennessee, the Northern District of Illinois and the Southern District of California. These complaints allege conspiracy violations of Section 1 of the Sherman Act and/or violations of state antitrust, consumer protection and unfair competition law. They are styled as putative class actions on behalf of all persons or entities who acquired indirectly aftermarket filters manufactured and/or distributed by one or more of the defendants, their agents or entities under their control, at any time between January 1, 1999 and the present; with the exception of three cases which each allege a class period from January 1, 2002 to the present, and one complaint which alleges a class period from the “earliest legal permissible date” to the present. The complaints seek damages, including statutory treble damages, an injunction against future violations, disgorgement of profits, costs and attorney’s fees.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

On August 18, 2008, the Judicial Panel on Multidistrict Litigation (“JPML”) issued an order transferring the U.S. direct and indirect purchaser aftermarket filters cases to the Northern District of Illinois for coordinated and consolidated pretrial proceedings before the Honorable Robert W. Gettleman pursuant to 28 U.S.C. §1407. On November 26, 2008, all of the direct purchaser plaintiffs filed a Consolidated Amended Complaint. This complaint names Champion as one of multiple defendants, but it does not name UCI. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act. The direct purchaser plaintiffs seek damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees. On February 2, 2009, Champion filed its answer to the direct purchasers’ Consolidated Amended Complaint.

On December 1, 2008, all of the indirect purchaser plaintiffs, except Gasoline and Automotive Service Dealers of America (“GASDA”), filed a Consolidated Indirect Purchaser Complaint. This complaint names Champion as one of multiple defendants, but it does not name UCI. The complaint is styled as a putative class action and alleges conspiracy violations of Section 1 of the Sherman Act and violations of state antitrust, consumer protection and unfair competition law. The indirect purchaser plaintiffs seek damages, including statutory treble damages, penalties and punitive damages where available, an injunction against future violations, disgorgement of profits, costs and attorney’s fees. On February 2, 2009, Champion and the other defendants jointly filed a motion to dismiss the Consolidated Indirect Purchaser Complaint. On November 5, 2009, the Court granted the motion in part, and denied it in part. The Court directed the indirect purchaser plaintiffs to file an amended complaint conforming to the order. On November 30, 2009, the indirect purchasers filed an amended complaint. On December 17, 2009, the indirect purchasers filed a motion for leave to file a second amended complaint. On December 22, 2009, the Court granted the motion for leave, but gave defendants permission to move to dismiss the second amended complaint. Defendants’ filed that motion to dismiss on January 19, 2010. On April 2, 2010, the Court granted the motion in part, and denied it in part.  On June 30, 2010, the indirect purchasers filed a third amended complaint.  Champion’s answer to the third amended complaint was filed on July 30, 2010.

On February 2, 2009, Champion, UCI and the other defendants jointly filed a motion to dismiss the GASDA complaint. On April 13, 2009, GASDA voluntarily dismissed UCI from its case without prejudice. On November 5, 2009, the Court granted defendants’ motion to dismiss.

Pursuant to a stipulated agreement between the parties, all defendants produced limited initial discovery on January 30, 2009.  Since December 10, 2009, the parties have propounded nine sets of discovery requests on each other and have served subpoenas on 20 third parties. On June 20, 2010, the Court granted the parties’ joint motion for an extension of the deadline for the substantial completion of the production of documents to September 20, 2010. Pursuant to the Court’s second case management order, the parties will meet and confer to discuss the scheduling of depositions to take place after September 20, 2010. On July 16, 2010, the Court ordered that any plaintiff seeking certification of a class shall file their motions for class certification and any related expert reports by February 25, 2011. Expert discovery on merits-related issues will follow the court’s ruling on plaintiffs’ motions for class certification.

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

On June 10, 2010, the Office of the Attorney General for the State of Washington issued an Antitrust Civil Investigative Demand to Champion requesting documents and information related to the sale of oil, air, fuel and transmission filters. We are cooperating with the Attorney General’s requests.

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

Value-Added Tax Receivable

UCI’s Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $2.2 million, net of allowances, from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which UCI believes it is entitled in the ordinary course of business. The local Mexican tax authorities have rejected UCI’s claims for these refunds, and UCI has commenced litigation in the regional federal administrative and tax courts to order the local tax authorities to process these refunds.  During the three months ended June 30, 2010, UCI recorded a $1.4 million provision due to uncertainties of collection of these receivables.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Patent Litigation

Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. On December 11, 2009, following trial, a jury verdict was reached, finding in favor of Parker-Hannifin with damages of approximately $6.5 million. On May 3, 2010, the court entered a partial judgment in this matter, awarding Parker-Hannifin $6.5 million in damages and a permanent injunction. Both parties have filed post-trial motions. Parker-Hannifin is seeking treble damages and attorneys’ fees. Champion is seeking a judgment as a matter of law on the issues of infringement and patent invalidity. Champion continues to vigorously defend this matter; however, there can be no assurance with respect to the outcome of litigation. Champion recorded a $6.5 million liability in the financial statements for this matter included in “Accrued expenses and other current liabilities” at June 30, 2010. In the three and six months ended June 30, 2010, Champion incurred post-trial costs of $0.1 million and $1.0 million, respectively. These costs are included in the income statements in “Patent litigation costs”.

In order to appeal the judgment in this matter, during the three months ended June 30, 2010 UCI posted a letter of credit in the amount of $7.4 million.  The issuer of the letter of credit required UCI to cash collateralize the letter of credit.  This cash is recorded as “Restricted cash” and is a component of long-term assets on the balance sheet at June 30, 2010.

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

NOTE K — GEOGRAPHIC INFORMATION

UCI had the following net sales by country (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
United States	$200.2	$184.9	$396.2	$375.6
Canada	8.6	7.3	15.6	13.8
Mexico	5.9	6.4	11.9	12.3
United Kingdom	4.4	3.5	7.3	5.3
France	2.6	2.4	5.5	4.3
Germany	1.5	1.1	3.2	2.3
China	0.6	0.5	2.2	2.3
Spain	1.1	1.1	2.1	1.9
Other	11.3	10.2	22.5	19.5
	$236.2	$217.4	$466.5	$437.3

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Net long-lived assets by country are as follows (in millions):

	June 30, 2010	December 31, 2009
United States	$194.5	$192.9
China	24.6	29.7
Mexico	8.4	8.9
Spain	3.7	3.8
Goodwill	241.5	241.5
	$472.7	$476.8

NOTE L — OTHER INFORMATION

At June 30, 2010, 1,000 shares of common stock were authorized, issued and outstanding. The par value of each share of common stock is $0.01 per share.

Cash payments for interest and income taxes (net of refunds) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Interest	$11.9	$12.7	$12.7	$15.3
Income taxes (net of refunds)	3.6	0.6	4.0	1.0

For federal and certain state tax purposes, UCI is included in the consolidated tax returns of UCI International. UCI records tax expense as if it were filing income tax returns on a stand-alone basis. To the extent UCI’s tax on its current taxable income is offset by UCI International’s current taxable losses, UCI records that portion of its tax expense as a payable to UCI International. Other income tax liabilities and refunds receivable are reported as income taxes payable and receivable. At June 30, 2010 and December 31, 2009, income tax-related payables to UCI International were $41.0 million and $34.9 million, respectively. These amounts are included in the net “Due to UCI International” amounts in the respective balance sheets.

UCI sells vehicle parts to a wide base of customers. Sales are primarily to automotive aftermarket customers. UCI has outstanding receivables owed by these customers and to date has experienced no significant collection problems. Sales to a single customer, AutoZone, approximated 30% and 29% of total net sales for the six months ended June 30, 2010 and 2009, respectively. No other customer accounted for more than 10% of total net sales for six months ended June 30, 2010 and 2009.

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

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Assets measured at fair value on a nonrecurring basis

During the six months ended June 30, 2010 and 2009, no assets were adjusted to their fair values on a nonrecurring basis.

Fair value of financial instruments

Cash equivalents - The carrying amount of cash equivalents ($163.6 million at June 30, 2010 and $122.7 million at December 31, 2009) approximates fair value because the original maturity is less than 90 days.

Restricted cash – The carrying amount of restricted cash ($16.8 million at June 30, 2010 and $9.4 million at December 31, 2009) approximates fair value because the original maturity is less than 90 days.

The following table summarizes the valuation of cash equivalents and restricted cash measured at fair value in the June 30, 2010 and December 31, 2009 balance sheets (in millions):

	Fair Value Measurements using Quoted Prices in Active Markets for Identical Assets (Level 1)
	June 30, 2010	December 31, 2009
Cash equivalents	$163.6	$122.7
Restricted cash	$16.8	$9.4

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

Long-term debt - The fair value of the $172.3 million of term loan borrowings under the senior credit facility at June 30, 2010 was $162.9 million. The fair value of the $190.0 million of term loan borrowings under the senior credit facility at December 31, 2009 was $176.7 million. The estimated fair value of the term loan was based on information provided by an independent third party who participates in the trading market for debt similar to the term loan. Due to the infrequency of trades, this input is considered to be a Level 2 input.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

The fair value of the $230 million notes at June 30, 2010 and December 31, 2009 was $230.0 million and $221.1 million, respectively. The estimated fair value of the notes was based on bid/ask prices, as reported by a third party bond pricing service. Due to the infrequency of trades of the notes, these inputs are considered to be Level 2 inputs.

NOTE N — JOINT VENTURE SALE

In May 2010, UCI completed the sale of its entire 51% interest in its Chinese joint venture to its joint venture partner, Shandong Yanzhou Liancheng Metal Products Co. Ltd. (“LMC”). The sale price was approximately $0.9 million, plus the assumption of certain liabilities due UCI of approximately $2.4 million, less estimated transaction costs.  Cash proceeds at closing, net of transaction costs and cash sold, was $0.3 million.  UCI recorded a non-cash charge of $1.6 million ($1.2 million after tax). The following table summarizes the net book value of the joint venture at the date of sale, proceeds of the sale and the resultant loss (in millions):

Current assets (excluding cash sold of $0.3 million)	$3.9
Long-lived assets	5.1
Current liabilities	(2.6)
Noncurrent liabilities	(0.3)
Noncontrolling interest	(1.8)
Net book value of joint venture investment sold	4.3
Less Proceeds:
Liabilities assumed by LMC	2.4
Cash proceeds (net of transaction costs and cash sold)	0.3
Loss on sale of joint venture interest	$1.6

In connection with the sale, UCI entered into a long-term supply agreement pursuant to which LMC will supply certain components to UCI. As part of this long-term supply agreement, LMC will purchase from UCI all the aluminum necessary to produce aluminum parts to be supplied under the agreement.

NOTE O — GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The senior credit facility is secured by substantially all the assets of UCI. The Notes are unsecured and rank equally in right of payments with any of UCI’s future senior subordinated indebtedness. The Notes are subordinated to indebtedness and other liabilities of UCI’s subsidiaries that are not guarantors of the Notes. The Notes and senior credit facility borrowings are guaranteed on a full and unconditional and joint and several basis by UCI’s domestic subsidiaries.

The condensed financial information that follows includes condensed financial statements for (a) United Components, which is the issuer of the Notes and borrower under the senior credit facility, (b) the domestic subsidiaries, which guarantee the Notes and borrowings under the senior credit facility (the “Guarantors”), (c) the foreign subsidiaries (the “Non-Guarantors”), and (d) consolidated UCI. Also included are consolidating entries, which consist of eliminations of investments in consolidated subsidiaries and intercompany balances and transactions. All goodwill is included in UCI’s balance sheet.

Separate financial statements of the Guarantor subsidiaries are not presented because their guarantees are full and unconditional and joint and several, and UCI believes separate financial statements and other disclosures regarding the Guarantor subsidiaries are not material to investors.

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note O (continued)

Consolidating Condensed Balance Sheet
June 30, 2010
(in thousands)

	UCI Consolidated	Eliminations	United Components	Guarantors	Non- Guarantors
Assets
Current assets
Cash and cash equivalents	$174,157	$—	$164,324	$(400)	$10,233
Accounts receivable, net	257,517	—	—	240,755	16,762
Inventories, net	134,234	—	—	114,279	19,955
Deferred tax assets	32,711	—	—	33,210	(499)
Other current assets	16,696	—	1,562	5,672	9,462
Total current assets	615,315	—	165,886	393,516	55,913
Property, plant and equipment, net	140,034	—	199	106,850	32,985
Investment in subsidiaries	—	7,506	(29,848)	22,342	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	65,899	—	6,406	58,561	932
Deferred financing costs, net	1,476	—	1,476	—	—
Restricted cash	16,790	—	—	16,790	—
Other long-term assets	7,061	—	366	5,079	1,616
Total assets	$1,088,036	$7,506	$385,946	$603,138	$91,446

Liabilities and equity
Current liabilities
Accounts payable	$113,055	$—	$4,186	$93,605	$15,264
Short-term borrowings	6,184	—	—	—	6,184
Current maturities of long-term debt	232	—	173	59	—
Accrued expenses and other current liabilities	122,214	—	14,682	101,634	5,898
Total current liabilities	241,685	—	19,041	195,298	27,346
Long-term debt, less current maturities	401,049	—	400,683	366	—
Pension and other postretirement liabilities	71,594	—	9,554	61,015	1,025
Deferred tax liabilities	8,603	—	22,963	(14,914)	554
Due to UCI International	35,653	—	35,653	—	—
Other long-term liabilities	5,740	—	—	4,282	1,458
Intercompany payables (receivables)	—	—	(425,660)	418,912	6,748
Total equity	323,712	7,506	323,712	(61,821)	54,315
Total liabilities and equity	$1,088,036	$7,506	$385,946	$603,138	$91,446

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note O (continued)

Consolidating Condensed Balance Sheet
December 31, 2009
(in thousands)

	UCI Consolidated	Eliminations	United Components	Guarantors	Non- Guarantors
Assets
Current assets
Cash and cash equivalents	$131,913	$—	$122,968	$536	$8,409
Accounts receivable, net	261,210	—	—	245,606	15,604
Inventories, net	133,058	—	—	110,247	22,811
Deferred tax assets	30,714	—	(13)	31,654	(927)
Other current assets	23,499	—	6,048	9,594	7,857
Total current assets	580,394		129,003	397,637	53,754
Property, plant and equipment, net	149,753	—	261	109,918	39,574
Investment in subsidiaries	—	39,611	(68,954)	29,343	—
Goodwill	241,461	—	241,461	—	—
Other intangible assets, net	68,030	—	7,453	60,087	490
Deferred financing costs, net	1,843	—	1,843	—	—
Restricted cash	9,400	—	—	9,400	—
Other long-term assets	6,304	—	367	5,759	178
Total assets	$1,057,185	$39,611	$311,434	$612,144	$93,996

Liabilities and equity
Current liabilities
Accounts payable	$111,898	$—	$4,974	$89,121	$17,803
Short-term borrowings	3,460	—	—	—	3,460
Current maturities of long-term debt	17,925	—	17,866	59	—
Accrued expenses and other current liabilities	106,981	—	9,242	93,900	3,839
Total current liabilities	240,264	—	32,082	183,080	25,102
Long-term debt, less current maturities	400,853	—	400,460	393	—
Pension and other postretirement liabilities	70,802	—	9,716	60,072	1,014
Deferred tax liabilities	8,546	—	21,469	(13,499)	576
Due to UCI International	30,105	—	30,105	—	—
Other long-term liabilities	6,672	—	—	4,739	1,933
Intercompany payables (receivables)	—	—	(480,531)	475,936	4,595
Total equity	299,943	39,611	298,133	(98,577)	60,776
Total liabilities and equity	$1,057,185	$39,611	$311,434	$612,144	$93,996

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note O (continued)

Consolidating Condensed Income Statement
Three Months Ended June 30, 2010
(in thousands)

	UCI Consolidated	Eliminations	United Components	Guarantors	Non- Guarantors

Net sales	$236,198	$(24,481)	$—	$225,612	$35,067
Cost of sales	176,228	(24,481)	—	167,882	32,827
Gross profit	59,970	—	—	57,730	2,240
Operating expense
Selling and warehousing	(15,077)	—	(363)	(13,195)	(1,519)
General and administrative	(10,789)	—	(4,766)	(4,499)	(1,524)
Amortization of acquired intangible assets	(1,336)	—	—	(1,336)	—
Restructuring costs	(344)	—	—	(103)	(241)
Patent litigation costs	(74)	—	—	(74)	—
Operating income (loss)	32,350	—	(5,129)	38,523	(1,044)
Other (expense) income
Interest expense, net	(6,817)	—	(6,794)	6	(29)
Intercompany interest	—	—	6,016	(5,939)	(77)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(1,352)	—	—	(1,352)	—
Income (loss) before income taxes	23,681	—	(6,407)	31,238	(1,150)
Income tax (expense) benefit	(9,380)	—	2,416	(11,550)	(246)
Increase (decrease) before equity in earnings of subsidiaries	14,301	—	(3,991)	19,688	(1,396)
Equity in earnings of subsidiaries	—	(15,950)	18,294	(2,344)	—
Net income (loss)	14,301	(15,950)	14,303	17,344	(1,396)
Less: Loss attributable to noncontrolling interest	(2)	—	—	—	(2)
Net income (loss) attributable to United Components, Inc.	$14,303	$(15,950)	$14,303	$17,344	$(1,394)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note O (continued)
Consolidating Condensed Income Statement
Three Months Ended June 30, 2009
(in thousands)

	UCI Consolidated	Eliminations	United Components	Guarantors	Non- Guarantors

Net sales	$217,422	$(25,487)	$—	$206,666	$36,243
Cost of sales	169,698	(25,487)	—	163,134	32,051
Gross profit	47,724	—	—	43,532	4,192
Operating (expense) income
Selling and warehousing	(14,086)	—	15	(12,720)	(1,381)
General and administrative	(11,019)	—	(3,641)	(6,028)	(1,350)
Amortization of acquired intangible assets	(1,481)	—	2	(1,459)	(24)
Restructuring gain (losses)	598	—	—	(151)	749
Operating income (loss)	21,736	—	(3,624)	23,174	2,186
Other (expense) income
Interest expense, net	(7,793)	—	(7,733)	(6)	(54)
Intercompany interest	—	—	6,636	(6,505)	(131)
Management fee expense	(500)	—	(500)	—	—
Miscellaneous, net	(1,669)	—	—	(1,669)	—
Income (loss) before income taxes	11,774	—	(5,221)	14,994	2,001
Income tax (expense) benefit	(4,361)	—	1,456	(4,936)	(881)
Increase (decrease) before equity in earnings of subsidiaries	7,413	—	(3,765)	10,058	1,120
Equity in earnings of subsidiaries	—	(11,866)	11,253	613	—
Net income (loss)	7,413	(11,866)	7,488	10,671	1,120
Less: Loss attributable to noncontrolling interest	(75)	—	—	—	(75)
Net income (loss) attributable to United Components, Inc.	$7,488	$(11,866)	$7,488	$10,671	$1,195

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note O (continued)
Consolidating Condensed Income Statement
Six Months Ended June 30, 2010
(in thousands)

	UCI Consolidated	Eliminations	United Components	Guarantors	Non- Guarantors

Net sales	$466,502	$(46,835)	$—	$443,730	$69,607
Cost of sales	349,304	(46,835)	—	332,591	63,548
Gross profit	117,198	—	—	111,139	6,059
Operating expense
Selling and warehousing	(29,372)	—	(651)	(25,600)	(3,121)
General and administrative	(21,409)	—	(9,437)	(9,396)	(2,576)
Amortization of acquired intangible assets	(2,671)	—	—	(2,671)	—
Restructuring costs	(2,380)	—	—	(230)	(2,150)
Patent litigation costs	(1,038)	—	—	(1,038)	—
Operating income (loss)	60,328	—	(10,088)	72,204	(1,788)
Other (expense) income
Interest expense, net	(13,664)	—	(13,604)	(2)	(58)
Intercompany interest	—	—	12,132	(11,967)	(165)
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(2,303)	—	—	(2,303)	—
Income (loss) before income taxes	43,361	—	(12,560)	57,932	(2,011)
Income tax (expense) benefit	(16,762)	—	4,800	(21,705)	143
Increase (decrease) before equity in earnings of subsidiaries	26,599	—	(7,760)	36,227	(1,868)
Equity in earnings of subsidiaries	—	(32,255)	34,396	(2,141)	—
Net income (loss)	26,599	(32,255)	26,636	34,086	(1,868)
Less: Loss attributable to noncontrolling interest	(37)	—	—	—	(37)
Net income (loss) attributable to United Components, Inc.	$26,636	$(32,255)	$26,636	$34,086	$(1,831)

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note O (continued)

Consolidating Condensed Income Statement
Six Months Ended June 30, 2009
(in thousands)

	UCI Consolidated	Eliminations	United Components	Guarantors	Non- Guarantors

Net sales	$437,284	$(55,116)	$—	$415,843	$76,557
Cost of sales	350,140	(55,116)		336,985	68,271
Gross profit	87,144	—	—	78,858	8,286
Operating (expense) income
Selling and warehousing	(28,384)	—	(159)	(25,569)	(2,656)
General and administrative	(22,071)	—	(7,939)	(11,481)	(2,651)
Amortization of acquired intangible assets	(2,961)	—	2	(2,939)	(24)
Restructuring gains (costs), net	393	—	—	(356)	749
Operating income (loss)	34,121	—	(8,096)	38,513	3,704
Other (expense) income
Interest expense, net	(15,792)	—	(15,668)	(13)	(111)
Intercompany interest	—	—	13,048	(12,757)	(291)
Management fee expense	(1,000)	—	(1,000)	—	—
Miscellaneous, net	(3,154)	—	—	(3,154)	—
Income (loss) before income taxes	14,175	—	(11,716)	22,589	3,302
Income tax (expense) benefit	(5,496)	—	4,765	(8,738)	(1,523)
Increase (decrease) before equity in earnings of subsidiaries	8,679	—	(6,951)	13,851	1,779
Equity in earnings of subsidiaries	—	(17,514)	16,009	1,505	—
Net income (loss)	8,679	(17,514)	9,058	15,356	1,779
Less: Loss attributable to noncontrolling interest	(379)	—	—	—	(379)
Net income (loss) attributable to United Components, Inc.	$9,058	$(17,514)	$9,058	$15,356	$2,158

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note O (continued)
Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2010
(in thousands)

	UCI Consolidated	Eliminations	United Components	Guarantors	Non- Guarantors

Net cash provided by (used in) operating activities	$76,558	$—	$4,554	$72,275	$(271)

Cash flows from investing activities:
Capital expenditures	(11,741)	—	(283)	(8,799)	(2,659)
Proceeds from sale of property, plant and equipment	114	—	—	29	85
Proceeds from sale of joint venture interest (net of transaction costs and cash sold)	272	—	—	—	272
Increase in restricted cash	(7,390)	—	—	(7,390)	—
Net cash used in investing activities	(18,745)	—	(283)	(16,160)	(2,302)

Cash flows from financing activities:
Issuances of debt	9,619	—	—	—	9,619
Debt repayments	(24,708)	—	(17,786)	(27)	(6,895)
Change in intercompany indebtedness	—	—	54,871	(57,024)	2,153
Net cash (used in) provided by financing activities	(15,089)	—	37,085	(57,051)	4,877

Effect of currency exchange rate changes on cash	(480)	—	—	—	(480)
Net (decrease) increase in cash and cash equivalents	42,244	—	41,356	(936)	1,824

Cash and cash equivalents at beginning of year	131,913	—	122,968	536	8,409
Cash and cash equivalents at end of period	$174,157	$—	$164,324	$(400)	$10,233

United Components, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

Note O (continued)

Consolidating Condensed Statement of Cash Flows
Six Months Ended June 30, 2009
(in thousands)

	UCI Consolidated	Eliminations	United Components	Guarantors	Non- Guarantors

Net cash provided by (used in) operating activities	$78,059	$—	$(4,961)	$65,300	$17,720

Cash flows from investing activities:
Capital expenditures	(7,530)	—	(339)	(5,180)	(2,011)
Proceeds from sale of property, plant and equipment	2,436	—	—	21	2,415
Increase in restricted cash	(9,400)	—	—	(9,400)	—
Net cash (used in) provided by investing activities	(14,494)	—	(339)	(14,559)	404

Cash flows from financing activities:
Issuances of debt	6,543	—	—	—	6,543
Debt repayments	(26,177)	—	(20,201)	(29)	(5,947)
Change in intercompany indebtedness	—	—	68,547	(51,601)	(16,946)
Net cash (used in) provided by financing activities	(19,634)	—	48,346	(51,630)	(16,350)

Effect of currency exchange rate changes on cash	102	—	—	—	102
Net increase (decrease) in cash and cash equivalents	44,033	—	43,046	(889)	1,876

Cash and cash equivalents at beginning of year	46,612	—	39,061	860	6,691
Cash and cash equivalents at end of period	$90,645	$—	$82,107	$(29)	$8,567

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations must be read together with the “Item 1. Business” and “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations” sections of our 2009 Form 10-K filed March 19, 2010 and the financial statements included herein.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the period ended June 30, 2010 contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Although forward-looking statements reflect management’s good faith beliefs, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to:

•	growth of, or changes in, the light and heavy-duty vehicle aftermarket;
•	maintaining existing sales levels with our current customers while attracting new ones;
•	operating in international markets and expanding into adjacent markets while strengthening our market share in our existing markets;
•	the impact of general economic conditions in the regions in which we do business;
•	increases in costs of fuel, transportation and utilities costs and in the costs of labor, employment and healthcare;
•	general industry conditions, including competition, consolidation, pricing pressure and product, raw material and energy prices;
•	disruptions in our supply chain;
•	initiating effective cost cutting initiatives;
•	the introduction of new and improved products or manufacturing techniques;
•	the impact of governmental laws and regulations and the outcome of legal proceedings;
•	our debt levels and restrictions in our debt agreements;
•	changes in exchange rates and currency values;
•	capital expenditure requirements;
•	access to capital markets;
•	protecting our intellectual property rights;
•	our loss of key personnel or our inability to hire additional qualified personnel; and
•
the risks and uncertainties described under “Risk Factors” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q and this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in Part II, Item 1.A. of this Quarterly Report on Form 10-Q.

Overview

We are a leading supplier to the light and heavy-duty vehicle aftermarket for replacement parts, supplying a broad range of filtration, fuel delivery systems, vehicle electronics and cooling systems products. We believe that we maintain a leading market position in each of our four product lines, including the #1 market position by revenue in both fuel delivery systems and cooling systems in the North American light vehicle aftermarket. Approximately 88% of our 2009 net sales were generated from sales to a diverse group of aftermarket customers, including some of the largest and fastest growing companies in our industry. We sell into multiple sales channels, including retailers, wholesale distributors, dealers and the heavy-duty vehicle market. Our principal end-markets include light vehicles, commercial vehicles and construction, mining, agricultural, marine and other industrial equipment. We have one of the most comprehensive product lines in the aftermarket, offering approximately 47,000 part numbers that we deliver at an industry leading average fill rate of approximately 98%.

Aftermarket sales generally are tied to the regular replacement cycle or the natural wearing cycle of a vehicle part; accordingly, we expect industry growth will be heavily influenced by the following key factors: increasing global vehicle population, aging of vehicle population, increasing vehicle miles driven and growing heavy-duty aftermarket.

The following is a discussion of the key line items included in our financial statements for the periods presented below under the heading “Results of Operations.” These are the measures that management utilizes most to assess our results of operations and anticipate future trends and risks in our business.

Net Sales

Net sales includes the gross selling price of our products sold to our customers, less provisions for warranty costs, estimated sales returns, customer allowances and cash discounts. In addition, up-front costs to obtain exclusive contracts and other new business changeover costs are recorded as a reduction to gross sales in arriving at net sales. Recording such provisions as a reduction to gross sales is customary in our industry. Provisions for sales returns, customer allowances and warranty costs are recorded at the time of sale based upon historical experience, current trends and our expectations regarding future experience. Adjustments to such sales returns, allowances and warranty costs are made as new information becomes available.

Because most of our sales are to the aftermarket, we believe that our sales are primarily driven by the number of vehicles on the road, the average age of those vehicles, the average number of miles driven per year, the mix of light trucks to passenger cars on the road and the relative strength of our sales channels. Historically, our sales have not been materially adversely affected by market cyclicality, as we believe that our aftermarket sales are less dependent on economic conditions than our sales to OEMs, due to the generally non-discretionary nature of vehicle maintenance and repair. While many vehicle maintenance and repair expenses are non-discretionary in nature, high gasoline prices and difficult economic conditions can lead to a reduction in miles driven, which then results in increased time intervals for routine maintenance and vehicle parts lasting longer before needing replacement. Historic highs in crude oil prices experienced in 2008 and corresponding historic highs in retail gasoline prices at the pump impacted consumers’ driving and vehicle maintenance habits. In addition, we believe consumers’ driving and vehicle maintenance habits have been impacted by the generally weak economic conditions experienced in the latter part of 2008 and through 2009. These factors, together with lower heavy-duty aftermarket sales due to weakness in the transportation segment in 2008 and 2009, and lower OEM sales due to the significant decline in new vehicle production, resulted in the downward trend in sales starting in the third quarter of 2008 through the first half of 2009. More recently, our retail channel sales have increased reflecting the growth of our retail customer base. Additionally, heavy-duty channel sales and OEM channel sales in the six months ended June 30, 2010 increased 12.8% and 44.0%, respectively, over the six months ended June 30, 2009 suggesting signs of recovery in the transportation sector.

Sales in the North American light vehicle aftermarket have grown at a compounded average annual growth rate of approximately 3.3% from 1999 through 2009. However, aftermarket sales grew by only 0.1% in 2008 and are estimated to have declined by 1.2% in 2009. A key metric in measuring aftermarket performance is miles driven. For 2008, the U.S. Department of Energy reported a decrease in miles driven of 3.2% (equaling 96 billion fewer miles). This was the first annual decrease in miles driven since 1980. We believe that high gasoline prices and generally weak economic conditions adversely affected our sales during the second half of 2008 and into 2009. During 2009, retail gasoline prices were significantly lower than the historic highs experienced at the beginning of the third quarter of 2008. Despite the lower retail gasoline prices, the negative trend in miles driven continued in the first quarter of 2009 (a 2.7% decrease over the comparable quarter in 2008) due to the ongoing weak economic conditions. The negative trend reversed in the last three quarters of 2009 as miles driven exceeded the comparable 2008 quarters. For the full year of 2009, miles driven increased 0.2% from 2008.  Miles driven during the first six months of 2010 increased 0.2% from the first six months of 2009.

While the conditions described above have adversely affected our sales, other trends resulting from the current economic conditions may have a positive impact on sales in the future. Specifically, with new car sales remaining at low levels, consumers are keeping their cars longer, resulting in an increased demand for replacement parts as consumers repair their increasingly older cars.

Management believes that we have leading market positions in our primary product lines and we continue to expand our product and service offerings to meet the needs of our customers. We believe that a key competitive advantage is that we have one of the most comprehensive product offerings in the vehicle replacement parts market, consisting of approximately 47,000 parts. This product breadth, along with our extensive manufacturing and distribution capabilities, product innovation, and reputation for quality and service, makes us a leader in our industry.

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

Cost of Sales

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

During much of 2008, the cost of commodities, including steel, aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007. Energy costs also increased significantly during this period. These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products. Due to our inventory being accounted for on the first-in, first-out method, a time lag of approximately three months exists from the time we experience cost increases until these increases flow through cost of sales. As a result of this time lag, our results for the first quarter of 2009 were negatively impacted by the higher cost of materials purchased in the latter part of 2008. During 2009, general market prices for most commodities decreased from 2008 levels in reaction to global economic conditions and uncertainties regarding short-term demand. This decrease in most commodities during 2009 had a favorable impact on our results for the six months ended June 30, 2010 in relation to the six months ended June 30, 2009. A recovering economy, however, would likely increase the demand for many of the commodities used in our business. While we have been, and expect to continue to be, able to obtain sufficient quantities of these commodities to satisfy our needs, increased demand from current levels for these commodities could result in cost increases and may make procurement more difficult in the future.

In addition to the adverse impact of increasing commodities and energy costs, we have been adversely affected by changes in foreign currency exchange rates, primarily relating to the Mexican peso. Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through June 30, 2010, the U.S. dollar weakened against the Mexican peso by approximately 12%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States.

Generally, we attempt to mitigate the effects of cost increases and currency changes via a combination of design changes, material substitution, global resourcing efforts and increases in the selling prices for our products. With respect to pricing, it should be noted that, while the terms of supplier and customer contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recover a portion of the higher costs through increased pricing. This time lag typically spans a fiscal quarter or more, depending on the specific situation. During 2008, we secured customer price increases that offset a portion of the cost increase we experienced in 2008. However, because of reductions from 2008 highs in both energy costs and the costs of certain commodities used in our operations, we have not been able to retain the entire effect of customer price increases secured in 2008. We continue to pursue efforts to mitigate the effects of any cost increases; however, there are no assurances that we will be entirely successful. To the extent that we are unsuccessful, our profit margins will be adversely affected and even if we are successful, our gross margin percentages will decline.  Because of uncertainties regarding future commodities and energy prices, and the success of our mitigation efforts, it is difficult to estimate the impact of commodities and energy costs on future operating results.

We implemented a number of cost savings initiatives in late 2008 and throughout 2009 to align our cost structure with current business levels. Cost savings initiatives included workforce reductions in both direct and indirect manufacturing headcounts. Also, we implemented wages freezes and suspended certain matching contributions to defined contribution and profit sharing plans, as well as instituted tight controls over discretionary spending.  These cost savings actions helped offset the adverse impact of higher material costs and lower sales volumes.

Selling and Warehousing Expenses

Selling and warehousing expenses primarily include sales and marketing, warehousing and distribution costs. Our major cost elements include salaries and wages, pension and fringe benefits, depreciation, advertising and information technology costs.

General and Administrative Expenses

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

Revenue Recognition

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

In order to obtain exclusive contracts with certain customers, we may incur up-front costs or assume the cost of returns of products sold by the previous supplier. These costs are capitalized and amortized over the life of the contract. The amortized amounts are recorded as a reduction to gross sales.

New business changeover costs also can include the costs related to removing a new customer’s inventory and replacing it with our inventory, commonly referred to as a “stocklift.” Stocklift costs are recorded as a reduction to gross sales when incurred.

Product Returns

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

Inventory

We record inventory at the lower of cost or market. Cost is principally determined using standard cost or average cost, which approximates the first-in, first-out method. Estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Impairment of Intangible Assets

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

Retirement Benefits

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

Insurance Reserves

Our insurance policies for workers’ compensation, automobile, product and general liability include high deductibles (up to $0.5 million) for which we are responsible. Deductibles for which we are responsible are recorded in accrued expenses. Estimates of such losses involve substantial uncertainties including litigation trends, the severity of reported claims and incurred but not yet reported claims. External actuaries are used to assist us in estimating these losses.

Environmental Expenditures

Our expenditures for environmental matters fall into two categories. The first category is routine compliance with applicable laws and regulations related to the protection of the environment. The costs of such compliance are based on actual charges and do not require significant estimates.

The second category of expenditures is for matters related to investigation and remediation of contaminated sites. The impact of this type of expenditure requires significant estimates by management. The estimated cost of the ultimate outcome of these matters is included as a liability in our June 30, 2010 balance sheet. This estimate is based on all currently available information, including input from outside legal and environmental professionals, and numerous assumptions. Management believes that the ultimate outcome of these matters will not exceed the $1.6 million accrued at June 30, 2010 by a material amount, if at all. However, because all investigation and site analysis has not yet been completed and because of the inherent uncertainty in such environmental matters and any related litigation, there can be no assurance that the ultimate outcome of these matters will not be significantly different than our estimates.

Stock-Based Compensation

We recognize compensation expense for employee stock option grants using the non-substantive vesting period approach, in which the expense (net of estimated forfeitures) is recognized ratably over the requisite service period based on the grant date fair value. The fair value of new stock options is estimated on the date of grant using the Black-Scholes option pricing model. Determining the fair value of stock options at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield and volatility. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.

The terms of our restricted stock agreement provide that the shares of restricted stock vest only upon a change of control of UCI International, Inc., as defined in our equity incentive plan. Due to the uncertainty surrounding the ultimate vesting of the restricted stock, no stock-based compensation expense has been recorded. When a change in control becomes probable, expense equal to the fair value of the stock at that time will be recorded.

Results of Operations

The following table is UCI’s unaudited condensed consolidated income statements for the three months and six months ended June 30, 2010 and 2009. The amounts are presented in thousands of dollars.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$236,198	$217,422	$466,502	$437,284
Cost of sales	176,228	169,698	349,304	350,140
Gross profit	59,970	47,724	117,198	87,144
Operating (expense) income
Selling and warehousing	(15,077)	(14,086)	(29,372)	(28,384)
General and administrative	(10,789)	(11,019)	(21,409)	(22,071)
Amortization of acquired intangible assets	(1,336)	(1,481)	(2,671)	(2,961)
Restructuring gains (costs), net	(344)	598	(2,380)	393
Patent litigation costs	(74)		(1,038)
Operating income	32,350	21,736	60,328	34,121
Other expense
Interest expense, net	(6,817)	(7,793)	(13,664)	(15,792)
Management fee expense	(500)	(500)	(1,000)	(1,000)
Miscellaneous, net	(1,352)	(1,669)	(2,303)	(3,154)
Income before income taxes	23,681	11,774	43,361	14,175
Income tax expense	(9,380)	(4,361)	(16,762)	(5,496)
Net income	14,301	7,413	26,599	8,679
Less: Loss attributable to noncontrolling interest	(2)	(75)	(37)	(379)
Net income attributable to United Components, Inc.	$14,303	$7,488	$26,636	$9,058

Three Months Ended June 30, 2010 compared with the Three Months Ended June 30, 2009

Net Sales

Net sales of $236.2 million in the second quarter of 2010 increased $18.8 million, or 8.6%, compared to net sales in the second quarter of 2009. In connection with obtaining new business, net sales included reductions of $0.3 million in the second quarter of 2010 and $1.1 million in the second quarter of 2009.  These reductions  resulted from accepting returns of inventory of our customers’ previous suppliers.  Excluding the effects of obtaining new business from both quarters, sales were 8.2% higher in the second quarter of 2010 compared to the second quarter of 2009.

Automotive aftermarket net sales, which comprised approximately 86% of our net sales in the second quarter of 2010, increased approximately 7.0% compared to the second quarter of 2009. Within the automotive aftermarket channel, our retail channel net sales increased approximately 5.2%, our traditional channel net sales increased approximately 3.0%, our OES channel net sales increased approximately 19.3% and our heavy duty channel net sales increased approximately 20.7%. The increased net sales in our retail, traditional and OES channels primarily reflect the sales growth experienced by our customer base. The increased net sales in our heavy duty channel resulted from a general improved market trend in the transportation sector.  Our OEM channel sales in the second quarter of 2010 increased approximately 45.0% over the second quarter of 2009 also due to the recovery from the difficult economic environment in early 2009.

Gross Profit

Gross profit, as reported, was $60.0 million for the second quarter of 2010 and $47.7 million for the second quarter of 2009. Both periods included special items which are presented in the following table along with a comparison of adjusted gross profit after excluding these special items.  Adjusted gross profit is a non-GAAP financial measurement of our performance which is not in accordance with, or a substitute for, GAAP measures. It is intended to supplement the presentation of our financial results that are prepared in accordance with GAAP. We use adjusted gross profit as presented to evaluate and manage our operations internally.

	Three Months Ended June 30,
	2010	2009
	(amounts in millions)
Gross profit, as reported	$60.0	$47.7
Add back special items:
New business changeover and sales commitment costs	0.3	1.1
Allowance for disputed non-trade receivable	1.4	—
Severance costs	—	0.3
Costs to establish additional manufacturing in China	—	0.1
Adjusted gross profit	$61.7	$49.2

The $0.3 million and the $1.1 million of “new business changeover and sales commitment costs” in the second quarter of 2010 and second quarter of 2009, respectively, were up-front costs incurred to obtain new business and to extend existing long-term sales commitments.

During the three months ended June 30, 2010, we recorded a $1.4 million provision due to uncertainties of collection of refunds of Mexican value-added tax from the Mexican Department of Finance and Public Credit.  See further discussion under Contingencies – Valued-Added Tax Receivable.

The $0.3 million of “severance costs” in the second quarter of 2009 related to actions taken to further align our cost structure with customers’ spending and current market conditions.  The actions included, among other actions, workforce reductions with related severance costs.

The $0.1 million of “costs to establish additional manufacturing in China” in the second quarter of 2009 related to start-up costs to establish two new factories in China.

Excluding the adverse effects of these special items, adjusted gross profit increased to $61.7 million in the second quarter of 2010 from $49.2 million in the second quarter of 2009, and the related gross margin percentage increased to 26.1% in the second quarter of 2010 from 22.5% in the second quarter of 2009.  The adjusted gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.

Higher sales volume in the second quarter of 2010 was a significant factor in our gross profit increase year over year. The 2010 results were also positively affected by the favorable effects of cost reduction initiatives implemented to align our cost structure with our customers’ spending and current market conditions, lower commodity and energy costs and favorable trends in our insurance costs. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of tight controls over discretionary spending.  Partially offsetting these factors were the effects of customer price concessions and higher estimated product returns.

Selling and Warehousing Expenses

Selling and warehousing expenses were $15.1 million in the second quarter of 2010, $1.0 million higher than the second quarter of 2009. Selling and warehousing expenses were 6.4% of net sales in the second quarter of 2010 and 6.5% in the 2009 quarter.  Shipping and warehousing expenses increased $0.3 million to support the increased sales volume.  Selling and marketing expenses increased $0.7 million related to higher variable selling costs associated with our higher sales volume and investments in our growth initiatives including staffing and other costs.

General and Administrative Expenses

General and administrative expenses were $10.8 million in the second quarter of 2010, $0.2 million lower than the second quarter of 2009. This reduction includes the favorable effect of lower employee expenses in the second quarter of 2010 due to headcount reductions in 2009, inclusive of severance related to the headcount reductions, lower legal fees (excluding legal fees related to our antitrust litigation) and cost control initiatives.  Partially offsetting these items were $2.1 million of higher costs incurred in connection with our antitrust litigation (discussed in Note J to the financial statements included in this Form 10-Q) and higher incentive compensation.

Restructuring Gains (Costs), Net

In the three months ended June 30, 2010, we recorded $0.2 million of pension curtailment and settlement losses and $0.1 million of severance related to headcount reductions at our Mexican subsidiaries.

In the three months ended June 30, 2009, we implemented restructuring plans to further align our cost structure with customers’ spending and current market conditions. The restructuring plans targeted excess assembly and aluminum casting capacity and restructuring costs of the plan included workforce reductions, facility closures, consolidations and realignments.

We idled a Mexican aluminum casting operation in the three months ended June 30, 2009 and consolidated the capacity into our Chinese casting operation. During that period, we also relocated a small amount of filter manufacturing capacity which resulted in idling a small amount of equipment with no alternative use. In connection with the capacity consolidation, we recorded asset write-offs of $0.7 million incurred post employment benefit plans curtailment costs of $0.1 million.

In order to accommodate expected growth in Europe, our Spanish distribution operation was relocated to a new leased facility resulting in the idling and subsequent sale of an owned facility. We recognized a gain of $1.5 million on the sale of this facility. We incurred other costs of $0.1 million associated with the relocation of the facility.

These costs related to our capacity consolidation activities are reported in the income statement in “Restructuring gains (costs) net.”

Interest Expense, Net

Net interest expense was $1.0 million lower in the second quarter of 2010 compared to the second quarter of 2009. This decrease was due to lower average borrowings during the second quarter of 2010 resulting from both the $17.7 million mandatory prepayment on our term loan in April 2010 and the repayment of revolver credit facility borrowings of $20.0 million in June 2009.  Also contributing to the decrease were lower interest rates on our variable debt in the second quarter of 2010.

Miscellaneous, Net

Miscellaneous expense which consists of costs associated with the sale of receivables was $0.3 million lower in the second quarter of 2010 compared to the second quarter of 2009 due to lower selling costs, partially offset by higher sales of receivables in 2010 versus 2009.

Income Tax Expense

Income tax expense in the second quarter of 2010 was $5.0 million higher than in the second quarter of 2009, due to higher pre-tax income in the 2010 quarter and a higher effective tax rate.  The effective tax rate for the second quarter of 2010 was 39.6% compared to 37.0% for the second quarter of 2009.  The higher effective tax rate relates primarily to foreign income taxes.

Net Income

Due to the factors described above, we reported a net income of $14.3 million for the second quarter of 2010 and $7.4 million for the second quarter of 2009.

Net Income Attributable to United Components, Inc.

After deducting losses attributable to a noncontrolling interest, net income attributable to United Components, Inc. was $14.3 million in the second quarter of 2010 compared to $7.5 million in the second quarter of 2009.

Six Months Ended June 30, 2010 compared with the Six Months Ended June 30, 2009

Net Sales

Net sales of $466.5 million for the six months ended June 30, 2010 increased $29.2 million, or 6.7%, compared to net sales for the six months ended June 30, 2009. In connection with obtaining new business, net sales included reductions of $0.9 million in the six months ended June 30, 2010 and $3.5 million in the six months ended June 30, 2009. Excluding the effects of obtaining new business from both six month periods, net sales were 6.0% higher in the first half of 2010 compared to the first half of 2009.

Automotive aftermarket net sales, which comprised approximately 86% of our net sales in the six months ended June 30, 2010, increased approximately 4.7% compared to the six months ended June 30, 2009. Within the automotive aftermarket channel, our retail channel net sales increased approximately 5.0%, our traditional channel net sales increased approximately 2.0%, our OES channel net sales increased approximately 4.7% and our heavy duty channel net sales increased approximately 12.8%. The increased net sales in our retail, traditional and OES channels primarily reflect the sales growth experienced by our customer base. The increased net sales in our heavy duty channel resulted from a general improved market trend in the transportation sector.  Our OEM channel sales in the six months ended June 30,  2010 increased approximately 44.0% over the six months ended June 30, 2009 due to recovery from the difficult economic environment in 2008 and early 2009.

Gross Profit

Gross profit, as reported, was $117.2 million for the first half of 2010 and $87.1 million for the first half of 2009. Both periods included special items which are presented in the following table along with a comparison of adjusted gross profit after excluding these special items.  Adjusted gross profit is a non-GAAP financial measurement of our performance which is not in accordance with, or a substitute for, GAAP measures. It is intended to supplement the presentation of our financial results that are prepared in accordance with GAAP. We use adjusted gross profit as presented to evaluate and manage our operations internally.

	Six Months Ended June 30,
	2010	2009
	(amounts in millions)
Gross profit, as reported	$117.2	$87.1
Add back special items:
New business changeover and sales commitment costs	0.9	3.5
Allowance for disputed non-trade receivable	1.4	—
Severance costs	—	0.6
Costs to establish additional manufacturing in China	—	0.2
Adjusted gross profit	$119.5	$91.4

The $0.9 million and the $3.5 million of “new business changeover and sales commitment costs” in the six months ended June 30, 2010 and 2009, respectively, were up-front costs incurred to obtain new business and to extend existing long-term sales commitments.

During the six months ended June 30, 2010, we recorded a $1.4 million provision due to uncertainties of collection of refunds of Mexican value-added tax from the Mexican Department of Finance and Public Credit.  See further discussion under Contingencies – Valued-Added Tax Receivable.

The $0.6 million of “severance costs” in the six months ended June 30, 2009 related to actions taken to further align our cost structure with customers’ spending and current market conditions.  The actions included, among other actions, workforce reductions with related severance costs.

The $0.2 million of “costs to establish additional manufacturing in China” in the six months ended June 30, 2009 related to start-up costs to establish two new factories in China.

Excluding the adverse effects of these special items, adjusted gross profit increased to $119.5 million in the six months ended June 30, 2010 from $91.4 million in the six months ended June 30, 2009, and the related gross margin percentage increased to 25.6% in the six months ended June 30, 2010 from 20.7% in the six months ended June 30, 2009. The adjusted gross margin percentage is based on sales before the effects of obtaining new business, which are discussed in the net sales comparison above.

Higher net sales volume in the six months ended June 30, 2010 was a significant factor in our gross profit increase year over year. The 2010 results were also positively affected by the favorable effects of cost reduction initiatives to align our cost structure with our customers’ spending and current market conditions, lower commodity and energy costs and favorable exchange rates. The cost reduction initiatives included workforce reductions and other employee cost saving actions, as well as the institution of tight controls over discretionary spending.  Partially offsetting these factors were the effect of price concessions and higher product returns.

Selling and Warehousing Expenses

Selling and warehousing expenses were $29.4 million in the six months ended June 30, 2010, $1.0 million higher than the six months ended June 30, 2009. Shipping and warehousing expenses increased $0.5 million to support the increased sales volume.  Selling and marketing expenses increased $0.5 million related to higher variable selling costs associated with our higher sales volume and investments in our growth initiatives including staffing and other costs.  Selling and warehousing expenses were 6.3% of net sales in the six months ended June 30, 2010 and 6.5% in the six months ended June 30, 2009.  The improvement in selling and warehousing expenses as a percentage of net sales despite the increased spending level is the result of the cost reduction actions taken during 2009.

General and Administrative Expenses

General and administrative expenses were $21.4 million in the six months ended June 30, 2010, $0.7 million lower than the six months ended June 30, 2009. This reduction includes the favorable effect of lower employee expenses in the six months ended June 30, 2010 due to headcount reductions in 2009, inclusive of severance related to the headcount reductions, lower legal fees (excluding legal fees related to our antitrust litigation) and cost control initiatives.  Partially offsetting these items were $2.5 million of higher costs incurred in connection with our antitrust litigation (discussed in Note J to the financial statements included in this Form 10-Q) and higher incentive compensation.

Restructuring Gains (Costs), Net

In the six months ended June 30, 2010, we incurred $0.2 million of costs for the maintenance and security of land and a building that is held for sale. Also in the six months ended June 30, 2010, we recorded $0.5 million of pension curtailment and settlement losses and $0.1 million of severance related to headcount reductions at our Mexican subsidiaries.  During this period, we also recorded a non-cash charge of $1.6 million related to the disposition of our interest in a 51% owned joint venture.

In the six months ended June 30, 2009, we implemented restructuring plans to further align our cost structure with customers’ spending and current market conditions. The restructuring plans targeted excess assembly and aluminum casting capacity and restructuring costs of the plan included workforce reductions, facility closures, consolidations and realignments.

We idled a Mexican aluminum casting operation in the six months ended June 30, 2009 and consolidated the capacity into our Chinese casting operation. During that period, we also relocated a small amount of filter manufacturing capacity which resulted in the idling of certain equipment with no alternative use. In connection with this capacity consolidation, we recorded asset impairments of $0.7 million and incurred post employment benefit plans curtailment costs of $0.1 million.

In order to accommodate expected growth in Europe, our Spanish distribution operation was relocated to a new leased facility resulting in the idling and subsequent sale of an owned facility. We recognized a gain of $1.5 million on the sale of this facility. We incurred other costs of $0.1 million associated with the relocation of the facility.

These costs related to our capacity consolidation activities are reported in the income statement in “Restructuring gains (costs) net.”

Interest Expense, Net

Net interest expense was $2.1 million lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  This decrease is due to lower average borrowings during the six months ended June 30, 2010 resulting from both the $17.7 million mandatory prepayment on our term loan made in April 2010 and the repayment of revolver credit facility borrowings of $20.0 million in June 2009 and lower interest rates on our variable debt in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Miscellaneous, Net

Miscellaneous expense which consists of costs associated with the sale of receivables was $0.9 million lower in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to lower selling costs, partially offset by higher sales of receivables in 2010 versus 2009.

Income Tax Expense

Income tax expense in the six months ended June 30, 2010 was $11.3 million higher than in the six months ended June 30, 2009 due to higher pre-tax income in the 2010 quarter.  The effective tax rate for the six months ended June 30, 2010 was 38.7% compared to 38.8% for the six months ended June 30, 2009.

Net Income

Due to the factors described above, we reported a net income of $26.6 million in the six months ended June 30, 2010 and $8.7 million in the six months ended June 30, 2009.

Net Income Attributable to United Components, Inc.

After deducting losses attributable to a noncontrolling interest, net income attributable to United Components, Inc. was $26.6 million in the six months ended June 30, 2010 compared to $9.1 million in the six months ended June 30, 2009.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

Six Months Ended June 30, 2010

Net cash provided by operating activities for the six months ended June 30, 2010 was $76.6 million. Net income, excluding non-cash income and expense items, was $45.0 million. A decrease in accounts receivable resulted in a generation of cash of $1.9 million. The decrease in accounts receivable was primarily due to an increase in net sales, partially offset by increased factoring of accounts receivable during the six months ended June 30, 2010. Factored accounts receivable totaled $128.6 million and $121.5 million at June 30, 2010 and December 31, 2009, respectively. An increase in inventory resulted in a use of cash of $4.5 million.  The increase in inventory was due primarily to inventory builds to support the higher sales levels and support cost reduction initiatives. An increase in accounts payable resulted in a generation of cash of $3.9 million due primarily to the higher inventory levels. Our cash flow was also positively affected by an increase in our liability to UCI International of $5.5 million, due primarily to our use of UCI International’s taxable losses to offset our income taxes that would otherwise be payable in cash. Changes in all other assets and liabilities netted to a $24.8 million increase in cash. This change primarily related to the timing of tax payments ($9.7 million), increases in product returns and other amounts due customers ($8.0 million), decreases in prepaid insurance ($1.3 million) and changes in other assets and accrued expenses.

Six Months Ended June 30, 2009

Net cash provided by operating activities for the six months ended June 30, 2009 was $78.1 million. Net income, excluding non-cash income and expense items, was $27.2 million. A decrease in accounts receivable and inventory resulted in a generation of cash of $12.5 million and $22.4 million, respectively. The decrease in accounts receivable was primarily due to increased factoring of accounts receivable during the six months ended June 30, 2009, partially offset by an increase in sales of $15.4 million in the six months ended June 30, 2009, as compared to the third and fourth quarters of 2008, and the impact of the higher mix of retail and traditional channel sales in relation to OEM / OES channel sales. Accounts receivable dating terms with OEM and OES customers are significantly shorter than retail and traditional customers. As a result of the higher mix of retail and traditional channel sales, gross account receivable days sales outstanding has increased. Factored accounts receivable totaled $135.6 million and $80.1 million at June 30, 2009 and December 31, 2008, respectively. The decrease in inventory was due to (i) focused efforts to reduce inventory investments through improved inventory turns, (ii) higher sales in the three months ended June 30, 2009 over the fourth quarter of 2008 and (iii) reduced material costs resulting from decreases in costs of certain commodities used in our operations experienced in the latter part of 2008 and in the first half of 2009. An increase in accounts payable resulted in a generation of cash of $0.6 million. The increase in accounts payable was due to initiatives with our vendors to reduce our working capital investment levels, which offset reductions in accounts payable related to the significantly lower inventory balances at June 30, 2009 compared to December 31, 2008. UCI’s cash flow was also positively affected by $2.6 million because of an increase in UCI’s liability to UCI International, due primarily to UCI’s use of UCI International’s taxable losses to offset UCI taxes that would otherwise be payable in cash. Changes in all other assets and liabilities netted to a $12.7 million increase in cash. This amount consisted primarily of timing of payment of employee-related accrued liabilities, including salaries and wages and insurance, and timing of product returns and customer rebates and credits.

Net Cash Used in Investing Activities

Historically, net cash used in investing activities has been for capital expenditures, including routine expenditures for equipment replacement and efficiency improvements, offset by proceeds from the disposition of property, plant and equipment. Capital expenditures for the six months ended June 30, 2010 and June 30, 2009 were $11.7 million and $7.5 million, respectively, used primarily for cost reduction and maintenance activities.  The higher capital expenditures in 2010 are primarily the result of funding specific targeted cost reduction opportunities as part of the Product Source Optimization initiative, or PSO.  See further discussion of our PSO initiative under “Management’s Action Plan and Outlook.”

Proceeds from the sale of property, plant and equipment for the six months ended June 30, 2010 and June 30, 2009 were $0.1 million and $2.4 million, respectively. Proceeds from the sale of our joint venture interest in China, net of transaction costs and cash sold totaled approximately $0.3 million.  See Note N to the condensed consolidated financial statements.  During the six months ended June 30, 2009, our Spanish operation was relocated to a new leased facility in order to accommodate expected growth in the European market resulting in the idling of an owned facility. Proceeds for the six months ended June 30, 2009 primarily related to the sale of this facility in Spain.

During the six months ended June 30, 2010, we posted $7.4 million of cash to collateralize a letter of credit required to appeal the judgment in the patent litigation discussed in more detail under “Contingencies.”  During the six months ended June 30, 2009, we posted $9.4 million of cash to collateralize a letter of credit required by our workers compensation insurance carrier.  This cash totaling $16.8 million is recorded as “Restricted cash” as a component of long-term assets on our balance sheet at June 30, 2010. This cash is invested in highly liquid, high quality government securities and is not available for general operating purposes as long as the letters of credit remain outstanding or until alternative collateral is posted.

Net Cash Used in Financing Activities

Net cash used in financing activities in the six months ended June 30, 2010 was $15.8 million compared to $19.6 million in the six months ended June 30, 2009.

Borrowings of $9.6 and $6.5 million during the six months ended June 30, 2010 and 2009, respectively, consisted solely of short-term borrowings payable to foreign credit institutions.

During the six months ended June 30, 2010, we made the $17.7 million mandatory prepayment on the term loan of our senior credit facility. Additionally, during the six months ended June 30, 2010, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $6.9 million.

During the six months ended June 30, 2009, we repaid the $20.0 million of outstanding borrowings under our revolving credit facility. Additionally, during the six months ended June 30, 2009, our Spanish and Chinese subsidiaries repaid short-term notes borrowings to foreign credit institutions in the amount of $5.9 million.

Current Debt Capitalization and Scheduled Maturities

At June 30, 2010 and December 31, 2009, we had $174.2 million and $131.9 million of cash and cash equivalents, respectively. Outstanding debt was as follows (in millions):

	June 30, 2010	December 31, 2009
Short-term borrowings	$6.2	$3.5
Capitalized lease obligations	0.8	0.9
Term loan	172.3	190.0
Senior subordinated notes	230.0	230.0
Amount of debt requiring repayment	409.3	424.4
Unamortized debt discount	(1.9)	(2.2)
	$407.4	$422.2

Below is a schedule of required future repayments of all debt outstanding on June 30, 2010. The amounts are presented in millions of dollars.

Remainder of 2010	$4.8
2011	29.0
2012	145.2
2013	230.1
2014	0.1
Thereafter	0.1
$409.3

Short-term borrowings are routine short-term borrowings by our foreign operations.

Because of previous prepayments of our term loan, we do not have any required repayments of the senior credit facility term loans until December 2011. The term loan matures in June 2012. Our $230.0 million senior subordinated notes are due in 2013.

In addition to the debt discussed above, our parent, UCI International, has $339.2 million in Floating Rate Senior PIK Notes (the “UCI International Notes”) outstanding at June 30, 2010. The UCI International Notes do not appear on our balance sheet and the related interest expense is not included in our income statement. While we have no direct obligation under the UCI International Notes, we are the sole source of cash generation for UCI International. The interest on the UCI International Notes is payable “in kind” until December 2011 and therefore, no cash interest is payable until after that date. Accordingly, the UCI International Notes will not have any material effect on our cash flow or liquidity until after that date. In addition, the covenants contained in the UCI International Notes indenture are substantially the same as those contained in the senior subordinated notes indenture, so we expect that the UCI International Notes will have no effect on our current operations of UCI.

The terms of our senior credit facility permit us to repurchase from time to time up to $75 million in aggregate principal amount of senior subordinated notes. As of August 11, 2010, we had not repurchased any of the senior subordinated notes, although we or UCI International may, under appropriate market conditions, do so in the future through cash purchases or exchange offers, in open market, privately negotiated or other transactions. Similarly, we or UCI International may from time to time seek to repurchase or retire the UCI International Notes. We will evaluate any such transactions in light of then-existing market conditions, taking into account contractual restrictions, our current liquidity and prospects for future access to capital. The amounts involved may be material.

Our significant debt service obligation is an important factor when assessing our liquidity and capital resources. At our June 30, 2010 debt level and borrowing rates, annual interest expense, including amortization of deferred financing costs and debt discount, was approximately $27.3 million. An increase of 0.25 percentage points (25 basis points) on our variable interest rate debt would increase our annual interest cost by $0.4 million.

Covenant Compliance

Our senior credit facility requires us to maintain certain financial covenants and require mandatory prepayments under certain events as defined in the agreement. Also, the facility includes certain negative covenants restricting or limiting our ability to, among other things: declare dividends or redeem stock; prepay certain debt; make loans or investments; guarantee or incur additional debt; make capital expenditures; engage in acquisitions or other business combinations; sell assets; and alter our business. In addition, the senior credit facility contains the following financial covenants: a maximum leverage ratio and a minimum interest coverage ratio. The financial covenants are calculated on a trailing four consecutive quarters basis. As of June 30, 2010, we were in compliance with all of these covenants.

Our covenant compliance levels and actual ratios for the quarter ended June 30, 2010 were as follows:

	Covenant Compliance Level	Actual Ratio
Minimum Adjusted EBITDA to
interest expense ratio	3.00x	6.03x
Maximum total debt to Adjusted
EBITDA ratio	3.75x	2.52x

For the quarter ending September 30, 2010 through the remainder of the term of the senior credit facility, the minimum Adjusted EBITDA to interest expense ratio covenant compliance level remains at 3.00x and the maximum leverage ratio covenant level decreases to 3.50x.

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

The following table reconciles net income, the most directly comparable financial measure and presented in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA (dollars in millions):

	Three Months Ended June 30, 2010	Trailing Four Quarters Ended June 30, 2010

Net income attributable to United Components, Inc.	$14.3	$48.1
Interest, net of noncontrolling interest	6.8	27.8
Income tax expense, net of noncontrolling interest	9.4	27.8
Depreciation, net of noncontrolling interest	6.6	27.2
Amortization	2.1	8.3
EBITDA	39.2	139.2
Special items:
Restructuring costs	0.3	4.6
Allowance for disputed non-trade receivable	1.4	1.4
Patent litigation costs	0.1	8.0
Cost of defending class action litigation	2.4	4.0
New business changeover cost and sales commitment costs	0.3	2.4
Non-cash stock options expense	0.1	0.5
Management fee	0.5	2.0
Adjusted EBITDA	$44.3	$162.1

Management’s Action Plan and Outlook

Our primary sources of liquidity are cash on hand, cash flow from operations and accounts receivable factoring arrangements.  At June 30, 2010, we had $174.2 million of cash and cash equivalents on hand.

Accounts Receivable Factoring

Factoring of customer trade accounts receivable is a significant part of our liquidity and is related to extended terms provided to certain customers. Subject to certain limitations, our senior credit facility agreement permits sales of and liens on receivables, which are being sold pursuant to non-recourse factoring agreements between certain of our customers and a number of banks. At June 30, 2010, we had factoring relationships arranged by four customers with eight banks. The terms of these relationships are such that the banks are not obligated to factor any amount of receivables. Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all, and our customers may not continue to offer such programs in the future.

We sold approximately $135.8 million and $122.8 million of receivables during the six months ended June 30, 2010 and 2009, respectively. If receivables had not been factored, $128.6 million and $121.5 million of additional receivables would have been outstanding at June 30, 2010 and December 31, 2009, respectively. If we had not factored these receivables, we would have had to finance these receivables in some other way, renegotiate terms with customers or reduce cash on hand. Our short-term cash projections assume a level of factored accounts receivable in a range of $120.0 million to $135.0 million at any given time based upon our current customer contracts.

Short-Term Liquidity Outlook

Our ability to make scheduled payments of principal or interest on, or to refinance, our indebtedness or to fund capital expenditures will depend on our ability to generate cash from operations and from factoring arrangements as discussed previously. Such cash generation is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Further, we terminated our revolving credit facility in June 2009 as we determined that the cost to extend the facility was not justified.  The lack of a revolving credit facility may further reduce our ability to meet liquidity needs.

Our capital spending levels were lower in 2009 than historical spending levels. As part of our plans to conserve cash, 2009 capital spending was limited to expenditures necessary to maintain current operations and projects that had short payback periods. Capital expenditures for the full year 2010 are expected to be in the range of $30 million to $33 million. This increase over 2009 relates to funding specific targeted cost reduction opportunities as part of the PSO initiative discussed below and incremental growth initiatives.

Based on our forecasts, we believe that cash flow from operations and available cash and cash equivalents will be adequate to service debt, meet liquidity needs and fund necessary capital expenditures for the next twelve months.

Long-Term Liquidity Outlook

As presently structured, UCI would be the sole source of cash for the payment of cash interest and any other payments on the UCI International Notes beginning in 2012, and we can give no assurance that the cash for those payments will be available. In the future, we may also need to refinance all or a portion of the principal amount of the senior subordinated notes and/or senior credit facility borrowings, on or prior to maturity. If refinancing is necessary, there can be no assurance that we will be able to secure such financing on acceptable terms, or at all.

On-Going Operational Initiatives

We implemented a number of measures to improve the level of cash generated by our operations in order to increase our liquidity and to align our cost structure with our customers’ spending and current market conditions. These restructuring activities included:

•
Employment cost savings. We implemented hourly and salaried workforce reductions across all overhead and selling, general and administrative cost centers throughout 2009 and 2010 to align staffing levels with current business levels. As a result of these reductions, we had approximately 3,850 employees at June 30, 2010 as compared to approximately 4,900 at December 31, 2008. Additionally in 2009, we implemented wage freezes, suspended certain matching contributions to defined contribution and profit sharing plans and other cost reduction activities. As of June 30, 2010, the wage freeze and suspension of certain matching contributions were still in effect.

•
Additional cost savings. In 2009, we critically evaluated overall overhead and selling, general and administrative discretionary spending and have instituted tight controls over discretionary spending, requiring additional approvals for all such spending across the Company. The same tight control over discretionary spending has continued into 2010.

More recently, we have launched our new PSO initiative.  PSO utilizes our existing global footprint and unique category management insights to optimize the mix of products manufactured versus sourced, and to determine the optimal manufacturing or vendor location. We expect that PSO will allow us to deliver a high-quality, low-cost product by assembling certain products in the markets where they are sold, assembling certain products specifically in low-cost countries, and procuring certain products from selected low-cost country suppliers.

Additionally, we will continue to aggressively manage our investment in working capital and our disciplined capital investment strategy.

CONTINGENCIES

Environmental; Health and Safety

We are subject to a variety of federal, state, local and foreign environmental; health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances or wastes, and the cleanup of contaminated sites. We or our predecessors have been identified as a potentially responsible party, or is otherwise currently responsible, for contamination at five sites. One of these sites is a former facility in Edison, New Jersey (the “New Jersey Site”), where a state agency has ordered us to continue with the monitoring and investigation of chlorinated solvent contamination. The New Jersey Site has been the subject of litigation to determine whether a neighboring facility was responsible for contamination discovered at the New Jersey Site. A judgment has been rendered in that litigation to the effect that the neighboring facility is not responsible for the contamination. We are analyzing what further investigation and remediation, if any, may be required at the New Jersey Site. We are also responsible for a portion of chlorinated solvent contamination at a previously owned site in Solano County, California (the “California Site”), where we, at the request of the regional water board, are investigating and analyzing the nature and extent of the contamination and are conducting some remediation. Based on currently available information, management believes that the cost of the ultimate outcome of the environmental matters related to the New Jersey Site and the California Site will not exceed the $1.3 million accrued at June 30, 2010 by a material amount, if at all. However, because all investigation and analysis has not yet been completed and due to inherent uncertainty in such environmental matters, it is possible that the ultimate outcome of these matters could have a material adverse effect on results for a single quarter.

In addition to the two matters discussed above, we or our predecessors have been named as a potentially responsible party at a third-party waste disposal site in Calvert City, Kentucky (the “Kentucky Site”). We estimate settlement costs at $0.1 million for this site. Also, we are involved in regulated remediation at two of our manufacturing sites (the “Manufacturing Sites”). The combined cost of the remaining remediation at such Manufacturing Sites is $0.2 million. We anticipate that the majority of the $0.3 million reserved for settlement and remediation costs will be spent in the next year. To date, the expenditures related to the Kentucky Site and the Manufacturing Sites have been immaterial.

Antitrust Litigation

We are subject to litigation and investigation related to pricing of aftermarket oil, air, fuel and transmission filters, as described in Note J to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

We intend to vigorously defend against these claims. It is too soon to assess the possible outcome of these proceedings. No amounts, other than ongoing defense costs, have been recorded in the financial statements for these matters.

Patent Litigation

Champion is a defendant in litigation with Parker-Hannifin Corporation pursuant to which Parker-Hannifin claims that certain of Champion’s products infringe a Parker-Hannifin patent. On December 11, 2009, following trial, a jury verdict was reached, finding in favor of Parker-Hannifin with damages of approximately $6.5 million.  On May 3, 2010, the court entered a partial judgment in this matter, awarding Parker-Hannifin $6.5 million in damages and a permanent injunction.  Both parties have filed post-trial motions.  Parker-Hannifin is seeking treble damages and attorneys’ fees.  Champion is seeking a judgment as a matter of law on the issues of infringement and patent invalidity.  Champion continues to vigorously defend this matter; however, there can be no assurance with respect to the outcome of litigation. Champion has recorded a $6.5 million liability in the financial statements for this matter.  The $6.5 million liability for this patent litigation is included in “Accrued expenses and other current liabilities” at June 30, 2010.  During the three and six months ended June 30, 2010, Champion incurred post-trial costs of $0.1 million and $1.0 million, respectively.

In order to appeal the judgment in this matter, we posted a letter of credit in the amount of $7.4 million.  The issuer of the letter of credit required us to cash collateralize the letter of credit.  This cash is recorded as “Restricted cash” and is a component of long-term assets on the balance sheet at June 30, 2010.

Value-Added Tax Receivable

Our Mexican operation has outstanding receivables denominated in Mexican pesos in the amount of $2.2 million, net of allowances, from the Mexican Department of Finance and Public Credit. The receivables relate to refunds of Mexican value-added tax, to which we believe we are entitled in the ordinary course of business. The local Mexican tax authorities have rejected our claims for these refunds, and we have commenced litigation in the regional federal administrative and tax courts to order the local tax authorities to process these refunds.  During the three months ended June 30, 2010, we recorded a $1.4 million provision due to uncertainties of collection of these receivables.

Other Litigation

We are subject to various other contingencies, including routine legal proceedings and claims arising out of the normal course of business. These proceedings primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. The outcome of these lawsuits, legal proceedings and claims cannot be predicted with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our financial condition or results of operations.

Recently Adopted Accounting Guidance

See the Recently Adopted Accounting Guidance section of Note A to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk consists of foreign currency exchange rate fluctuations and changes in interest rates.

Foreign Currency Exposure

Currency translation. As a result of international operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the Mexican peso, British pound and the Chinese yuan. The results of operations of our foreign subsidiaries are translated into U.S. dollars at the average exchange rates for each relevant period, except for our Chinese subsidiaries, where cost of sales is translated primarily at historical exchange rates. This translation has no impact on our cash flow. However, as foreign exchange rates change, there are changes to the U.S. dollar equivalent of sales and expenses denominated in foreign currencies. In 2009, approximately 8% of our net sales were made by our foreign subsidiaries and our total non-U.S. net sales represented approximately 14.7% of our total net sales. Their combined net income was not material. While these results, as measured in U.S. dollars, are subject to foreign exchange rate fluctuations, we do not consider the related risk to be material to our financial condition or results of operations.

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

Our Mexican operations source a significant amount of inventory from the United States. During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%. During the period March 31, 2009 through June 30, 2010, the U.S. dollar weakened against the Mexican peso by approximately 12%, partially offsetting the trend experienced in the prior six months. A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more pesos to obtain inventory from the United States. These higher prices translate into higher cost of sales for our Mexican operations. We are attempting to obtain corresponding price increases from our customers served by our Mexican operations, but the weakness in the Mexican economy has limited the ability to entirely offset the higher cost of sales.

We will continue to monitor our transaction exposure to currency rate changes and may enter into currency forward and option contracts to limit the exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. As of June 30, 2010, we had no foreign currency contracts outstanding. We do not engage in speculative activities.

Interest Rate Risk

We utilize, and we will continue to utilize, sensitivity analyses to assess the potential effect of our variable rate debt. At our June 30, 2010 debt level and borrowing rates, annual interest expense including amortization of deferred financing costs and debt discount would be approximately $27.3 million. If variable interest rates were to increase by 0.25% per annum, the net impact would be a decrease of approximately $0.3 million of our net income and cash flow.

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

As required by Rule 13a-15 under the Exchange Act, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, based on this evaluation, that as of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a reasonable assurance level.

Further, management determined that, as of June 30, 2010, there were no changes in our internal control over financial reporting that occurred during the three months then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note J – Contingencies – Environmental; Antitrust Litigation; Value-Added Tax Receivable; Patent Litigation; Other Litigation to the unaudited condensed consolidated financial statements under Part I of this report.

Item 1.A. Risk Factors

Continued volatility in and disruption to the global economic environment may materially and adversely affect our business, financial condition and results of operations.

The global economy has continued to experience a period of significant uncertainty, characterized by very weak or negative economic growth, high unemployment, reduced spending by consumers and businesses, the bankruptcy, failure, collapse or sale of various businesses and financial institutions and a considerable level of intervention from the U.S. federal government and various foreign governments. Demand for automotive products such as ours is linked to consumer demand for automobiles, which has been, and may continue to be, adversely impacted by the continuing uncertain economic environment.

First, consumers’ driving habits are impacted by deteriorating economic conditions, leading to a reduction in miles driven thereby increasing the periods between maintenance and repairs.  In the latter part of 2008 and 2009, consumers’ driving habits were impacted by deteriorating economic conditions.  U.S. Department of Energy statistics indicate that miles driven in the United States for the year 2008 were 3.2% lower than for 2007.  Miles driven in 2009 increased only slightly from 2008.  If total miles driven were to continue to decrease and consumers extend the mileage interval for routine maintenance, we could experience a decline in demand for our products due to a reduction in the need for replacement parts.  Further, as economic conditions result in a reduction in discretionary spending for auto repair by the end users of our products, our results of operations could be impacted.

Second, difficult economic conditions may cause changes to the business models, products, financial condition or consumer financing and rebate programs of the OEMs, adversely affecting the number of cars produced and purchased. North American light vehicle sales reached their lowest point in nearly three decades in 2009 and the number of light vehicle registrations remained flat from 2008 to 2009. The effect of fewer cars being sold and fewer cars on the road adversely affected the demand for our products, reducing purchases by our customers in the aftermarket and by the OEMs.

If economic conditions continue to deteriorate or do not show signs of improvement, we may experience material adverse impacts to our business and operating results.

The current economic environment and adverse credit market conditions may significantly affect our ability to meet liquidity needs and may materially and adversely affect the financial soundness of our customers and suppliers.

The capital and credit markets have been experiencing extreme volatility and disruption since the latter part of 2008 and as a result, the markets have exerted downward pressure on the availability of liquidity and credit capacity for many issuers.  While currently these conditions have not materially impaired our ability to operate our business, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies, which could increase the cost of financing.

We need liquidity to pay our operating expenses, interest on our debt and capital expenditures.  Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer.  Our primary sources of liquidity are cash on hand, cash flow from operations and factoring of customer trade accounts receivable.  Subject to certain limitations, UCI’s credit agreement for its senior credit facility permits sales of and liens on receivables, which are being sold pursuant to factoring arrangements arranged for us by certain customers with a number of banks.  At June 30, 2010, we had factoring relationships arranged by four customers with eight banks.  The terms of these relationships are such that the banks are not obligated to factor any amount of receivables.  Because of the current challenging capital markets, it is possible that these banks may not have the capacity or willingness to fund these factoring arrangements at the levels they have in the past, or at all, or our customers could discontinue their participation in the arrangements, which could have a material adverse impact on our liquidity.  Further, we terminated our revolving credit facility in June 2009.  While we determined at the time that the cost to extend the facility was not justified, the lack of a revolving credit facility may further reduce our ability to meet liquidity needs.

In addition to the potential liquidity risks we face, some of our customers and suppliers are likely to experience serious cash flow problems and, as a result, may find it difficult to obtain financing, if financing is available at all. As a result, our customers’ need for and ability to purchase our products or services may decrease, and our suppliers may increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products and services, or any demands by suppliers for different payment terms, may materially and adversely affect our earnings and cash flow.  Furthermore, our suppliers may not be successful in generating sufficient revenue or securing alternate financing arrangements, and therefore may no longer be able to supply goods and services to us.  In that event, we would need to find alternate sources of these goods and services, and there is no assurance that we would be able to find such alternate sources on favorable terms, if at all. Any such disruption in our supply chain could adversely affect our ability to manufacture and deliver our products on a timely basis, and thereby affect our results of operations.

Our relationship with AutoZone creates risks associated with a concentrated net sales source.

We generate a large percentage of our net sales from our business with AutoZone, but we cannot be assured that AutoZone will continue to purchase from us.  Net sales to AutoZone accounted for approximately 30% of our total net sales in fiscal 2009 and 29% of our total net sales in 2008, respectively.  Several of our competitors are likely to pursue business opportunities with this customer and threaten our current position.  If we fail to maintain this relationship, our net sales will be significantly diminished.  Even if we maintain our relationship, our net sales concentration as a result of this relationship increases the potential impact to our business that could result from any changes in the economic terms of this relationship.  Any change in the terms of our sales to this customer could have a material impact on our financial position and results of operations.  Further, to the extent AutoZone’s overall business or market share decreases, or does not increase as anticipated, we may be adversely impacted.

Our contracts with our customers are generally short-term and do not require the purchase of a minimum amount.

We do not typically enter into firm, long-term agreements with customers for the sale of our products.  Instead, our products are sold through a series of purchase orders based on our customers’ current or projected needs. By not entering into long-term agreements we risk losing customers, or sales of a certain product to any particular customer, on relatively short notice.  The loss of a significant customer, or a significant reduction in sales to a particular customer, could have a material impact on our financial position and results of operations.

Increases in our raw materials and component costs or the loss of a number of our suppliers could adversely affect our financial health.

We depend on third parties for the raw materials and components used in our manufacturing processes.  We generally purchase our materials on the open market.  However, in certain situations we have found it advantageous to enter into long-term contracts for certain commodities purchases.  During much of 2008, the cost of commodities, including steel, aluminum, iron, plastic and other petrochemical products, packaging materials and media, increased significantly compared to 2007.  Energy costs also increased significantly during this period.  These higher costs affected the prices we paid for raw materials and for purchased component parts and finished products.  The prices of these commodities have fluctuated significantly in recent years and such volatility in the prices of these commodities could increase the costs of manufacturing our products and providing our services.  We may not be able to pass on these costs to our customers and this could have a material adverse effect on our financial condition, results of operations or cash flows.  Even in the event that increased costs can be passed through to customers, our gross margin percentages would decline. While we currently maintain alternative sources for steel and other raw materials, our business is subject to the risk of additional price fluctuations and periodic delays in the delivery of our raw materials.  Any such price fluctuations or delays, if material, could harm our profitability or operations.  In addition, the loss of a substantial number of suppliers could result in material cost increases or reduce our production capacity.  We are also significantly affected by the cost of natural gas used for fuel and the cost of electricity.  Natural gas and electricity prices have historically been volatile.

We monitor sources of supply to attempt to assure that adequate raw materials and other supplies needed in manufacturing processes are available.  However, we do not typically enter into hedge transactions to reduce our exposure to price risks and cannot assure you that we will be successful in passing on these attendant costs if these risks were to materialize.  In addition, if we are unable to continue to purchase our required quantities of raw materials on commercially reasonable terms, or at all, if we are unable to maintain or enter into purchasing contracts for commodities, or if delivery of materials from suppliers is delayed or non-conforming, our operations could be disrupted or our profitability could be adversely impacted.

We face competition in our markets.

We operate in some very competitive and fragmented markets, and we compete against numerous different types of businesses, some of which have greater financial or other resources than we do.  Although we have significant market positions in each of our product lines within the aftermarket, we cannot be assured that we will be able to maintain our current market share.  In the OEM sales channel, some of our competitors have achieved substantially greater market penetration in many of the product lines which we offer.  Competition is based on a number of considerations, including product performance, quality of customer service and support, timely delivery and price.  Our customers increasingly demand a broad product range, and we must continue to develop our expertise in order to manufacture and market these products successfully.  To remain competitive, we will need to invest continuously in manufacturing, working capital, customer service and support, marketing and our distribution networks.  We cannot be assured that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position within each of the markets we serve.  As a result of competition, we have experienced pricing pressure.  There can be no guarantee that this downward price pressure will not continue, and we may be forced to adjust the prices of some of our products to stay competitive, or not compete at all in some markets, possibly giving rise to revenue loss.

The trend toward consolidation and bankruptcies among automotive parts suppliers is resulting in fewer, larger suppliers who benefit from purchasing and distribution economies of scale. If we cannot achieve cost savings and operational improvements sufficient to allow us to compete favorably in the future with these larger companies, our financial condition and results of operations could be adversely affected due to a reduction of, or inability to increase, sales.

We are subject to increasing pricing pressure from import activity, particularly from Asia.

Price competition from light vehicle aftermarket suppliers, particularly based in Asia and other locations with lower production costs, have historically played a role and may play an increasing role in the aftermarket channels in which we compete.  Pricing pressures have historically been more prevalent with respect to our filter products than our other products.  While aftermarket manufacturers in these locations have historically competed primarily in markets for less technologically advanced products and manufactured a limited number of products, they are expanding their manufacturing capabilities to move toward producing a broad range of lower cost, higher quality products and providing an expanded product offering.  Partially in response to these pressures, we opened two new factories in China in 2008.  In the future, competitors in Asia may be able to effectively compete in our premium markets and produce a wider range of products, which may force us to move additional manufacturing capacity offshore and/or lower our prices, reducing our margins and/or decreasing our net sales.

Our international operations are subject to uncertainties that could affect our operating results.

Our business is subject to certain risks associated with doing business internationally.  Our non-U.S. sales represented approximately 14.7% of our total net sales for the year ended December 31, 2009.  In addition, we operate seven manufacturing facilities outside of the United States.  Accordingly, our future results could be harmed by a variety of factors, including:

•	fluctuations in currency exchange rates;
•	geopolitical instability;
•	exchange controls;
•	compliance with U.S. Department of Commerce export controls;
•	tariffs or other trade protection measures and import or export licensing requirements;
•	potentially negative consequences from changes in tax laws;
•	fluctuations in interest rates;
•	unexpected changes in regulatory requirements;
•	differing labor regulations;
•	enforceability of contracts in the People’s Republic of China;
•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;
•	restrictions on our ability to repatriate dividends from our subsidiaries;
•	exposure to liabilities under the U.S. Foreign Corrupt Practices Act;
•	difficulty of enforcing judgments or other remedies in foreign jurisdictions;
•	diminished protection for intellectual property outside of the United States; and
•	the potential for terrorism against U.S. interests.

In addition, we may face obstacles in the People’s Republic of China, including a cumbersome bureaucracy and significant political, economic and legal risks which may adversely affect our operations in that country.

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

As a result of increased international production and sourcing of components and completed parts for resale, we are exposed to risks related to the effects of changes in foreign currency exchange rates, principally exchange rates between the U.S. dollar and the Chinese yuan and the U.S. dollar and the Mexican peso.  The currency exchange rate from Chinese yuan to U.S. dollars has historically been stable, in large part due to the economic policies of the Chinese government.  However, there are no assurances that this currency exchange rate will continue to be as stable in the future.  The U.S. government has stated that the Chinese government should reduce its influence over the currency exchange rate and let market conditions control.  Less influence by the Chinese government will most likely result in the Chinese yuan strengthening against the U.S. dollar.  An increase in the Chinese yuan against the dollar means that we will have to pay more in U.S. dollars for our purchases from China.  If we are unable to negotiate commensurate price decreases from our Chinese suppliers, these higher prices would eventually translate into higher costs of sales.  In that event, we would attempt to obtain corresponding price increases from our customers, but there are no assurances that we would be successful.

Our Mexican operations source a significant amount of inventory from the United States.  During the period September 30, 2008 through March 31, 2009, the U.S. dollar strengthened against the Mexican peso by approximately 33%.  During the period March 31, 2009 through June 30, 2010, the U.S. dollar weakened against the Mexican peso by approximately 12%, partially offsetting the trend experienced in the prior six months.  A strengthening U.S. dollar against the Mexican peso means that our Mexican operations must pay more in pesos to obtain inventory from the United States, which translates into higher cost of sales for the Mexican operations.  We are attempting to obtain price increases from our customers for the products sold by our Mexican operations, but there are no assurances that we will be successful.

We currently do not enter into foreign exchange forward contracts to hedge certain transactions in major currencies and even if we wished to do so in the future, we may not be able, or it may not be cost-effective, to enter into contracts to hedge our foreign currency exposure.

If the North American light vehicle aftermarket adopts more expansive return policies or practices such as extended payment terms, our cash flow and results of operations could be harmed.

We are subject to returns from customers, some of which may manage their excess inventory through returns.  In line with industry practices, arrangements with customers typically include provisions that permit them to return specified levels of their purchases.  Returns have historically represented approximately 3% to 5% of our gross sales.  If returns from our customers significantly increase, for reasons such as obsolescence or changes in inventory management by our customers, our profitability may be adversely affected.  Further, certain of our products may not be reused or resold upon return.  In addition, some customers in the North American light vehicle aftermarket are pursuing ways to shift their costs of working capital, including extending payment terms.  To the extent customers extend payment terms, our cash flow may be adversely affected.

The introduction of new and improved products and services poses a potential threat to the aftermarket for light vehicle parts.

Improvements in technology and product quality are extending the longevity of light vehicle parts and delaying aftermarket sales.  In particular, the introduction of oil change indicators and the use of synthetic motor oils may extend oil filter replacement cycles.  The introduction of electric, fuel cell and hybrid light vehicles may pose a long-term risk to our business because these vehicles are unlikely to utilize many of our existing product lines.  The introduction of new and improved service initiatives by OEMs also poses a risk to our market share in the light vehicle replacement parts market.  In particular, we face market share risk from general automakers, which have introduced increased warranty and maintenance service initiatives, which are gaining popularity.  These service initiatives have the potential to decrease the demand on aftermarket sales of our products in the traditional and retail sales channels.

The consolidation of our customers can have adverse effects on our business.

Our financial condition and results of operations could also be adversely affected because the customer base for automotive parts is decreasing in both the OEM channel and aftermarket. As a result, we are competing for business from fewer customers. Due to the growing market share of these major customers, we have been, and expect to continue to be, requested to reduce prices. We cannot be certain that we will be able to generate cost savings and operational improvements in the future that are sufficient to offset price reductions requested by existing customers and necessary to win additional business.

Our lean manufacturing and other cost saving plans may not be effective.

Our strategy includes goals such as improvement of inventory management and customer delivery and plant and distribution facility consolidation.  While we have and will continue to implement these strategies, there can be no assurance that we will be able to do so successfully or that we will realize the projected benefits of these and other cost saving plans.  If we are unable to realize these anticipated cost reductions, our financial health may be adversely affected.  Moreover, our continued implementation of cost saving plans and facilities integration may disrupt our operations and performance.

It may be difficult for us to recruit and retain the types of highly-skilled employees we need to remain competitive.

Our continued success depends in part on our ability to recruit, retain and motivate highly-skilled sales, marketing and engineering personnel.  Competition for persons in our industry is intense, and we may not be able to successfully recruit, train or retain qualified personnel.  If we fail to retain and recruit the necessary personnel, our business and our ability to obtain new customers and retain existing customers, develop new products and provide acceptable levels of customer service could suffer.  We have entered into employment agreements with certain of our key personnel.  However, we cannot be assured that these individuals will stay with us.  If any of these persons were to leave our company, it could be difficult to replace him or her, and our operations and ability to manage day-to-day aspects of our business may be materially adversely affected.

We may be subject to work stoppages at our facilities, or our customers may be subjected to work stoppages, either of which could negatively impact the profitability of our business.

As of June 30, 2010, we had approximately 3,850 employees, with union affiliations and collective bargaining agreements at two of our facilities, representing approximately 12% of our workforce.  The bargaining agreement for our Fairfield, Illinois plant expires in August 2010 and we are currently in the process of renegotiating that agreement. Since 1984, we have had only one work stoppage, which lasted for three days at our Fairfield, Illinois plant.  Although we believe that our relations with our employees are currently good, if our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs.  We may also incur increased labor costs in the event our work force becomes more unionized or as a result of any renegotiation of our existing labor arrangements.  In addition, many of our direct and indirect customers and vendors have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these customers or vendors or their other suppliers could result in slowdowns or closings of assembly plants that use our products or supply materials for use in the production of our products.  Organizations responsible for shipping our products may also be impacted by occasional strikes.  Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

Increased crude oil and energy prices and overall economic conditions could reduce global demand for and use of automobiles, which could have an adverse effect on our profitability.

Material increases in the price of crude oil have, historically, been a contributing factor to the periodic reduction in the global demand for and use of automobiles.  A significant increase in the price of crude oil could reduce global demand for and use of automobiles and shift customer demand away from larger cars and light trucks, including SUVs, which we believe have more frequent replacement intervals for our products, which could have an adverse effect on our profitability.  For example, historic highs in crude oil prices and corresponding historic highs in gasoline prices at the pump in 2008 impacted consumers’ driving habits.  See “—Continued volatility in and disruption to the global economic environment may materially and adversely affect our business, financial condition and results of operations.” Further, higher gasoline prices may result in a reduction in discretionary spending for auto repair by the end users of our products, which could materially adversely impact our results of operations.  A reduction in discretionary spending can also result in a decrease in the number of new cars purchased, which adversely affects the demand for our products by our customers in the aftermarket and by the OEMs.  Additionally, higher energy costs may increase our freight expenses associated with the shipping of our products to customers.

Environmental, health and safety laws and regulations may impose significant compliance costs and liabilities on us.

We are subject to many environmental, health and safety laws and regulations governing emissions to air, discharges to water, the generation, handling and disposal of waste and the cleanup of contaminated properties.  Compliance with these laws and regulations is costly.  We have incurred and expect to continue to incur significant costs to maintain or achieve compliance with applicable environmental, health and safety laws and regulations.  Moreover, if these environmental, health and safety laws and regulations become more stringent in the future, we could incur additional costs.  We cannot assure we are in full compliance with all environmental, health and safety laws and regulations.  Our failure to comply with applicable environmental, health and safety laws and regulations and permit requirements could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.

We may be subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act and similar state or foreign laws for contaminated properties that we currently own, lease or operate or that we or our predecessors have previously owned, leased or operated, and sites to which we or our predecessors sent hazardous substances.  Such liability may be joint and several so that we may be liable for more than our share of contamination and any such liability may be determined without regard to causation or knowledge of contamination.  We or our predecessors have been named potentially responsible parties at contaminated sites from time to time in the past.  We are currently investigating and/or remediating, or are otherwise currently responsible for, contamination at six sites, for which management believes it has made adequate reserves.  In addition, we occasionally evaluate various alternatives with respect to our facilities, including possible dispositions or closings.  Investigations undertaken in connection with these activities may lead to discoveries of contamination that must be remediated, and closings of facilities may trigger remediation requirements that are not applicable to operating facilities.  We may also face lawsuits brought by third parties that either allege property damage or personal injury as a result of, or seek reimbursement for costs associated with, such contamination.

If the products we manufacture or distribute are found to be defective, we could incur significant costs and our reputation could be adversely affected.

We face a business risk of exposure to product liability claims in the event that the use of our products has, or is alleged to have, resulted in injury, death or other adverse effects.  We currently maintain product liability insurance coverage, but we cannot be assured that we will be able to obtain such insurance on acceptable terms in the future, if at all, or that any such insurance will provide adequate coverage against potential claims.  Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome.  An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects.  If one of our products is determined to be defective, we may face substantial warranty costs and may be responsible for significant costs associated with a product recall or a redesign.  In addition, our business depends on the strong brand reputation we have developed.  In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products or have reduced demand for our products, which could negatively impact our net sales and profitability.

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

UCI’s wholly-owned subsidiary, Champion Laboratories, Inc., or Champion, has been named as one of multiple defendants in three consolidated amended complaints alleging conspiracy violations of Section 1 of the Sherman Act, 15 U.S.C. § 1 and state law, related to aftermarket oil, air, fuel and transmission filters.  The complaints are styled as putative class actions.  One asserts claims on behalf of a putative class of direct filter purchasers, one asserts claims on behalf of a putative class of indirect end user filter purchases and one asserts claims on behalf of a class of operators of service stations in California who indirectly purchased filters from defendants for resale.  All three complaints seek damages, including statutory treble damages, an injunction against future violations, costs and attorney’s fees.  Champion was also named as one of multiple defendants in a related complaint filed by William G. Burch in the United States District Court for the Northern District of Oklahoma on behalf of the United States pursuant to the False Claims Act, 31 U.S.C. § 3730.  The United States declined to intervene in that case.  Champion was also named as one of five defendants in a putative class action filed in Quebec, Canada.  This action alleges conspiracy violations of the Canadian Competition Act and violations of the obligation to act in good faith (contrary to art. 6 of the Civil Code of Quebec) related to the sale of aftermarket filters.  The plaintiff seeks compensatory damages against the five defendants in the amount of $5 million and $1 million in punitive damages.  Champion, but not UCI, was also named as one of 14 defendants in a putative class action filed in Ontario, Canada.  This action alleges civil conspiracy, intentional interference with economic interests, and conspiracy violations under the Canadian Competition Act related to the sale of aftermarket filters.  The plaintiff seeks $150 million in general damages against the 14 defendants and $15 million in punitive damages.  The Offices of the Attorney Generals for the State of Florida and the State of Washington are also investigating the allegations raised in these suits.  We are fully cooperating with the Florida and Washington Attorney General investigations.  The Florida Attorney General filed a complaint against Champion and eight other defendants in the Northern District of Illinois.  The complaint alleges violations of Section 1 of the Sherman Act and Florida law related to the sale of aftermarket filters.  The complaint asserts direct and indirect purchaser claims on behalf of Florida governmental entities and Florida consumers.  It seeks damages, including statutory treble damages, penalties, fees, costs and an injunction.

The Antitrust Division of the Department of Justice, or DOJ, investigated the allegations raised in these suits, and certain current and former employees of the defendants, including Champion, testified pursuant to subpoenas.  On January 21, 2010, DOJ sent a letter to counsel for Champion stating that “the Antitrust Division’s investigation into possible collusion in the replacement auto filters industry is now officially closed.”

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

Entering new markets poses commercial risks.

We have recently made significant investments as part of our strategy to expand into new markets.  Maintaining continued expansion requires significant investment and resources and we cannot be assured these resources will continue to be available as needed.  We also cannot guarantee that our expansion into any new market will be successful, or whether we will be able to meet the needs of new customers or compete favorably in any new market.  Therefore, we may be unable to recover the costs associated with such efforts.

If we are unable to meet future capital requirements, our business may be adversely affected.

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes.  As we grow, we may have to incur capital expenditures.  Historically, we have been able to fund these expenditures through cash flow from operations and borrowings under our senior credit facilities.  However, our senior credit facilities contain limitations that could affect our ability to fund our future capital expenditures and other capital requirements.  In addition, the revolving credit facility of our senior credit facility terminated in June 2009.  We cannot be assured that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures.  If we are unable to make necessary capital expenditures, our product line may become dated, our productivity may be decreased and the quality of our products may be adversely affected, which, in turn, could reduce our net sales and profitability.

We are subject to risks associated with changing manufacturing techniques, which could place us at a competitive disadvantage.

The successful implementation of our business strategy requires us to continuously evolve our existing products and introduce new products to meet customers’ needs in the industries we serve.  Our products are characterized by stringent performance and specification requirements that mandate a high degree of manufacturing and engineering expertise.  If we fail to meet these requirements, our business could be at risk.  We believe that our customers rigorously evaluate their suppliers on the basis of a number of factors, including:

•	product quality;
•	technical expertise and development capability;
•	new product innovation;
•	reliability and timeliness of delivery;
•	price competitiveness;
•	product design capability;
•	manufacturing expertise;
•	operational flexibility;
•	customer service; and
•	overall management.

Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to these criteria.  We cannot be assured that we will be able to address technological advances or introduce new products that may be necessary to remain competitive within our businesses.  Furthermore, we cannot be assured that we can adequately protect any of our own technological developments to produce a sustainable competitive advantage.

We may not be able to continue to grow through acquisitions of, or investments in, other companies.

In the past we have grown through acquisitions and partnership opportunities and we may engage in similar transactions in the future.  Such transactions, however, involve significant risks including the integration of the newly acquired business, the diversion of management’s attention from other business concerns and effects on our business relationships with customers and suppliers.  We cannot be assured we will successfully identify suitable acquisition or partnership opportunities in the future, and in the event we do commence with such transactions, we cannot assure we will be successful at integrating the newly acquired businesses or that they will perform as anticipated.  Any such failure could have a material and adverse effect on our business.

Our intellectual property may be misappropriated or subject to claims of infringement.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection, as well as licensing agreements and third-party nondisclosure and assignment agreements.  The costs associated with the protection of our intellectual property are ongoing and in some instances may be substantial.  We cannot be assured that any of our applications for protection of our intellectual property rights will be approved or that others will not infringe or challenge our intellectual property rights.  We currently do, and may continue in the future to, rely on unpatented proprietary technology.  It is possible that our competitors will independently develop the same or similar technology or otherwise obtain access to our unpatented technology.  To protect our trade secrets and other proprietary information, we require employees, consultants and advisors to maintain the confidentiality of our trade secrets and proprietary information.  We cannot be assured that these measures will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure.  If we are unable to maintain the proprietary nature of our technologies, our ability to sustain margins on some or all of our products may be affected, which could reduce our sales and profitability.

In addition, from time to time, we pursue and are pursued in potential litigation relating to the protection of certain intellectual property rights, including with respect to some of our more profitable products.  In some instances, we may be found to have infringed on the intellectual property rights of others.  In such a case, we may incur significant costs or losses and may be subject to an injunction that would prevent us from selling a product found to infringe. For example, in December of 2009, a jury determined that Champion, our wholly-owned subsidiary, had infringed on a competitor’s patent and the court entered a partial judgment in this matter, awarding the plaintiff $6.5 million in damages and a permanent injunction.  The plaintiff is currently seeking treble damages and attorneys’ fees.  See Note J — Contingencies to the condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

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

Our pension obligations could adversely impact our business.

We sponsor defined benefit plans that were underfunded by $61.1 million at December 31, 2009.  If the performance of the assets in the pension plans does not meet our expectations or actuarial assumptions, our required contributions may be significantly greater than we currently expect.  In such an event, our cash flows may be insufficient to make such a payment or otherwise be negatively impacted.

Our substantial indebtedness could adversely affect our financial health.

As of June 30, 2010, we and our subsidiaries had total indebtedness of $407.4 million (not including intercompany indebtedness).

Our substantial indebtedness could have important consequences to you.  For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	expose us to the risk of increased interest rates as borrowings under our senior credit facilities are subject to variable rates of interest;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit our ability to borrow additional funds; and
•	could make us more vulnerable to a general economic downturn than a company that is less leveraged.

In addition, the indenture governing our senior subordinated notes, as well as the agreement governing our senior credit facility, contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests.  Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

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

We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including our senior credit facility and senior subordinated notes, or to fund our other liquidity needs.  In such circumstances, we may need to refinance all or a portion of our indebtedness on or before maturity, and we cannot be assured that we will be able to refinance any of our indebtedness including our senior credit facility and senior subordinated notes, on commercially reasonable terms or at all.  If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances.  We cannot be assured that any such actions, if necessary, could be effected on commercially reasonable terms or at all.  Even in the event these actions are taken, we cannot be assured that we will generate sufficient cash flow to enable us to pay our indebtedness.  In addition, the indenture governing our senior subordinated notes and the agreement governing our senior credit facility limit our ability to sell assets and will also restrict the use of proceeds from any such sale.  Furthermore, our senior credit facility is secured by substantially all of our assets.  Therefore, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our debt service obligations. If we fail to make scheduled payments on our debt, such a failure to pay would be an event of default and would likely result in a cross default under other debt instruments enabling our lenders to declare all outstanding principal and interest due and payable. Further, if we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt. As a result of such a default or action against the collateral, we may be forced into bankruptcy or liquidation, which may result in a partial or total loss of your investment.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt.  This could further exacerbate the risks associated with our substantial financial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future because the terms of the indentures governing our senior subordinated notes and the agreement governing our senior credit facility do not fully prohibit us or our subsidiaries from doing so.  If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

Restrictive covenants in the indenture governing our debt may restrict our ability to pursue our business strategies.

The indenture governing our senior subordinated notes and the agreement governing our senior credit facility limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	pay dividends and make distributions, investments or other restricted payments;
•	incur additional indebtedness;
•	sell assets, including capital stock of restricted subsidiaries;
•	agree to payment restrictions affecting our restricted subsidiaries;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into transactions with our affiliates;
•	incur liens; and
•	designate any of our subsidiaries as unrestricted subsidiaries.

In addition, as of the end of any given quarter, our senior credit facility requires us to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, covering the previous four quarters, through the term of the senior credit facility.  At June 30, 2010, we were required to maintain a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio of 3.75 to 1 and 3.0 to 1, respectively.  These ratio requirements change quarterly under the terms of our senior credit facility.  Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the indenture governing our senior subordinated notes and the agreement governing our senior credit facility could limit our ability to plan for or react to market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

The breach of any of these covenants or restrictions could result in a default under the indenture governing our senior subordinated notes and the agreement governing our senior credit facility.  An event of default under the indenture or our senior credit facility would permit some of our lenders to declare all amounts borrowed from them to be due and payable, and there is no assurance that we would have sufficient assets to repay our indebtedness.  An event of default under the indenture or our senior credit facility would likely result in a cross default under the other instrument.  If we are unable to repay debt, lenders having secured obligations could proceed against the collateral securing that debt.  As a result of such a default or action against collateral, we may be forced into bankruptcy or liquidation, which may result in a partial or total loss of your investment.

We are controlled by Carlyle, whose interests in our business may be different than yours.

As of June 30, 2010, Carlyle Partners III, L.P. and CP III Coinvestment, L.P., both of which are affiliates of The Carlyle Group, owned 90.8% of our equity and are able to control our affairs in all cases.  Our entire board has been designated by the affiliates of Carlyle and a majority of the board is associated with Carlyle.  In addition, the affiliates of Carlyle control the appointment of our management, the entering into of mergers, sales of substantially all of our assets and other extraordinary transactions.  The interests of Carlyle and its affiliates could conflict with yours.  In addition, Carlyle or its affiliates may in the future own businesses that directly compete with ours.

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

UNITED COMPONENTS, INC.

Date: August 11, 2010	By:	/s/ MARK P. BLAUFUSS
Name: Mark P. Blaufuss
Title: Chief Financial Officer and Authorized Representative